Form 10-Q
period 2009-06-30
FIRSTCITY FINANCIAL CORP
filed 2009-08-13
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, par value $.01 per share, outstanding at August 3, 2009 was 9,831,937.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(See Note 2)
ASSETS
Cash and cash equivalents	$25,521	$19,103
Restricted cash	1,115	1,217
Portfolio Assets:
Loan portfolios, net	212,511	121,137
Real estate held for sale	15,280	17,484
Real estate held for investment, net	9,635	9,592
Total Portfolio Assets	237,426	148,213
Loans receivable:
Loans receivable - affiliates	29,746	27,080
Loans receivable - SBA held for sale	3,492	4,901
Loans receivable - SBA held for investment, net	16,203	14,405
Loans receivable - other	11,698	13,533
Total loans receivable	61,139	59,919
Investment security available for sale	2,993	5,251
Equity investments	70,214	72,987
Service fees receivable ($864 and $553 from affiliates, respectively)	941	626
Servicing assets - SBA loans	974	722
Other assets, net	21,014	20,899
Total Assets	$421,337	$328,937

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks	$295,975	$242,889
Note payable to affiliate	8,658	8,658
Other liabilities	17,585	11,515
Total Liabilities	322,218	263,062
Commitments and contingencies (Note 17)
Equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; 11,331,937 shares issued; 9,831,937 shares outstanding)	113	113
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	102,779	101,875
Accumulated deficit	(28,683)	(37,073)
Accumulated other comprehensive loss	(1,145)	(3,726)
FirstCity Stockholders’ Equity	62,141	50,266
Noncontrolling interests	36,978	15,609
Total Equity	99,119	65,875
Total Liabilities and Equity	$421,337	$328,937

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Servicing fees ($2,137 and $2,484 from affiliates for the three month periods, respectively, and $4,264 and $4,648 from affiliates for the six month periods, respectively)	$2,403	$2,706	$4,795	$4,906
Income from Portfolio Assets	14,077	5,622	23,120	10,557
Gain on sale of SBA loans held for sale, net	610	133	610	142
Interest income from SBA loans	295	366	641	842
Interest income from loans receivable - affiliates	939	483	1,862	633
Interest income from loans receivable - other	364	355	793	630
Revenue from railroad operations	705	859	1,452	1,664
Other income	1,268	965	3,069	1,619
Total revenues	20,661	11,489	36,342	20,993
Expenses:
Interest and fees on notes payable to banks	3,145	3,758	6,189	7,441
Interest and fees on notes payable to affiliate	444	—	877	—
Salaries and benefits	6,032	5,297	11,086	10,327
Provision for loan and impairment losses	677	7,090	1,783	10,120
Asset-level expenses	1,417	1,427	2,654	2,988
Occupancy, data processing and other	2,182	3,303	5,588	5,758
Total expenses	13,897	20,875	28,177	36,634
Equity in net earnings of subsidiaries	1,198	3,008	1,052	5,848
Gain on step acquisition	1,455	—	1,455	—
Earnings (loss) before income taxes	9,417	(6,378)	10,672	(9,793)
Income tax expense	(440)	(98)	(703)	(289)
Net earnings (loss)	8,977	(6,476)	9,969	(10,082)
Less: Net income attributable to noncontrolling interests (See Note 2)	1,231	53	1,579	31
Net earnings (loss) attributable to FirstCity	$7,746	$(6,529)	$8,390	$(10,113)

Basic earnings (loss) per share	$0.79	$(0.63)	$0.85	$(0.97)
Diluted earnings (loss) per share	$0.76	$(0.63)	$0.84	$(0.97)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated	Non-
				Earnings	Other	controlling
	Common	Treasury	Paid in	(Accumulated	Comprehensive	Interests	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	(See Note 2)	Equity

Balances, December 31, 2007	$113	$(5,978)	$101,240	$9,602	$1,846	$3,209	$110,032
Repurchase of common stock	—	(3,245)	—	—	—	—	(3,245)
Stock option compensation expense	—	—	422	—	—	—	422
Investment in majority-owned entities	—	—	—	—	—	475	475
Distributions to noncontrolling interests	—	—	—	—	—	(773)	(773)
Other activity	—	—	—	—	—	10	10
Comprehensive loss:
Net loss	—	—	—	(10,113)	—	31	(10,082)
Foreign currency translation adjustments	—	—	—	—	305	114	419
Total comprehensive loss							(9,663)
Balances, June 30, 2008	$113	$(9,223)	$101,662	$(511)	$2,151	$3,066	$97,258

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Stock option compensation expense	—	—	130	—	—	—	130
Purchases of subsidiary shares in noncontrolling interests	—	—	774	—	—	(3,591)	(2,817)
Investments in majority-owned entities	—	—	—	—	—	25,410	25,410
Distributions to noncontrolling interests	—	—	—	—	—	(2,245)	(2,245)
Comprehensive income:
Net earnings	—	—	—	8,390	—	1,579	9,969
Change in net unrealized gain on securities available for sale	—	—	—	—	310	—	310
Foreign currency translation adjustments	—	—	—	—	2,271	216	2,487
Total comprehensive income							12,766
Balances, June 30, 2009 (unaudited)	$113	$(10,923)	$102,779	$(28,683)	$(1,145)	$36,978	$99,119

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(See Note 2)
Cash flows from operating activities:
Net earnings (loss)	$9,969	$(10,082)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(11,437)	(4,811)
Proceeds from the sale of SBA loans held for sale, net	13,819	2,993
Purchases of Portfolio Assets	(134,966)	(47,345)
Proceeds applied to principal on Portfolio Assets	82,089	30,924
Income from Portfolio Assets	(23,120)	(10,557)
Capitalized interest and costs on Portfolio Assets and loans receivable	(768)	(982)
Provision for loan and impairment losses	1,783	10,120
Foreign currency transaction (gains) losses, net	(300)	198
Equity in net earnings of non-consolidated subsidiaries	(1,052)	(5,848)
Gain on sale of SBA loans held for sale, net	(610)	(142)
Gain on sale of railroad property	(920)	—
Gain on step acquisition	(1,455)	—
Depreciation and amortization	1,991	1,834
Net premium amortization of loans receivable	(33)	(199)
Stock option compensation expense	130	422
Decrease (increase) in restricted cash	102	(681)
Decrease (increase) in service fees receivable	(336)	131
Increase in other assets	(965)	(8,960)
Increase in other liabilities	5,379	1,465
Net cash used in operating activities	(60,700)	(41,520)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,358)	(1,220)
Proceeds from sale of railroad property	1,350	—
Cash paid for business combination, net of cash acquired	(7,149)	—
Net principal advances on loans receivable	(1,611)	(23,377)
Net principal collections (advances) on SBA loans held for investment	(2,020)	445
Net principal paydowns on investment security available for sale	2,242	—
Contributions to non-consolidated subsidiaries	(1,222)	(2,491)
Distributions from non-consolidated subsidiaries	7,034	11,052
Net cash used in investing activities	(2,734)	(15,591)
Cash flows from financing activities:
Borrowings under note payable to affiliate	—	8,658
Borrowings under notes payable to banks	137,604	93,807
Principal payments of notes payable to banks, net	(84,570)	(51,773)
Payments of debt issuance costs and loan fees	(647)	(921)
Contributions from noncontrolling interests	22,270	475
Distributions to noncontrolling interests	(2,245)	(773)
Repurchase of common stock	—	(3,245)
Cash paid for subsidiary shares in noncontrolling interests	(2,796)	—
Net cash provided by financing activities	69,616	46,228
Effect of exchange rate changes on cash and cash equivalents	236	162
Net increase (decrease) in cash and cash equivalents	6,418	(10,721)
Cash and cash equivalents, beginning of period	19,103	23,037
Cash and cash equivalents, end of period	$25,521	$12,316
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,852	$6,154
Income taxes, net of refunds received	90	179

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

FirstCity Financial Corporation and subsidiaries (collectively, “FirstCity”, “Company”, “we”, “us” or “our”) is a financial services company with offices in the United States and Mexico, and a presence in Europe and South America. FirstCity engages in two major business segments – Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business operation since commencing operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing commercial and consumer loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. (“FirstCity Denver”) – which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and buyouts. Refer to Note 16 for additional information on the Company’s major business segments.

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K, as amended (“2008 Form 10-K”), and with the instructions to Form 10-Q. Accordingly, the accompanying unaudited consolidated financial statements do not include all of the information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in our 2008 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain amounts in the consolidated financial statements and disclosures for prior periods have been reclassified to conform to the current period’s presentation.

We have performed a review of subsequent events through August 13, 2009, the date the consolidated financial statements were issued, and concluded there were no events or transactions occurring during the period that required recognition or disclosure in our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of deferred tax assets and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; guarantee obligations; indemnifications; and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile financial, real estate and foreign currency markets; and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

At acquisition, the Company reviews the individual loans purchased to determine whether there is evidence of credit quality deterioration since origination and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan account is to be accounted for individually or whether such loan accounts will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). As permitted by SOP 03-3, static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, FirstCity determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted (“nonaccretable difference”). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment (“accretable yield”) is generally accreted into interest income over the remaining life of the loan or loan pool. The discount (i.e. the difference between the cost of each loan or static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance for the loan or loan pool. As a result, loans and loan pools are generally recorded at cost (which approximates fair value) at the time of acquisition.

In accordance with SOP 03-3, the Company accounts for its investments in SOP 03-3 loans and loan pools using either the interest method or the non-accrual method (through application of the cost-recovery basis of accounting). Application of the interest method is dependent on management’s ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery method.

Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. SOP 03-3 requires the IRR that is estimated when the loan accounts are purchased to remain constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Under SOP 03-3, subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition — that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

collections less than the interest accrual will increase the carrying value. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A loan or loan pool can become fully amortized (zero-basis carrying balance on the balance sheet) while still generating cash collections. In this case, cash collections are recognized as income when received.

If the amount and timing of future cash collections on a loan or loan pool are not reasonably estimable, the Company accounts for such assets on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan or loan pool, or until such time the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. At June 30, 2009 and December 31, 2008, the carrying value of SOP 03-3 loans and loan pools accounted for under the cost-recovery method approximated $73.2 million and $20.7 million, respectively.

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

In December 2007, the FASB issued SFAS 160, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS 160 also requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted SFAS 160 effective January 1, 2009, and it applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $15.6 million from total liabilities to equity in the December 31, 2008 consolidated balance sheet; and net distributions to noncontrolling interests of $0.3 million from operating activities to financing activities in the consolidated statement of cash flows for the six-month period ended June 30, 2008.

Fair Value

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of SFAS 157 may change current practice. We adopted SFAS 157 for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 13 for additional information.

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

We adopted the FSPs effective April 1, 2009. The adoption of the provisions of the FSPs did not have a material impact on our consolidated financial statements. See Note 13 for additional information.

Other

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 applies to all entities and requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial condition or results of operations. See Note 18 for additional information.

Effective January 1, 2009, the Company adopted EITF Issue No. 08-6, Equity-Method Investment Accounting (“EITF 08-6”). EITF 08-6 addresses a number of matters associated with the impact that SFAS 141R and SFAS 160 might have on the accounting for equity-method investments. EITF 08-6 clarifies the following: (1) the cost basis of a new equity-method investment should be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration; and (2) equity-method investments should continue to be subject to other-than-temporary impairment analysis pursuant to APB Opinion No. 18. EITF 08-6 also provides guidance on gain recognition when a portion of the investor’s ownership is sold, how changes in classification from equity-method to cost-method should be treated, and certain other issues. The adoption of EITF 08-6 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements for the quarterly period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. See Note 1 for additional information.

(3)  Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends SFAS 140 by including the following: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. SFAS 166 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 166 in the first quarter of 2010. We are currently evaluating the impact of the provisions of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the variable interest entity that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, SFAS 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 167 in the first quarter of 2010. We are currently evaluating the impact of the provisions of SFAS 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt the provisions of SFAS 168 and revise its financial statement disclosures in compliance with the new codification numbering system in the third quarter ended September 30, 2009. The Company does not expect the adoption of the provisions of SFAS 168 to have any impact on the Company’s financial condition or results of operations.

(4)  Business Acquisitions

The following is a summary of acquisitions completed by the Company during the six-month period ended June 30, 2009 that were accounted for as a purchase business combination pursuant to SFAS 141R or noncontrolling interest purchases pursuant to SFAS 160:

French Acquisition Partnerships

In May 2009, the Company, through a majority-owned subsidiary (UBN, SA), acquired additional ownership interests (ranging from 55.0% to 95.0%) in sixteen French Acquisition Partnerships for $7.8 million in cash. As a result of the transaction, the Company acquired a majority ownership interest (i.e. controlling financial interest) in each of the sixteen French entities — resulting in the entities becoming consolidated subsidiaries of the Company. Prior to this transaction, the Company, through a wholly-owned subsidiary, owned a direct equity-method investment in nine of the French entities (the aggregate carrying value of the Company’s equity-method investments in these nine French entities approximated $0.5 million at the time of the transaction). In addition, prior to this transaction, the Company, through an equity-method investee, owned an indirect equity-method investment in all of the French entities.

The transaction was accounted for as a business combination under SFAS 141R, and accordingly, the French entities’ assets (primarily loans that Company management considers to be SOP 03-3 loans) and liabilities and the noncontrolling interests were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The fair value of the Portfolio Assets was measured using a discounted cash flow model, employing a 20% market discount rate, based on the projected future cash flows of the underlying loan portfolios. In management’s opinion, the market discount rate used in the cash flow model reflects the rate of return a market participant would consider for this type of loan investment. The amounts attributable to the French entities that were included in the Company’s consolidated balance sheet on the acquisition date are as follows (in thousands):

Cash	$766
Portfolio Assets	12,912
Other liabilities	766

Noncontrolling interests (component of FirstCity’s equity)	3,080

In addition, pursuant to provisions under SFAS 141R, the Company’s previously-held direct equity-method investments in nine of the French entities were remeasured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying value of $0.5 million by approximately $1.5 million. As such, under SFAS 141R, the Company recognized a $1.5 million gain attributable to the remeasurement of its previously-held equity interests on the acquisition date (presented as “Gain on step acquisition” on the face of the Company’s consolidated statement of operations for the six-month period ended June 30, 2009).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Acquisitions of Noncontrolling Interests

In May 2009, the Company purchased noncontrolling interests in two majority-owned subsidiaries (UBN, SA and WAMCO 80) already included in the Company’s consolidated financial statements. The Company paid $2.8 million in cash for the purchased noncontrolling interests. On the respective acquisition dates, the Company’s carrying values of the purchased noncontrolling interests approximated $3.6 million. Under SFAS 160, the Company accounted for the purchased noncontrolling interests as equity transactions, and recognized the $0.8 million difference between the purchase prices and the carrying values of the noncontrolling interests acquired as an increase to the Company’s consolidated paid-in capital.

(5)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,049	$3,410
Performing Portfolio Assets	487	833
Loans Acquired After 2004
Loans acquired with credit deterioration	211,759	125,108
Loans acquired with no credit deterioration	2,132	2,757
Other (1)	64,166	65,394
Outstanding balance	281,593	197,502
Allowance for loan losses (1)	(69,082)	(76,365)
Carrying amount of loans, net of allowance	212,511	121,137

Real estate held for sale	15,280	17,484
Real estate held for investment, net (2)	9,635	9,592
Portfolio Assets, net	$237,426	$148,213

(1)         Includes loans and related allowance acquired in a step acquisition of a former equity-method investee in September 2008.

(2)         Includes lease-related intangible balances (net) of approximately $0.9 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$50	$75	$91	$255
Performing Portfolio Assets	152	37	258	143
Loans Acquired After 2004
Loans acquired with credit deterioration	13,530	4,913	22,253	8,466
Loans acquired with no credit deterioration	94	97	173	209
Real Estate Portfolios	170	447	(10)	1,376
Other	81	53	355	108
Income from Portfolio Assets	$14,077	$5,622	$23,120	$10,557

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $0.7 million for the six month period ended June 30, 2009 — which is comprised of a $0.4 million impairment charge on real estate portfolios and a $0.3 million provision for loan losses, net of recoveries. For the six month period ended June 30, 2008, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $9.9 million — which is comprised of a $1.0 million impairment charge on real estate portfolios and an $8.9 million provision for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$(71,922)	$(4,273)	$(76,365)	$(1,723)
Provisions	581	(6,287)	(660)	(9,154)
Recoveries	70	107	382	262
Charge-offs	6,220	—	7,647	162
Translation adjustments	(4,031)	(1)	(86)	(1)
Ending Balance	$(69,082)	$(10,454)	$(69,082)	$(10,454)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing loans acquired after 2004 with evidence of credit deterioration based on estimated future cash flows. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company’s decrease in its estimates of future cash flows. Changes in accretable yield for loans acquired after 2004 with evidence of credit deterioration are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$56,640	$31,318	$58,114	$35,951
Additions	12,146	16,898	23,077	20,213
Accretion	(5,562)	(3,476)	(10,460)	(6,734)
Reclassification from (to) nonaccretable difference	(1,022)	11,394	1,459	7,556
Disposals	(11,033)	(1,257)	(19,477)	(2,451)
Translation adjustments	1,767	307	223	649
Ending Balance	$52,936	$55,184	$52,936	$55,184

For the three- and six-month periods ended June 30, 2008, the Company adjusted the accretable yield schedules on certain loans to reflect the residual excess of the expected future cash flows over their carrying values. The tabular presentation above for the three- and six-month periods ended June 30, 2008 includes a $10.2 million increase to “Reclassification from (to) nonaccretable difference”. The adjustment to the underlying accretable yield schedule did not impact the Company’s consolidated financial position or results of operations.

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Face value at acquisition	$112,058	$64,903	$252,830	$74,755
Cash flows expected to be collected at acquisition, net of adjustments	83,306	53,150	164,428	63,285
Basis in acquired loans at acquisition (1)	64,497	36,252	134,688	43,072

(1)          Includes $28.3 million and $30.7 million of loans accounted for under the cost-recovery accounting method under SOP 03-3 upon acquisition for the three and six month periods ended June 30, 2009.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(6)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates	$15,366	$12,794
SBA	19,807	19,340
Other	3,667	3,313
Real estate:
Other	9,579	10,801

Foreign - commercial and industrial:
Affiliates	14,380	14,286

Total loans	62,799	60,534
Less: allowance for loan losses	(1,660)	(615)
Total loans, net	$61,139	$59,919

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$28,244	$25,747
Capitalized interest	1,502	1,333
Carrying amount of loans, net	$29,746	$27,080

The summary of activity in loans receivable — affiliates is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$27,827	$5,403	$27,080	$5,447
Advances	2,852	13,500	5,152	13,500
Payments received	(1,333)	(46)	(2,610)	(514)
Capitalized interest	88	95	169	191
Foreign exchange gains (losses)	312	28	(45)	356
Ending Balance	$29,746	$18,980	$29,746	$18,980

Loans receivable — affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. The loans are reported at their outstanding principal balances adjusted for unaccreted discounts, unamortized net loan fees, and the allowance for loan losses. Interest is accrued when earned and, if applicable, capitalized as part of loan principal in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loans receivable — affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

within the portfolios, which is generally real estate; whereas advances to affiliates for business expansion and working capital purposes are generally secured by business assets (i.e. accounts, inventory and equipment).

Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing expected future cash flows and evaluating values of the underlying loan collateral. For advances secured by loan portfolios, management analyzes the expected cash flows within each pool to determine that the cash flows are sufficient to repay these notes. For loans secured by business assets, management analyzes the expected future cash flows from the borrowing entity (discounted for the loan’s risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management’s evaluations indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable — affiliates for the six months ended June 30, 2009 and 2008.

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$3,449	$4,840
Capitalized costs	43	61
Carrying amount of loans, net	$3,492	$4,901

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$9,720	$1,055	$4,901	$133
Originations and advances of loans	6,787	3,752	11,600	4,842
Payments received	(88)	(29)	(163)	(31)
Capitalized costs	(99)	7	(18)	26
Loans sold, net	(12,828)	(2,566)	(12,828)	(2,751)
Ending Balance	$3,492	$2,219	$3,492	$2,219

Loans receivable — SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion is generally held in the portfolio and classified as held for investment. The Company recorded no write-downs of SBA loans held for sale below their cost for the six months ended June 30, 2009 and 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$17,482	$15,509
Allowance for loan losses	(112)	(34)
Discounts, net	(1,260)	(1,120)
Capitalized costs	93	50
Carrying amount of loans, net	$16,203	$14,405

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$15,673	$12,988	$14,405	$14,234
Originations and advances of loans	1,163	1,241	2,767	1,604
Payments received	(405)	(457)	(793)	(2,071)
Capitalized costs	17	20	43	27
Provision for SBA loan losses, net	(63)	(110)	(78)	(82)
Discount accretion, net	(182)	10	(141)	145
Charge-offs	—	—	—	(165)
Ending Balance	$16,203	$13,692	$16,203	$13,692

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$(49)	$(123)	$(34)	$(151)
Provisions	(76)	(110)	(97)	(234)
Recoveries	13	—	19	2
Charge-offs	—	—	—	150
Ending Balance	$(112)	$(233)	$(112)	$(233)

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$13,008	$13,929
Allowance for loan losses	(1,548)	(581)
Discounts, net	(11)	(20)
Capitalized interest and costs	249	205
Carrying amount of loans, net	$11,698	$13,533

Changes in loans receivable — other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$13,411	$5,965	$13,533	$5,995
Advances	1,381	10,480	3,368	10,472
Payments received	(2,170)	(58)	(4,299)	(81)
Capitalized interest and costs	26	84	44	93
Provision for loan impairment	(967)	—	(967)	—
Discount accretion, net	2	18	9	24
Foreign exchange gains (losses)	15	3	10	(11)
Ending Balance	$11,698	$16,492	$11,698	$16,492

Loans receivable — other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and various other assets. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The Company recorded impairment provisions on loans receivable — other of approximately $1.0 million for the six-month period ended June 30, 2009. The Company recorded no provisions for impairment for the six-month period ended June 30, 2008.

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

Condensed Combined Balance Sheets

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$286,666	$297,805
Liabilities	$96,755	$92,654
Net equity	189,911	205,151
	$286,666	$297,805
Servicing and operating entities:
Assets	$136,196	$126,136
Liabilities	$86,316	$77,182
Net equity	49,880	48,954
	$136,196	$126,136
Total:
Assets	$422,862	$423,941
Liabilities	$183,071	$169,836
Net equity	239,791	254,105
	$422,862	$423,941

Equity investment in Acquisition Partnerships	$42,839	$46,084
Equity investment in servicing and operating entities	27,375	26,903
	$70,214	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Income from Portfolio Assets	$10,799	$26,781	$21,275	$51,072
Other income	293	765	227	1,094
Revenues	11,092	27,546	21,502	52,166
Interest expense	1,252	5,337	2,626	7,213
Service fees	2,727	8,214	5,933	13,162
Provision for loan and impairment losses	4,286	3,388	5,892	8,746
Asset-level expenses	1,809	3,587	3,690	5,481
Other operating costs	1,460	2,015	2,183	5,937
Foreign currency gains	(13,897)	(5,435)	(2,752)	(8,380)
Income tax expense (benefit) and other taxes	(110)	705	(164)	1,737
Expenses	(2,473)	17,811	17,408	33,896
Equity in earnings of investments	—	859	—	1,636
Net earnings	$13,565	$10,594	$4,094	$19,906

Servicing and operating entities:
Income from Portfolio Assets	$6,065	$9,825	$12,334	$18,636
Servicing fees	5,539	9,420	10,506	16,731
Other income, net	4,539	2,636	14,031	4,663
Total revenues	16,143	21,881	36,871	40,030
Expenses	18,601	18,974	37,584	33,591
Net earnings (loss)	$(2,458)	$2,907	$(713)	$6,439

Equity in earnings of Acquisition Partnerships	$2,133	$3,017	$1,242	$5,338
Equity in earnings (loss) of servicing and operating entities	(935)	(9)	(190)	510
	$1,198	$3,008	$1,052	$5,848

Portfolio Assets held by certain Acquisition Partnerships are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the partnership entity that incurred the debt.

The combined assets and equity of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company’s equity investments in those entities, are summarized by geographic region below.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Domestic:
Acquisition Partnerships	$53,104	$62,249
Operating entities	21,354	19,787
Latin America:
Acquisition Partnerships	145,677	142,340
Servicing entities	13,999	14,122
Europe:
Acquisition Partnerships	87,885	93,216
Servicing entities	100,843	92,227
	$422,862	$423,941

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Equity:
Domestic:
Acquisition Partnerships	$26,580	$29,614
Operating entities	2,317	3,710
Latin America:
Acquisition Partnerships	122,974	128,416
Servicing entities	1,466	1,970
Europe:
Acquisition Partnerships	40,357	47,121
Servicing entities	46,097	43,274
	$239,791	$254,105

Equity investment in Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$12,097	$14,542
Operating entities	929	953
Latin America:
Acquisition Partnerships	18,215	18,657
Servicing entities	2,913	2,876
Europe:
Acquisition Partnerships	12,527	12,885
Servicing entities	23,533	23,074
	$70,214	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenues and earnings (losses) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues:
Domestic:
Acquisition Partnerships	$2,966	$3,232	$4,606	$6,347
Operating entities	4,192	2,164	13,193	2,164
Latin America:
Acquisition Partnerships	2,912	12,495	5,437	23,726
Servicing entities	3,036	5,223	5,324	10,449
Europe:
Acquisition Partnerships	5,214	11,819	11,459	22,093
Servicing entities	8,915	14,494	18,354	27,417
	$27,235	$49,427	$58,373	$92,196

Net earnings (loss):
Domestic:
Acquisition Partnerships	$1,310	$(310)	$1,414	$243
Operating entities	(1,961)	(900)	18	(900)
Latin America:
Acquisition Partnerships	11,344	3,007	(1,029)	5,990
Servicing entities	(409)	(484)	(935)	(69)
Europe:
Acquisition Partnerships	911	7,897	3,709	13,673
Servicing entities	(88)	4,291	204	7,408
	$11,107	$13,501	$3,381	$26,345
Equity in earnings (loss) of Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$515	$(112)	$516	$154
Operating entities	(642)	(356)	197	(356)
Latin America:
Acquisition Partnerships	1,391	735	(253)	1,104
Servicing entities	(204)	(147)	(467)	56
Europe:
Acquisition Partnerships	227	2,394	979	4,080
Servicing entities	(89)	494	80	810
	$1,198	$3,008	$1,052	$5,848

At June 30, 2009, the Company had $29.1 million in Euro-denominated debt that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 18 for additional information.

(8)  Servicing Assets — SBA Loans

In accordance with SFAS 156, servicing rights purchased or resulting from the sale of loans are initially recognized at fair value at the date of acquisition or transfer. Subsequent to the date of purchase or sale, the Company elected to measure the carrying value of the servicing assets by using the amortization method — which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$739	$839	$785	$885
Servicing Assets capitalized	312	52	312	54
Servicing Assets amortized	(50)	(50)	(96)	(98)
Ending Balance	$1,001	$841	$1,001	$841

Reserve for impairment of servicing assets:
Beginning Balance	$(44)	$(110)	$(63)	$(42)
Impairments	(16)	(1)	(16)	(69)
Recoveries	33	19	52	19
Charge-offs	—	—	—	—
Ending Balance	$(27)	$(92)	$(27)	$(92)

Ending Balance (net of reserve)	$974	$749	$974	$749

Fair value of amortized servicing assets:
Beginning balance	$695	$729	$722	$843
Ending balance	$974	$749	$974	$749

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate. The estimated fair value of servicing assets was determined using discount rates ranging from 5.4% to 11.2%, prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans), and weighted average lives of the underlying assets ranging from 52 to 280 months and a combined weighted average life of 186 months. In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(9)  Income Taxes

The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At June 30, 2009 and December 31, 2008, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Pursuant to the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”). The gross amount of UTBs on uncertain tax positions as of June 30, 2009 totaled $336,000, which if recognized, would impact the Company’s effective income tax rate.

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possible that the amount of UTBs could be reduced by approximately $50,000, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At June 30, 2009, interest and penalties of $92,000 are included in “Other liabilities” as income taxes payable.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net earnings (loss)	$8,977	$(6,476)	9,969	(10,082)
Less: net income attributable to the noncontrolling interest	1,231	53	1,579	31
Net earnings (loss) attributable to FirstCity	$7,746	$(6,529)	$8,390	$(10,113)

Weighted average outstanding shares of common stock (in thousands)	9,832	10,357	9,832	10,471
Dilutive effect of:
Warrants	181	—	99	—
Employee stock options	122	—	52	—
Weighted average outstanding shares of common stock and common stock equivalents	10,135	10,357	9,983	10,471

Net earnings (loss) per share:
Basic	$0.79	$(0.63)	$0.85	$(0.97)
Diluted	$0.76	$(0.63)	$0.84	$(0.97)

Dilutive shares excluded from above (in thousands):
Warrants	—	231	—	265
Employee stock options	—	174	—	210

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(11)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2009 and 2008 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Amount of compensation cost recognized in expenses	$25	$197	$130	$422
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

A summary of stock option activity as of June 30, 2009 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Outstanding at
January 1, 2009	811,150	$6.24
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(2,500)	9.85
Outstanding at
June 30, 2009	808,650	$6.23	4.02	$619
Exercisable at
June 30, 2009	718,112	$5.73	3.53	$619

There were no stock options exercised during the six-month periods ended June 30, 2009 and 2008. As of June 30, 2009, there was approximately $438,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.0 years.

A summary of the status and changes of FirstCity’s non-vested shares as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	107,913	$7.06
Granted	—	$—
Vested	(15,500)	$1.58
Forfeited	(1,875)	$9.85
Non-vested at June 30, 2009	90,538	$7.36

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(12)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(1,495)	$(3,766)
Net unrealized gains on securities available for sale (1)	350	40
Total accumulated other comprehensive loss	$(1,145)	$(3,726)

(1)   Includes $326,000 at June 30, 2009 attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity method of accounting.

(13)  Fair Value

Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Asset Measured at Fair Value on a Recurring Basis

At June 30, 2009, the only financial or non-financial item that the Company measures at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction that the Company purchased in 2008). The Company measures fair value for this investment security using a discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. At June 30, 2009 and December 31, 2008, the carrying value of this investment security (at fair value) approximated $3.0 million and $5.2 million, respectively. The table below summarizes the changes to this Level 3 asset measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2009:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2009
Balance, beginning of period	$4,279	$5,251
Total net gains (losses) for the period included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(9)	(16)
Purchases, sales, issuances and settlements, net	(1,277)	(2,242)
Net transfers into Level 3	—	—
Balance, end of period	$42,987	$42,987

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at June 30, 2009, the following table provides the valuation levels used to determine the fair value of the financial assets:

	Carrying Value at June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Portfolio Assets - loans (1)	$1,925	$—	$—	$1,925
Real estate held for sale (2)	7,534	—	7,534	—

	Carrying Value at December 31, 2008 (3)
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Portfolio Assets - loans (1)	$5,677	$—	$—	$5,677
SBA loans held for investment (1)	140	—	—	140
Servicing assets - SBA loans	534	—	—	534

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

(3)   Pursuant to the Company’s adoption of FSP FAS 157-2 in 2008, the Company did not apply the provisions of SFAS 157 to non-recurring fair value measurements of non-financial Portfolio Assets (i.e. real estate held for sale) upon recognition of impairment charges on such assets during 2008. In accordance with FSP FAS 157-2, the Company applied the provisions of SFAS 157 to fair value measurements of non-financial Portfolio Assets effective January 1, 2009.

The fair values of “Portfolio Assets — loans” and “SBA loans held for investment,” as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

The fair value of “Servicing assets — SBA loans,” as measured on a non-recurring basis, is based on the Company’s discounted cash flow model. This model estimates fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, and weighted average lives and interest rates of the underlying loans. The Company classifies its fair value measurement techniques for servicing assets as Level 3 inputs since the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of “Real estate held for sale,” as measured on a non-recurring basis, is generally based on collateral valuations using observable inputs.

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

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

In addition to the methods and assumptions we use to measure the fair value of financial instruments as discussed in the section above, we used the following methods and assumptions to estimate the fair value of our financial instruments that are not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. Furthermore, because active markets do not exist for a significant portion of the Company’s financial instruments, management uses present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at June 30, 2009 and December 31, 2008.

Loans Receivable Held-for-Sale:  Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics. The carrying amount of loans held-for-sale approximated fair value at June 30, 2009 and December 31, 2008.

Portfolio Assets — Loans and Loans Receivable:  Estimated fair values of Portfolio Assets — loans and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At June 30, 2009 and December 31, 2008, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $273.0 million and $178.0 million, respectively, and the estimated fair values approximated $377.0 million and $238.4 million, respectively.

Servicing Assets:  The Company relies primarily on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of its servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds; discount rate; and weighted average lives and interest rates of the underlying loans. The fair value estimate excludes the value of the servicing rights for loans sold in which the servicing rights have not been capitalized. At June 30, 2009 and December 31, 2008, the carrying amount of servicing assets approximated fair value.

Notes Payable:  Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at June 30, 2009 and December 31, 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(14)  Variable Interest Entities

In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with entities that involve variable interests. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity’s net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity’s outstanding voting stock. If an entity is determined to be a variable interest entity (“VIE”), we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we absorb a majority of expected losses or receive a majority of residual returns (if the losses or returns occur), or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through qualitative analysis, we use internal cash flow models to compute and allocate expected losses or residual returns to each variable interest holder. The allocation of expected cash flows is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure.

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

Operating Entity VIEs — The Company has significant variable interests with certain operating entities. FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. The voting interests of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by these VIEs. The Operating Entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company is not the primary beneficiary of the Operating Entity VIEs as the majority of the variable interests are expected to accrue to other non-affiliated investors. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of June 30, 2009 related to the Company’s variable interests in non-consolidated VIEs. The Company does not have any consolidated VIEs for which it holds a minority voting interest in the entity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Assets on FirstCity’s		FirstCity’s
	Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,139	$20,292	$24,010

Operating Entity VIEs	18,703	325	19,028

Net assets acquired	$20,842	$20,617	$43,038

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(15)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.1 million and $2.5 million for the three month periods ended June 30, 2009 and 2008, respectively, and $4.3 million and $4.6 million for the six month periods ended June 30, 2009 and 2008, respectively.

FirstCity Servicing Corporation (“FCSC”), an indirect wholly-owned affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of December 31, 2008, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS included in other income of $101,000 and $127,000 during the three month periods ended June 30, 2009 and 2008, respectively, and $199,000 and $240,000 during the six month periods ended June 30, 2009 and 2008, respectively.

(16)  Segment Reporting

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in twelve to thirty-six months.

Operating segment revenues and profitability, and a reconciliation to net earnings (loss) before deduction of net income attributable to noncontrolling interests for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$18,969	$10,017	$32,266	$18,250
Operating contribution (loss), net of direct taxes	$11,138	$(5,007)	$12,054	$(7,072)

Special Situations Platform:
Total revenues	$1,575	$1,427	$3,913	$2,516
Operating contribution (loss), net of direct taxes	$(1,132)	$186	$205	$451
Total operating income (loss), net of direct taxes	$10,006	$(4,821)	$12,259	$(6,621)

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	2,157	1,821	3,779	3,491
Income taxes	103	(113)	90	1
Net earnings (loss) attributable to FirstCity	$7,746	$(6,529)	$8,390	$(10,113)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Domestic	$15,785	$6,177	$25,518	$11,807
Latin America	4,355	3,853	5,274	6,888
Europe	661	3,340	2,313	5,735
Other	8	11	16	24
Total	$20,809	$13,381	$33,121	$24,454

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total assets for each of the segments and a reconciliation to total assets follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Cash and cash equivalents	$25,521	$19,103
Restricted cash	1,115	1,217
Portfolio acquisition and resolution assets:
Domestic	236,465	167,211
Latin America	42,463	42,426
Europe	63,802	48,612
Other	—	228
Special situations platform assets	40,483	37,786
Other non-earning assets, net	11,488	12,354
Total assets	$421,337	$328,937

(17)  Commitments and Contingencies

Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our 2008 Form 10-K.

On June 4, 2009, the Company received notice of the issuance of an opinion by the Court of Appeals for the First District of Texas in FCLT Loans Asset Corp. and Timothy J. Blair, class representative v. FirstCity Financial Corporation in which the Court of Appeals denied the joint motion of the parties to the suit to abate the appeal, reversed the judgment in favor of FirstCity and remanded the case to the trial court. The Court held that JPMorgan, as successor trustee, is the legal owner of the demutualized proceeds interpled by Prudential Financial, Inc., and that the trustee’s participation is necessary to determine the appropriate disbursement of the demutualization proceeds. On June 19, 2009, FirstCity filed a motion for rehearing in the First District Court of Appeals on the basis that the Court of Appeals could not reverse the decision of the trial court on basis of error that was not assigned, presented, preserved, or briefed by the parties on appeal.

The Interpleader Suit was originally filed by Prudential to determine the ownership of stock and dividends that became available as a result of the demutualization of Prudential Insurance Company of America (“Prudential Insurance”). On March 21, 2006, the trial court entered an order granting FirstCity’s motion for partial summary judgment and rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. On November 25, 2008, the parties to the suit reached a preliminary agreement to settle the lawsuit involving the disputed ownership of approximately $18.6 million of proceeds from the demutualization of Prudential Insurance Company. A court-ordered mediation was held on November 18, 2008 and following the unsuccessful mediation the mediator submitted his proposal to the three claimants. The mediator’s proposal accepted by the claimants on November 25, 2008 provided for each of the parties to receive 25% of the demutualization proceeds (approximately $4,650,000 each) upon approval of the settlement by the trial court, and for the remaining 25% ($4,650,000) to be held pending the determination of the appeal by the Court of Appeals. The settlement was subject to the approval by the Court of Appeals of the motion to abate the appeal to allow the trial court to consider approval of the settlement involving the class of former employees, which motion was denied by the Court of Appeals in its opinion.

Indemnification Obligation Commitments

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp.”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, nor Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $250,000, and then only for the amount in excess of $250,000 in the aggregate; however certain representations and warranties are not subject to this $250,000 threshold. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and Strategic Mexican Investment Partners, L.P. (“SMIP”), an affiliate of the Company and Cargill Financial Services International, Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”) which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250,000; however, claims related to taxes and fraud are not subject to this $250,000 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste, S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico, Inc. and Strategic Mexican Investment Partners, L.P. (“SMIP”), each affiliates of FirstCity and Cargill Financial Services International, Inc. (“CFSI”) and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding, LLP

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of U.S. $119.3 million as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding, LLC. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, LLC, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest.

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

Financial Security Assurance Inc. (“FSA”), in its capacity as certificate insurer under the Pooling and Servicing Agreement, relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the “Trust”), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee, made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from the Trust. FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $0.5 million from the Bank of Scotland. Pursuant to the agreement with FSA, FC Capital Corp. has the option to purchase the loans for $0.5 million prior to a call under the letter of credit. In July 2009, FirstCity funded this $0.5 million letter of credit pursuant to a demand made by FSA as a result of the line of credit issuer failing to maintain the long-term ratings as required under the agreement. In the opinion of management, this transaction will not have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Letters of Credit and Other Guarantees

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $10.75 million at June 30, 2009. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At June 30, 2009, FirstCity had a letter of credit in the amount of $10.75 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $10.75 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At June 30, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $10.8 million. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

American Business Lending, Inc. (“ABL”), a majority-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as amended in February 2009, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. At June 30, 2009, the balance of this facility was $13.7 million. In connection with this arrangement, FirstCity provides WFF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides guarantees to various financial institutions for financing associated investments and operations of certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from July 2009 to May 2011, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At June 30, 2009, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $2.2 million, and the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s underlying guaranty approximated $1.8 million.

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

Limited-Life Subsidiaries

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Certain provisions of SFAS 150 would have required us to classify non-controlling interests in consolidated limited-life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. However, the FASB indefinitely deferred application of the measurement and recognition provisions, but not the disclosure requirements, of SFAS 150 with respect to these non-controlling interests. At June 30, 2009, the estimated settlement value of the Company’s non-controlling interests in consolidated limited-life subsidiaries was $4.3 million. The Company’s carrying value of the non-controlling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $2.7 million at June 30, 2009.

(18)  Foreign Currency Exchange Risk Management

We use debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At June 30, 2009, the Company carried $29.1 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At June 30, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

Non-Derivative Instrument
in Net Investment	Balance Sheet	Carrying
Hedging Relationship	Location	Value

Euro-denominated debt	Notes payable to banks	$29,055

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three and six month periods ended June 30, 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCL		Location of Gain (Loss)	Amount Excluded from
Non-Derivative Instrument	(Effective Portion)		Reclassified from	Effectiveness Testing)
in Net Investment	Three Months Ended	Six Months Ended	AOCL into Income	Three Months Ended	Six Months Ended
Hedging Relationship	June 30, 2009	June 30, 2009	(Effective Portion)	June 30, 2009	June 30, 2009

Euro-denominated debt	$(1,753)	$259	Other income (expense)	$—	$—

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

The Company recorded net earnings of $7.7 million for the second quarter of 2009, an increase of $14.2 million from the $6.5 million net loss reported for the second quarter of 2008. The diluted net income per common share was $0.76 in the second quarter of 2009, compared to the diluted net loss per common share of $0.63 for the same period in 2008. Revenue streams generated by the Company’s earnings assets and servicing platform positively impacted earnings in the second quarter of 2009 — as revenues in the second quarter of 2009 increased to $20.7 million compared to $11.5 million in the second quarter of 2008. The Company’s earnings in the second quarter of 2009 include $14.1 million of income and gains from Portfolio Assets; $1.6 million of interest income from loans receivable; $2.4 million of fee income attributable to our loan servicing platform, $0.7 million of revenue and gains attributable to our majority-owned railroad operations; and a $1.5 million step acquisition gain attributable to additional equity purchased in certain of our European Acquisition Partnerships. The increase in earnings in the second quarter of 2009 from the comparable prior quarter were also positively impacted by a $6.4 million decrease in net impairment provisions, and a $2.0 million increase in foreign currency transaction gains. The impact of net impairment provisions and foreign currency transaction gains to our earnings in the second quarter of 2009 are further explained below. In addition, see Results of Operations below for a detailed review of the Company’s operations for the second quarter of 2009 compared to the second quarter of 2008.

In the second quarter of 2009, the Company was involved in acquiring $67.1 million of domestic Portfolio Asset investments with a face value of approximately $117.8 million — of which FirstCity’s investment share was $48.6 million. In addition to its Portfolio Asset acquisitions in the second quarter of 2009, FirstCity invested $7.9 million in the form of SBA loan originations and advances; and $3.2 million in the form of debt and equity investments under its Special Situations Platform (“FirstCity Denver”). FirstCity also invested $11.2 million in direct equity investments in the second quarter of 2009 (attributable primarily to European entity acquisitions). At June 30, 2009, FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $383.2 million. FirstCity’s global distribution of earning assets (at carrying value) at June 30, 2009 included $276.9 million in the United States; $63.8 million in Europe; and $42.5 million in Latin America.

Net Impairment Provisions

The Company recorded $2.0 million of net impairment provisions in the second quarter of 2009 — comprised of $0.7 million of net provisions recorded to our consolidated loans and portfolios, and $1.3 million as our share of net impairment provisions recorded to loans and portfolios held in our unconsolidated Acquisition Partnerships. The global distribution of the $2.0 million of net impairment provisions recorded by the Company in the second quarter of 2009 includes $2.9 million in the United States, $0.2 million in Latin America, and $1.1 million in net recoveries in Europe. The impairment provisions in the second quarter of 2009 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and portfolios. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectability of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

Foreign Currency Transaction Gains

The combined impact of foreign currency transactions from the Company’s consolidated and non-consolidated foreign operations resulted in a $2.2 million foreign currency exchange gain in the second quarter of 2009 (compared to a combined impact of $0.2 million in foreign currency transaction gains in the second quarter of 2008). The global distribution of the Company’s combined foreign currency exchange gain in the second quarter of 2009 was comprised of $0.4 million from European operations and $1.8 million from Latin American operations. It remains unclear what impact the general global economic conditions will have on our financial holdings and investments from our European and Latin American operations. As such, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses in the future.

Management’s Outlook

In spite of the substantial losses reported in the financial services sector over the past two years and downward pressure on economic growth due to a decline in general economic conditions, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $67.1 million of portfolio investments with a face value of approximately $117.8 million in the second quarter of 2009 — of which FirstCity’s investment share was $48.6 million, and the Company invested an additional $22.3 million in the form of loan and direct equity investments. In addition, subsequent to June 30, 2009, the Company was involved in acquiring $36.4 million of Portfolio Assets with a face value of approximately $52.1 million — of which FirstCity’s investment share was $18.3 million. The Company also funded an additional $3.0 million in SBA loan originations and other investments subsequent to June 30, 2009.

In addition, notwithstanding tightened credit standards and restrained lending in the marketplace, management believes that the volatility and disruptions in the financial markets will not impact FirstCity’s ability to finance its operations. FirstCity presently has (1) $350.0 million of credit facility commitments available to (i) finance the senior debt and equity portions of portfolio and asset purchases; (ii) finance equity investments in new ventures; and (iii) provide for the issuance of letters of credit working capital loans; and (2) a $25.0 million credit facility commitment to finance SBA loan originations and advances.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are impacted by many factors including, but not limited to, general economic conditions; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, prices and terms for loan portfolios and other investments in all of the Company’s businesses. The Company’s business and results of operations are also impacted by the availability of financing with terms acceptable to the Company, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Components of the results of operations for the three and six month periods ended June 30, 2009 and 2008, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$11,138	$(5,007)	$12,054	$(7,072)
Special Situations Platform	(1,132)	186	205	451
Operating contribution (loss)	10,006	(4,821)	12,259	(6,621)
Corporate overhead	(2,260)	(1,708)	(3,869)	(3,492)
Net earnings (loss) attributable to FirstCity	$7,746	$(6,529)	$8,390	$(10,113)
Diluted earnings (loss) per common share	$0.76	$(0.63)	$0.84	$(0.97)

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 16 to the Consolidated Financial Statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

Second Quarter 2009 Compared to Second Quarter 2008

The Company reported net earnings of $7.7 million in the second quarter of 2009 compared to net losses of $6.5 million in the second quarter of 2008. Diluted net earnings to common stockholders were $0.76 per common share in the second quarter of 2009 compared to $0.63 of diluted net losses per common share in the second quarter of 2008.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in an $11.1 million operating gain in the second quarter of 2009 compared to a $5.0 million operating loss for the same period in 2008. FirstCity was involved in acquiring $67.1 million of Portfolio Assets in the second quarter of 2009 with an approximate face value of $117.8 million, compared to its involvement in acquiring $36.7 million of Portfolio Assets in the second quarter of 2008 with an approximate face value of $92.1 million. In the second quarter of 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $48.6 million — with $48.0 million acquired through consolidated Portfolios. In the second quarter of 2008, the Company’s investment share in the Portfolio Asset acquisitions was $33.4 million — all acquired through consolidated Portfolios.

FirstCity invested an additional $7.9 million in the second quarter of 2009 in the form of SBA loan originations and advances, compared to $5.0 million for the same period in 2008. FirstCity also invested $11.2 million in direct equity investments in the second quarter of 2009 (attributable primarily to European entity acquisitions).

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,403	$2,706
Income from Portfolio Assets	14,077	5,622
Gain on sale of SBA loans held for sale, net	610	133
Interest income from SBA loans	295	366
Interest income from loans receivable - affiliates	553	147
Interest income from loans receivable - other	207	123
Other income	824	920
Total revenues	18,969	10,017
Expenses:
Interest and fees on notes payable	3,438	3,707
Salaries and benefits	3,952	3,829
Provision for loan and impairment losses	(290)	7,090
Asset-level expenses	1,244	1,424
Occupancy, data processing and other	908	2,064
Total expenses	9,252	18,114
Equity in net earnings of unconsolidated subsidiaries	1,840	3,364
Gain on step acquisition	1,455	—
Net income attributable to noncontrolling interests	(1,611)	(67)
Operating contribution (loss) before direct taxes	$11,401	$(4,800)
Operating contribution (loss), net of direct taxes	$11,138	$(5,007)

Servicing fee revenues.  Servicing fee revenues decreased slightly to $2.4 million in the second quarter of 2009 from $2.7 million in the second quarter of 2008. Servicing fees from domestic Acquisition Partnerships totaled $0.6 million in the second quarter of 2009 compared to $0.3 million for the same period in 2008, while servicing fees from Latin American Acquisition Partnerships totaled $1.7 million in the second quarter of 2009 compared to $2.3 million for the same period in 2008. The decline in servicing fees from Latin American Acquisition Partnerships for the second quarter of 2009 in comparison to the same period in 2008 is attributable primarily to foreign currency exchange rate fluctuations during the respective periods that the fees were recorded. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from the portfolios held by these non-consolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $14.1 million in the second quarter of 2009 compared to $5.6 million in the second quarter of 2008. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $205.6 million for the second quarter of 2009 from $121.7 million for the second quarter of 2008 (a majority of FirstCity’s portfolio investments over the past year were acquired through consolidated subsidiaries). The significant increase in income from Portfolio Assets is attributed primarily to an increase in collections to $51.7 million in the second quarter of 2009 compared to $11.4 million for the same period in 2008; $8.3 million of gains recorded on loan settlements in the second quarter of 2009 compared to $2.0 million of settlement gains recorded for the same period in 2008; and increased income accretion recorded by the Company as a result of its rising investment level in Portfolio Assets. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.6 million gain on the sales of SBA loans in the second quarter of 2009 with a $13.2 million net basis in the loans sold, compared to $0.1 million of gains recorded in the second quarter of 2008 with a $2.6 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. The increased activity in the second quarter of 2009 is attributable to the return of investor demand for SBA loans as a result of certain federal government programs and initiatives that were implemented over the past six months.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $0.3 million during the second quarter of 2009 compared to $0.4 million during the second quarter of 2008. Even though FirstCity’s average investment in SBA loans increased to $22.2 million for the second quarter of 2009 compared to $15.5 million for the second quarter of 2008, the decline in interest income is attributable to a steady decline in market interest rates since the second quarter of 2008 (the Company’s SBA loans are priced at variable interest rates).

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates increased to $0.6 million in the second quarter of 2009 compared to $0.1 million for the same period in 2008. The increased income is attributed to FirstCity’s average investment level in loans receivable — affiliates rising to $14.2 million for the second quarter of 2009 compared to $5.4 million for the second quarter of 2008.

Interest income from loans receivable — other.   Interest income from loans receivable — other slightly increased by $0.1 million in the second quarter of 2009 compared to the second quarter of 2008. The increase is attributed to the Company’s increased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable — other was $7.0 million and $5.3 million for the second quarters of 2009 and 2008, respectively.

Other income.  Other income for the second quarter of 2009 remained constant in comparison to the second quarter of 2008.

Expenses.  Operating expenses approximated $9.3 million and $18.1 million in the second quarters of 2009 and 2008, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $3.4 million and $3.7 million in the second quarters of 2009 and 2008, respectively. FirstCity’s average outstanding debt increased to $291.4 million in the second quarter of 2009 from $192.0 million in the second quarter of 2008 as a result of its increased investment activity. However, the Company’s average cost of borrowings decreased to 4.7% in the second quarter of 2009 compared to 7.7% in 2008 due to a decline in market interest rates over the past twelve months.

Salaries and benefits totaled $4.0 million and $3.8 million in the second quarters of 2009 and 2008, respectively. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 209 and 204 at June 30, 2009 and 2008, respectively.

Net recoveries for loan and impairment losses totaled $0.3 million in the second quarter of 2009 compared to $7.1 million in net provisions for loan and impairment losses for the same period in 2008. In the second quarter of 2009, the Company recorded net impairment provisions of $1.7 million to consolidated domestic loan portfolios, which was off-set by $2.0 million of net recoveries from consolidated European loan portfolios. The significant provisions recorded in the second quarter of 2008 derived from the then-developing adverse effects of the global economic crisis. The need for impairment provisions and recoveries are identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment and recoveries is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and requires estimates that are susceptible to significant revision as more information becomes available.

Asset-level expenses, which generally represent costs incurred by FirstCity to support foreclosed properties and to protect its security interests in loan collateral, decreased to $1.2 million in the second quarter of 2009 compared to $1.4 million for the same period in 2008. The decrease is attributed primarily to a decline in the Company’s holdings of foreclosed properties in 2009 compared to 2008. The Company’s investment in foreclosed properties decreased by $4.8 million over the past twelve months to $15.3 million at June 30, 2009.

Occupancy, data processing and other expenses decreased to $0.9 million for the second quarter of 2009 from $2.1 million in the second quarter of 2008. The decrease is attributed primarily to $0.9 million of foreign currency exchange gains from our foreign consolidated investments in the second quarter of 2009 compared to $0.4 million of foreign currency exchange losses for the same period in 2008 — a $1.3 million favorable impact.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries decreased to $1.8 million in the second quarter of 2009 compared to $3.4 million in the second quarter of 2008. Equity in earnings of Acquisition Partnerships decreased to $2.1 million in the second quarter of 2009 from $3.0 million for the same period in 2008, and equity in earnings of servicing entities decreased to a $0.3 million loss in the second quarter of 2009 compared to $0.3 million of net earnings in the second quarter of 2008. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•                Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $3.0 million in the second quarter of 2009 from $3.2 million for the same period in 2008. However, total net earnings reported by domestic partnerships increased to $1.3 million in the second quarter of 2009 compared to a $0.3 million loss in the second quarter of 2008. The decrease in total partnership revenues was attributed primarily to a decrease in portfolio asset holdings (i.e. earning assets) to $50.5 million in the second quarter of 2009 from $73.8 million for the same period in 2008, off-set partially by a significant increase in collections to $9.9 million in the second quarter of 2009 from $6.4 million in the second quarter of 2008. The increase in total net earnings was attributable to the increased collections discussed above, and a decline in total provisions reported by the domestic partnerships to $0.6 million in the second quarter of 2009 from $2.3 million for the same period in 2008. The collective activity described above translated to an increase in FirstCity’s share of net earnings in domestic Acquisition Partnerships to $0.5 million in earnings for the second quarter of 2009 over $0.1 million in losses for the same period in 2008.

FirstCity’s average investment in domestic Acquisition Partnerships decreased to $13.9 million in the second quarter of 2009 from $21.8 million in the second quarter of 2008. As a result, FirstCity’s share of domestic partnership revenues experienced a decrease as discussed above (although the revenue decrease was off-set by a significant increase in collections as discussed above). Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in domestic partnerships revenues.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships decreased to $2.9 million in the second quarter of 2009 from $12.5 million in the second quarter of 2008. However, Latin American partnerships reported total net income of $11.3 million in the second quarter of 2009 compared to $3.0 million of earnings for the same period in 2008. The decrease in total partnership revenues was attributed primarily to a decrease in collections to $5.8 million in the second quarter of 2009 from $28.8 million in the second quarter of 2008 (which corresponds to a decrease in the Latin American partnership portfolio asset holdings (i.e. earning assets) to $142.5 million in the second quarter of 2009 from $214.1 million for the same period in 2008). The increase in total earnings reported by the Latin American partnerships was attributed primarily to foreign currency transaction gains of $13.9 million recorded in the second quarter of 2009 compared to $5.4 million of currency transaction gains in the second quarter of 2008 — an $8.5 million positive impact. The collective activity described above translated to an increase in FirstCity’s share of net earnings in Latin American Acquisition Partnerships to $1.4 million in earnings for the second quarter of 2009 from $0.7 million in earnings for the same period in 2008.

FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $17.5 million in the second quarter of 2009 from $23.8 million in the second quarter of 2008. As a result, FirstCity’s share of Latin American partnership revenues experienced a decrease as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in Latin American partnerships revenues.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $5.2 million in the second quarter of 2009 from $11.8 million in the second quarter of 2008. In addition, total net earnings reported by European partnerships decreased to $0.9 million in the second quarter of 2009 compared to $7.9 million the same period in 2008. The decrease in total partnership revenues and earnings was attributed primarily to a decrease in collections to $6.3 million in the second quarter of 2009 from $20.4 million for the same period in 2008 (which corresponds to a decrease in the European partnership portfolio asset holdings (i.e. earning assets) to $83.5 million in the second quarter of 2009 from $124.9 million for the same period in 2008). The decrease in total partnership revenues and earnings was also attributable to an increase in total provisions reported by the European partnerships to $2.7 million of net impairment provisions in the second quarter of 2009 from $0.5 million of net recoveries in the second quarter of 2008. The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.2 million for the second quarter of 2009 from $2.4 million for the second quarter of 2008.

FirstCity’s average investment in European Acquisition Partnerships decreased to $12.8 million in the second quarter of 2009 from $31.2 million in the second quarter of 2008. As a result, FirstCity’s share of European partnership revenues experienced a decrease as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in European partnerships revenues.

Gain on step acquisition.  In the second quarter of 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to new business combination accounting standards (SFAS 141R), the Company’s previously-held noncontrolling interests in the French entities were remeasured to fair value on the acquisition date (May 2009) — which resulted in the Company’s recognition of the $1.5 million gain. Refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests increased to $1.6 million for the second quarter of 2009 from $0.1 million for the same period in 2008. The increase is attributed primarily to a rise in the Company’s level of co-investments in portfolio purchases with other investors through consolidated subsidiaries over the past twelve months. The Company’s carrying value of noncontrolling interests on its consolidated balance sheet, which represents the equity in consolidated subsidiaries not attributable to FirstCity, increased to $37.0 million at June 30, 2009 from $3.1 million at June 30, 2008.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) resulted in a $1.1 million operating loss in the second quarter of 2009 compared to a $0.2 million operating gain for the same period in 2008. In the second quarter of 2009, FirstCity Denver provided $3.2 million of investment capital to privately-held middle-market companies in the form of debt and direct equity investments. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $57.4 million, and has provided $37.0 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$544	$568
Revenue from railroad operations	705	859
Other income	326	—
Total revenues	1,575	1,427
Expenses:
Interest and fees on notes payable	136	51
Salaries and benefits	514	403
Provision for loan and impairment losses	967	—
Other	754	441
Total expenses	2,371	895
Equity in net loss of unconsolidated subsidiaries	(642)	(356)
Net loss attributable to noncontrolling interests	380	14
Operating contribution (loss) before taxes	$(1,058)	$190
Operating contribution (loss), net of direct taxes	$(1,132)	$186

Interest income from loans receivable.   Interest income from loans receivable in the second quarter of 2009 remained constant in comparison to the same period in 2008. FirstCity Denver’s average investment in loans receivable increased to $20.8 million for the second quarter of 2009 from $15.9 million for the second quarter of 2008.

Revenue from railroad operations.  Revenue from railroad operations in the second quarter of 2009 remained relatively constant in comparison to the same period in 2008.

Expenses.  Total expenses approximated $2.4 million in the second quarter of 2009 compared to $0.9 million in the second quarter of 2008. The increase is attributable primarily to a $1.0 million impairment provision recorded to a middle-market company debt investment in the second quarter of 2009. The impairment provision was identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s debt investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and requires estimates that are susceptible to significant revision as more information becomes available.

Equity in net losses of unconsolidated subsidiaries.  Equity in net losses of unconsolidated subsidiaries totaled $0.6 million in the second quarter of 2009 and $0.4 million in losses in the second quarter of 2008 — which in each period is comprised primarily of FirstCity Denver’s equity earnings in its equity-method investment in a coal mine operation. The coal mine operation reported a loss in the second quarter of 2008 due to the operation’s start-up status at the time (the coal mine commenced operations in April 2008). For the second quarter of 2009, the Company’s equity in earnings attributable to the coal mine’s operations approximated $0.5 million; however, the Company’s share of net earnings in the coal mine was off-set by its share ($1.1 million) of a one-time charge incurred by the coal mine company in the second quarter of 2009 to relinquish its future reclamation liability.

First Six Months of 2009 Compared to First Six Months of 2008

The Company reported net earnings of $8.4 million in the first six months 2009 compared to a net loss of $10.1 million in the first six months of 2008. Diluted net earnings to common stockholders were $0.84 per common share in the first six months of 2009 compared to $0.97 of diluted net losses per common share in the first six months of 2008.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $12.1 million operating gain in the first six months of 2009 compared to a $7.1 million operating loss in the first six months of 2008. FirstCity was involved in acquiring $137.3 million of Portfolio Assets in the first six months of 2009 with an approximate face value of $258.5 million, compared to its involvement in acquiring $56.6 million of Portfolio Assets in first six months 2008 with an approximate face value of $638.1 million. In the first six months of 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $113.5 million — primarily acquired through consolidated Portfolios. In the first six months of 2008, the Company’s investment share in the Portfolio Asset acquisitions was $41.9 million — comprised of $40.1 million acquired through consolidated Portfolios and $1.8 million through Acquisition Partnerships.

FirstCity invested an additional $14.4 million in the first six months of 2009 in the form of SBA loan originations and advances. The Company invested an additional $16.9 million in the form of SBA loan originations and advances and other debt financing arrangements in the first six months 2008. FirstCity also invested $11.2 million in direct equity investments in the first six months of 2009 (attributable primarily to European entity acquisitions).

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$4,795	$4,906
Income from Portfolio Assets	23,120	10,557
Gain on sale of SBA loans held for sale, net	610	142
Interest income from SBA loans	641	842
Interest income from loans receivable - affiliates	1,089	297
Interest income from loans receivable - other	414	136
Other income	1,597	1,370
Total revenues	32,266	18,250
Expenses:
Interest and fees on notes payable	6,762	7,383
Salaries and benefits	7,521	7,388
Provision for loan and impairment losses	816	10,120
Asset-level expenses	2,350	2,980
Occupancy, data processing and other	3,167	3,336
Total expenses	20,616	31,207
Equity in net earnings of unconsolidated subsidiaries	855	6,204
Gain on step acquisition	1,455	—
Net income attributable to noncontrolling interests	(1,528)	(38)
Operating contribution (loss) before direct taxes	$12,432	$(6,791)
Operating contribution (loss), net of direct taxes	$12,054	$(7,072)

Servicing fee revenues.  Servicing fee revenues in the first six months of 2009 remained constant in comparison to the first six months of 2008. Servicing fees from domestic Acquisition Partnerships totaled $1.2 million in the first six months of 2009 compared to $0.7 million in the first six months of 2008, while servicing fees from Latin American Acquisition Partnerships totaled $3.5 million in the first six months of 2009 compared to $4.1 million in the first six months of 2008. The decline in servicing fees from Latin American Acquisition Partnerships for the first six months of 2009 in comparison to the same period in 2008 is attributable primarily to foreign currency exchange rate fluctuations during the respective periods that the fees were recorded. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from the portfolios held by these non-consolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $23.1 million in the first six months of 2009 compared to $10.6 million in the first six months of 2008. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $181.2 million for the first six months of 2009 from $120.5 million for the first six months of 2008 (a majority of FirstCity’s portfolio investments over the past year were acquired through consolidated subsidiaries). The significant increase in income from Portfolio Assets is attributed primarily to an increase in collections to $82.2 million in the first six months of 2009 compared to $30.9 million in the first six months of 2008; $12.0 million of gains recorded on loan settlements in the first six months of 2009 compared to $3.4 million of settlement gains recorded in the first six months of 2008; and increased income accretion recorded by the Company as a result of its rising investment level in Portfolio Assets. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.6 million gain on the sales of SBA loans in the first six months of 2009 with a $13.2 million basis in the loans sold, compared to a $0.1 million gain recorded in the first six months of 2008 with a $2.8 million basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. The increased activity in second quarter of 2009 is attributable to the return of investor demand for SBA loans as a result of certain federal government programs and initiatives that were implemented over the past six months.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $0.6 million during the first six months of 2009 compared to $0.8 million during the first six months of 2008. Even though FirstCity’s average investment in SBA loans increased to $22.0 million for the first six months of 2009 from $14.9 million for the first six months of 2008, the decline in interest income is attributable to a steady decline in market interest rates since the second quarter of 2008 (the Company’s SBA loans are priced at variable interest rates).

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates increased to $1.1 million in first six months 2009 compared to $0.3 million in first six months 2008. The increased income is attributed to FirstCity’s average investment level in loans receivable — affiliates rising to $14.1 million for the first six months of 2009 from $5.4 million for the first six months of 2008.

Interest income from loans receivable — other.   Interest income from loans receivable — other increased by $0.3 million in the first six months of 2009 compared to the first six months of 2008. The increase is attributed to the Company’s increased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable — other was $7.2 million and $3.2 million for the first six months of 2009 and 2008, respectively.

Other income.  Other income for the first six months of 2009 increased by $0.2 million in comparison to the first six months of 2008 primarily due to $0.4 million of interest income earned on the Company’s investment security in 2009 (purchased in October 2008).

Expenses.  Operating expenses approximated $20.6 million and $31.2 million in the first six months of 2009 and 2008, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $6.8 million and $7.4 million in the first six months of 2009 and 2008, respectively. FirstCity’s average outstanding debt increased to $274.3 million for the first six months of 2009 from $183.1 million for the first six months of 2008 as a result of its increased investment activity. However, the Company’s average cost of borrowings decreased to 4.9% in the first six months of 2009 compared to 8.1% in 2008 due to a decline in market interest rates over the past eighteen months.

Salaries and benefits remained constant at $7.5 million and $7.4 million in the first six months of 2009 and 2008, respectively. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 209 and 204 at June 30, 2009 and 2008, respectively.

Net provisions for loan and impairment losses totaled $0.8 million in the first six months of 2009 compared to $10.1 million in the first six months of 2008. In 2009, the Company recorded net impairment provisions of $2.9 million to consolidated domestic loan portfolios; off-set partially by $2.1 million of net recoveries from consolidated European loan portfolios. The significant provisions recorded in the first six months of 2008 derived from the then-developing adverse effects of the global economic crisis. The need for impairment provisions and recoveries are identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment and recoveries is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process requires estimates that are susceptible to significant revision as more information becomes available.

Asset-level expenses, which generally represent costs incurred by FirstCity to support foreclosed properties and to protect its security interests in loan collateral, decreased to $2.4 million in the first six months of 2009 compared to $3.0 million in the first six months of 2008. The decrease is attributed primarily to a decline in the Company’s holdings of foreclosure properties in 2009 compared to 2008. The Company’s investment in foreclosed properties decreased by $4.8 million over the past twelve months to $15.3 million at June 30, 2009.

Occupancy, data processing and other expenses for the first six months of 2009 remained constant at $3.2 million in comparison to $3.3 million for the first six months of 2008.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries decreased to $0.9 million in the first six months of 2009 compared to $6.2 million in the first six months of 2008. Equity in earnings of Acquisition Partnerships decreased to $1.2 million in 2009 from $5.3 million in 2008, and equity in earnings of servicing entities decreased to a $0.4 million loss in 2009 compared to $0.9 million of earnings in 2008. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $4.6 million in the first six months of 2009 from $6.3 million in 2008. However, total net earnings reported by domestic partnerships increased to $1.4 million in the first six months of 2009 compared to $0.2 million in 2008. The decrease in total partnership revenues was attributed primarily to a decrease in collections to $14.4 million in the first six months of 2009 from $17.6 million in the first six months of 2008 (which corresponds to a decrease in domestic partnership portfolio asset holdings (i.e. earning assets) to $50.5 million at June 30, 2009 from $73.8 million at June 30, 2008). The increase in total net earnings was attributed primarily to a decline in total provisions to $0.9 million for the first six months of 2009 from $2.9 million in 2008. The collective activity described above translated to an increase in FirstCity’s share of net earnings in domestic Acquisition Partnerships to $0.5 million in earnings for the first six months of 2009 from $0.2 million in 2008.

FirstCity’s average investment in domestic Acquisition Partnerships decreased to $14.4 million in the first six months of 2009 from $22.9 million in 2008. As a result, FirstCity’s share of domestic partnership revenues experienced a decrease as discussed above. Since a majority of FirstCity’s portfolio investments over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in domestic partnerships revenues.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships significantly decreased to $5.4 million in the first six months of 2009 from $23.7 million in the first six months of 2008. In addition, Latin American partnerships reported a total net loss of $1.0 million in the first six months of 2009 compared to $6.0 million of total net earnings in the first six months of 2008. The decrease in total revenues and earnings reported by Latin American partnerships was attributed primarily to the following: (1) foreign currency transaction gains of $2.8 million recorded in the first six months of 2009 compared to $8.4 million of foreign currency transaction gains in 2008 — a $5.6 million negative impact; and (2) decrease in collections to $11.9 million in the first six months of 2009 from $40.5 million in 2008 (which corresponds to a decrease in the Latin American partnership portfolio asset holdings (i.e. earning assets) to $142.5 million at June 30, 2009 from $214.1 million at June 30, 2008). The negative impact of these factors to total net earnings by Latin American partnerships was partially off-set by the following: (1) decrease in net impairment provisions to $1.4 million in the first six months of 2009 compared from $5.3 million in the first six months of 2008; (2) $4.8 million decrease in service fees expense in the first six months of 2009 in comparison to the same period in 2008; (3) $5.5 million decrease in property protection costs and other operating expenses in the first six months of 2009 compared to the same period in 2008; and (4) $2.7 million decrease in interest expense in the first six months of 2009 compared to the same period in 2008. The collective activity described above translated to a decrease in FirstCity’s share of net earnings in Latin American partnerships to a $0.3 million loss for the first six months of 2009 from $1.1 million of net earnings for the same period in 2008.

FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $17.8 million for the first six months of 2009 from $23.3 million for 2008. As a result, FirstCity’s share of Latin American partnership revenues experienced a decrease as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in Latin American partnerships revenues.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $11.5 million in the first six months of 2009 from $22.1 million in the first six months of 2008. In addition, total net earnings reported by European partnerships decreased to $3.7 million in the first six months of 2009 compared to $13.7 million in the first six months of 2008. The decrease in total partnership revenues and earnings was attributed primarily to the following: (1) decrease in collections to $15.4 million in the first six months of 2009 from $33.1 million in 2008 (which corresponds to a decrease in the European partnership portfolio asset holdings (i.e. earning assets) to $83.5 million at June 30, 2009 from $124.9 million at June 30, 2008); and (2) increase in total provisions reported by the European partnerships to $3.6 million of net impairment provisions in the first six months of 2009 from $0.5 million in 2008. The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $1.0 million for the first six months of 2009 from $4.1 million for 2008.

FirstCity’s average investment in European Acquisition Partnerships decreased to $13.0 million for the first six months of 2009 from $30.8 million for 2008. As a result, FirstCity’s share of European partnership revenues experienced a decrease as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in European partnerships revenues.

Gain on step acquisition.  In the first six months of 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to new business combination accounting standards (SFAS 141R), the Company’s previously-held noncontrolling interests in the French entities were remeasured to fair value on the acquisition date (May 2009) — which resulted in the Company’s recognition of the $1.5 million gain. Refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests increased to $1.5 million for the first six months of 2009 from $38,000 for the same period in 2008. The increase is attributed primarily to a rise in the Company’s level of co-investments in portfolio purchases with other investors through consolidated subsidiaries over the past twelve months. The Company’s carrying value of noncontrolling interests on its consolidated balance sheet, which represents the equity in consolidated subsidiaries not attributable to FirstCity, increased to $37.0 million at June 30, 2009 from $3.1 million at June 30, 2008.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) totaled $0.2 million in the first six months of 2009 compared to $0.5 million in 2008. In the first six months of 2009, FirstCity Denver provided $5.6 million of investment capital to privately-held middle-market companies in the form of debt investments and direct equity investments. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $57.4 million, and has provided $37.0 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,152	$830
Revenue from railroad operations	1,452	1,664
Other income	1,309	22
Total revenues	3,913	2,516
Expenses:
Interest and fees on notes payable	286	58
Salaries and benefits	950	805
Provision for loan and impairment losses	967	—
Other	1,416	846
Total expenses	3,619	1,709
Equity in net earnings (loss) of unconsolidated subsidiaries	197	(356)
Net loss (income) attributable to noncontrolling interests	(51)	7
Operating contribution before taxes	$440	$458
Operating contribution, net of direct taxes	$205	$451

Interest income from loans receivable.   Interest income from loans receivable increased to $1.2 million in the first six months of 2009 from $0.8 million in the first six months of 2008. The increased income is attributable to an increase in FirstCity Denver’s average investment in loans receivable to $19.7 million for the first six months of 2009 from $11.5 million for 2008. The increased investment level is attributable primarily to middle-market company debt investments funded by FirstCity Denver over the past twelve months.

Revenue from railroad operations.  Revenue from railroad operations of $1.5 million for the first six months of 2009 remained relatively constant in comparison to $1.7 million for the first six months of 2008.

Other income.  Other income for the first six months of 2009 increased by $1.3 million in comparison to 2008 primarily due to a $0.9 million gain recognized by FirstCity Denver’s majority-owned railroad operation in the first six months of 2009 in connection with a property sale.

Expenses.  Total expenses approximated $3.6 million in the first six months of 2009 compared to $1.7 million in 2008. The increase is attributable primarily to a $1.0 million impairment provision recorded to a middle-market company debt investment in 2009. The impairment provision was identified in connection with management’s regular evaluation of the collectibility of the FirstCity Denver’s loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and requires estimates that are susceptible to significant revision as more information becomes available. The increase in total expenses is also attributable to $0.6 million of additional operating expenses incurred in the first six months of 2009 in connection with FirstCity’s investment in a retail/office building it acquired in June 2008.

Equity in net earnings (loss) of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries increased to $0.2 million in the first six months of 2009 from $0.4 of losses in 2008 — which is comprised primarily of FirstCity Denver’s equity earnings in its equity-method investment in a coal mine operation. The coal mine operation reported a loss for the first six months of 2008 due to the operation’s start-up status at the time (the coal mine commenced operations in April 2008). For the first six months of 2009, the Company’s equity in earnings attributable to the coal mine’s operations approximated $1.3 million; however, the Company’s share of net earnings in the coal mine was off-set by its share ($1.1 million) of a one-time charge incurred by the coal mine company in 2009 to relinquish its future reclamation liability.

Financial Condition

Significant changes in FirstCity’s financial condition during the first six months of 2009 resulted from the following:

Consolidated assets of $421.3 million at June 30, 2009 were $92.4 million higher than consolidated assets at December 31, 2008. The increase in consolidated assets is attributed primarily to a $90.4 million net increase in Portfolio Assets and loan investments related to FirstCity’s investment activities during the first six months of the year.

Consolidated liabilities of $322.2 million as of June 30, 2009 were $59.2 million higher than consolidated liabilities at December 31, 2008. Total notes payable increased by $53.1 million primarily to finance the Company’s investment activities during the first six months of 2009. In addition, the Company’s operating liabilities increased by $1.8 million since December 31, 2008 in connection with its business acquisitions that closed in May 2009.

FirstCity’s reported amount of noncontrolling interests (included as a component of equity) increased by $21.4 million since December 31, 2008 in connection with its co-investments in portfolio purchases with other investors through consolidated entities during the first six months of 2009, and its step acquisition of certain French Acquisition Partnerships in May 2009 (refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on this transaction).

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Aggregate Portfolio Asset acquisitions by the Company for the six months ended June 30, 2009 and the last five full fiscal years are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First six months of 2009	$137,323	$113,466
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762

Subsequent to June 30, 2009, the Company was involved in acquiring $36.4 million of Portfolio Assets with a face value of approximately $52.1 million — of which FirstCity’s investment share was $18.3 million. FirstCity also funded $1.7 million of additional loan investments subsequent to June 30, 2009.

Revenues with respect to the Company’s Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in the Acquisition Partnerships; (ii) interest income from Portfolio Assets and loans receivable; and (iii) gains on the disposition and settlement of Portfolio Assets and other assets. The Company also records equity in earnings of non-consolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Due to uncertainties related primarily to estimating the timing and/or amount of collections on SOP 03-3 loans as a result of the current economic environment, the Company’s level of SOP 03-3 loans and loan pools accounted for under the cost-recovery method (i.e. non-accrual method) of accounting increased to $73.2 million at June 30, 2009 from $20.7 million at December 31, 2008. Under SOP 03-3, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected (refer to Note 1 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary description of the Company’s SOP 03-3 accounting policy). Since December 31, 2008, the Company acquired $30.7 million of SOP 03-3 loans and loan pools that were accounted for under the cost-recovery accounting method at acquisition. In addition, in May 2009, the Company acquired $12.9 million of SOP 03-3 loan pools in connection with a step acquisition of certain French Acquisition Partnerships, and such loans were accounted for under the cost-recovery accounting method at acquisition (refer to Note 4 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for additional information on this transaction). Under the cost-recovery accounting model, collections are applied first against the carrying value of the asset, and income is recognized when any additional collections are received after the asset’s carrying amount has been reduced to zero.

Middle-Market Company Capital Investments – Special Situations Platform Business Segment

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
	Investment	Debt	Equity	Total
	(Dollars in thousands)
First six months of 2009	$6,310	$5,177	$387	$5,564
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Subsequent to June 30, 2009, FirstCity Denver provided an additional $1.3 million of investment capital in connection with middle-market transactions.

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of non-consolidated investments accounted for under the equity-method of accounting.

Provision for Income Taxes

The Company has substantial NOLs which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method in accordance with SFAS 109. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At June 30, 2009, the Company carried a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings.

Cash generated from our operations and investments is dependent primarily upon our ability to collect on our consolidated Portfolio Assets (and Portfolio Assets in our Acquisition Partnerships) and loan investments. Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors, could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segment through our credit facility commitments with our external lenders.

Consolidated Statements of Cash Flows

Our operating activities used cash of $60.7 million and $41.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash used in operations was attributable primarily to Portfolio Asset purchases of $52.9 million (net of principal collections); and non-cash deductions of $23.1 million for income accretion on Portfolio Assets, $1.1 million for equity earnings from equity-method investments, and $1.5 million for a step acquisition gain – off-set partially by $10.0 million of net earnings, a $5.4 million increase in other liabilities, and $3.8 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses. Net cash used for the six-month period ended June 30, 2008 was attributable primarily to a net loss of $10.1 million; Portfolio Assets purchases of $16.4 million (net of principal collections); $1.8 million of net principal advances on SBA loans held for sale; $9.0 million increase in other assets; and non-cash deductions of $10.6 million for income accretion on Portfolio Assets and $5.8 million for equity earnings from equity-method investments – off-set partially by a $1.5 million increase in other liabilities and $12.0 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

      Our investing activities used cash of $2.7 million and $15.6 million for the six-month periods ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash used in investing activities was attributable primarily to $7.1 million paid for business combinations; $1.4 million of property and equipment purchases; $1.2 million of equity investment contributions; and $3.6 million of net advances and originations for loan investments – off-set partially by $7.0 million of distributions from equity-method investments, $2.2 million  payments on an investment security available for sale, and $1.4 million of proceeds from a property sale. Net cash used in investing activities for the six-month period ended June 30, 2008 was attributable primarily to $22.9 million of net advances and originations for loan investments and $1.2 million of property and equipment purchases – off-set partially by $11.1 million of distributions from equity-method investments. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities provided cash of $69.6 million and $46.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash provided by financing activities was attributable to $52.4 million of net borrowings to finance our Portfolio Asset acquisitions and other investments and $22.3 million of contributions from noncontrolling interests primarily to invest in Portfolio Assets through consolidated subsidiaries – off-set partially $2.2 million of cash distributions to noncontrolling interests and $2.8 million of cash paid to acquire additional equity in noncontrolling interests. Net cash provided by financing activities for the six-month period ended June 30, 2008 was attributable primarily to $49.8 million of net borrowings to finance our Portfolio Asset acquisitions and other investments – off-set partially by $3.2 million of common stock repurchases. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $4.9 million and $6.2 million for the six-month periods ended June 30, 2009 and 2008, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt increased to $285.3 million for the first six months of 2009 from $186.3 million for the first six months of 2008, while the average cost of borrowings decreased to 4.95% in 2009 compared to 7.99% in 2008. The increase in the Company’s debt level since June 30, 2008 is a result of increased net borrowings to finance the Company’s growth and investment transactions.

Credit Facilities

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

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP (pursuant to SFAS 160). At June 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

FirstCity has $29.1 million in Euro-denominated debt on the $225.0 million revolving loan facility that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 18 to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP (pursuant to SFAS 160). At June 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

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

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FirstCity and BoS(USA) entered into an amendment to the $25.0 million subordinated credit agreement to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP (pursuant to SFAS 160). At June 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with BoS(USA).

BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting common stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to own approximately 4.86% of the Company’s voting common stock. The warrant expires on August 31, 2010, if it is not exercised prior to that date.

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at June 30, 2009, which was equivalent to $10.8 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity

Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At June 30, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

At June 30, 2009, ABL had a $25.0 million revolving loan facility with WFF for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2010 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs.

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. In February 2009, ABL and WFF entered into an agreement to amend the revolving credit facility by making the following changes to the primary terms and key covenants of the existing loan facility as follows: (i) reduced the maximum outstanding amount of the credit line from $40.0 million to $25.0 million, (ii) provided for the guaranty by FirstCity of all indebtedness under the loan facility up to a maximum of $5.0 million plus enforcement cost; (iii) revised the interest rates applicable to base rate loans; (iv) extended the maturity date to January 31, 2010; (v) reduced the minimum tangible net worth requirement for the fiscal quarter ending March 31, 2009, and for each quarter thereafter to $5.5 million, plus 100% of the positive amounts of ABL’s net income for each fiscal quarter after March 31, 2009; (vi) revised the facility fee of one-quarter of one percent (0.25%) per annum to be charged for non-use of the available maximum credit line to be calculated using $25.0 million as the amount of the maximum credit line on or after February 1, 2009; and (vii) revised the borrowing base for originating loans to be changed to an amount equal to 70% of the net eligible non-guaranteed loans originated by ABL that are borrower originated mixed collateral loans. At June 30, 2009, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFF.

Excluding the term acquisition facilities of the Company’s Acquisition Partnerships and other unconsolidated subsidiaries, as of June 30, 2009, the Company and its consolidated subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $416 million and outstanding borrowings of $305 million.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries as of July 31, 2009, and the outstanding borrowings under such facilities as of June 30, 2009.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	July 31,	June 30,
	2009	2009	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $225 million revolving loan facility (1)	$225	$162	LIBOR + 2.0% - 2.50%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

Bank of Scotland $100 million revolving loan facility	100	78	LIBOR + 2.0%	Secured by assets of FH Partners and guaranteed by FirstCity, matures November 2010

BoS(USA) $25 million subordinated credit agreement	25	11	LIBOR + 5.0%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan	1	1	5.0% fixed	Secured by assets of FC Washington and guaranteed by FirstCity, matures May 2011

Participation payable	1	1	10.38% imputed rate	Participation agreement on 33% of net cash flows received on a portfolio

Banco Santander term loan denominated in Mexican pesos	11	11	Rate based on 28 day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2009, commitment amount 142.2 million MXN

Wells Fargo Foothill, Inc. $25 million revolving loan facility	25	14	Greater of (1) LIBOR+ margin or 3.625%, or (2) greater of 7.5% or (i) Wells Fargo prime + 2.625% or (ii) LIBOR + 2.625%	Secured by assets of ABL and guaranteed by FirstCity, matures January 2010

Bank of America term loan	3	3	LIBOR + 2.25%	Secured by assets of consolidated railroad subsidiaries, matures March 2011

Bank of America revolving loan facility	1	—	Option of Base Rate (greater of prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of consolidated railroad subsidiaries, matures March 2011

Merrill Lynch Mortgage Trust term loan	8	8	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016

B.E.S.V. term loan	7	7	one month Eurobor + 3.5%	Secured by UBN, SA’s beneficial interests in certain entities, matures May 2011

Notes payable to banks	407	296

MCS Trust SA de CV term loan (affiliate note payable)	9	9	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020

Total	$416	$305

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At June 30, 2009, the Company had approximately $29.1 million outstanding under the Euro-denominated portion of this facility.

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

SBA loans receivable were $19.7 million at June 30, 2009, of which $3.5 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to modify the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the second quarter of 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $304.6 million in debt outstanding at June 30, 2009. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $287.9 million or 94.5% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s annual interest expense by approximately $1.4 million.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe and Latin America (i.e. Mexico, Argentina, Brazil and Chile). The Company’s investments in these regions are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million provides that the Company may borrow up to a maximum amount in Euros that is equivalent to U.S. $50 million. At June 30, 2009, the Company had U.S. $29.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006, the Company acquired a term note with Banco Santander, S.A. At June 30, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $10.8 million. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%

Europe	EUR	0.71	$2,045	$3,915

Mexico	MXN	13.20	$1,905	$3,679

Chile	CLP	539.98	$164	$312

Brazil	BRL	1.95	$21	$41

Argentina	ARS	3.80	$31	$60

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information and discussion supplements and amends the discussion under Part I, Item 3 “Legal Proceedings” in our 2008 Form 10-K.

On June 4, 2009, the Company received notice of the issuance of an opinion by the Court of Appeals for the First District of Texas in FCLT Loans Asset Corp. and Timothy J. Blair, class representative v. FirstCity Financial Corporation in which the Court of Appeals denied the joint motion of the parties to the suit to abate the appeal, reversed the judgment in favor of FirstCity and remanded the case to the trial court. The Court held that JPMorgan, as successor trustee, is the legal owner of the demutualized proceeds interpled by Prudential Financial, Inc., and that the trustee’s participation is necessary to determine the appropriate disbursement of the demutualization proceeds. On June 19, 2009, FirstCirty filed a motion for rehearing in the First District Court of Appeals on the basis that the Court of Appeals could not reverse the decision of the trial court on basis of error that was not assigned, presented, preserved, or briefed by the parties on appeal.

The Interpleader Suit was originally filed by Prudential to determine the ownership of stock and dividends that became available as a result of the demutualization of Prudential Insurance Company of America (“Prudential Insurance”). On March 21, 2006, the trial court entered an order granting FirstCity’s motion for partial summary judgment and rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. On November 25, 2008, the parties to the suit reached a preliminary agreement to settle the lawsuit involving the disputed ownership of approximately $18.6 million of proceeds from the demutualization of Prudential Insurance Company. A court-ordered mediation was held on November 18, 2008 and following the unsuccessful mediation the mediator submitted his proposal to the three claimants. The mediator’s proposal accepted by the claimants on November 25, 2008 provided for each of the parties to receive 25% of the demutualization proceeds (approximately $4,650,000 each) upon approval of the settlement by the trial court, and for the remaining 25% ($4,650,000) to be held pending the determination of the appeal by the Court of Appeals. The settlement was subject to the approval by the Court of Appeals of the motion to abate the appeal to allow the trial court to consider approval of the settlement involving the class of former employees, which motion was denied by the Court of Appeals in its opinion.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in our 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

The Compensation Committee of the Board of Directors approved a bonus to Joe Greak, an executive officer of the Company, in the amount of $100,000 payable upon receipt of a settlement payment from any settlement of the Prudential Litigation.  The recommendation of the Compensation Committee was approved by the Board of Directors of FirstCity.

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

10.44	—

Amendment No. 3 to Loan Agreement, dated February 18, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-Q dated May 12, 2009)

10.45	—

Amended and Restated General Continuing Limited Guaranty, dated February 18, 2009, by FirstCity Financial Corporation, as Guarantor, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-Q dated May 12, 2009)

10.46	—

Separation Agreement, Release and Amendment to Award Agreements dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 5, 2009)

10.47	—

Retainer Agreement, dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated June 5, 2009)

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
Dated: August 13, 2009

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)