Form 10-Q
period 2009-09-30
FIRSTCITY FINANCIAL CORP
filed 2009-11-12
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock, par value $.01 per share, outstanding at November 9, 2009 was 9,870,937.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(See Note 2)
ASSETS
Cash and cash equivalents	$32,992	$19,103
Restricted cash	1,039	1,217
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $62,288 and $76,365, respectively	220,125	121,137
Real estate held for sale	16,639	17,484
Real estate held for investment, net	9,514	9,592
Total Portfolio Assets	246,278	148,213
Loans receivable:
Loans receivable - affiliates	31,211	27,080
Loans receivable - SBA held for sale	1,583	4,901
Loans receivable - SBA held for investment, net of allowance for loan losses of $441 and $34, respectively	15,662	14,405
Loans receivable - other, net of allowance for loan losses of $-0- and $581, respectively	10,883	13,533
Total loans receivable	59,339	59,919
Investment security available for sale	1,755	5,251
Equity investments	73,036	72,987
Service fees receivable ($794 and $553 from affiliates, respectively)	860	626
Servicing assets - SBA loans	985	722
Other assets, net	21,803	20,899
Total Assets	$438,087	$328,937

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks	$294,805	$242,889
Note payable to affiliate	8,058	8,658
Other liabilities	17,764	11,515
Total Liabilities	320,627	263,062
Commitments and contingencies (Note 18)
Equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,368,937 and 11,331,937, respectively ; shares outstanding: 9,868,937 and 9,831,937, respectively)	113	113
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	103,067	101,875
Accumulated deficit	(26,683)	(37,073)
Accumulated other comprehensive loss	(459)	(3,726)
FirstCity Stockholders’ Equity	65,115	50,266
Noncontrolling interests	52,345	15,609
Total Equity	117,460	65,875
Total Liabilities and Equity	$438,087	$328,937

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Servicing fees ($2,019 and $3,530 from affiliates for the three month periods, respectively, and $6,282 and $8,178 from affiliates for the nine month periods, respectively)	$2,222	$3,842	$7,017	$8,748
Income from Portfolio Assets	12,134	5,229	35,254	15,786
Gain on sale of SBA loans held for sale, net	301	85	911	227
Interest income from SBA loans	299	368	940	1,210
Interest income from loans receivable - affiliates	1,078	875	2,940	1,508
Interest income from loans receivable - other	99	541	892	1,171
Revenue from railroad operations	776	810	2,228	2,446
Other income	1,822	939	4,891	2,586
Total revenues	18,731	12,689	55,073	33,682
Expenses:
Interest and fees on notes payable to banks	3,072	4,249	9,261	11,690
Interest and fees on notes payable to affiliate	428	322	1,305	322
Salaries and benefits	5,300	5,655	16,386	15,982
Provision for loan and impairment losses	425	1,123	2,208	11,243
Asset-level expenses	1,992	1,105	4,646	4,093
Occupancy, data processing and other	3,093	3,980	8,681	9,738
Total expenses	14,310	16,434	42,487	53,068
Equity in net earnings of subsidiaries	421	2,170	1,473	8,018
Gain on step acquisition	—	—	1,455	—
Earnings (loss) before income taxes	4,842	(1,575)	15,514	(11,368)
Income tax benefit (expense)	(1,254)	44	(1,957)	(245)
Net earnings (loss)	3,588	(1,531)	13,557	(11,613)
Less: Net income attributable to noncontrolling interests (See Note 2)	1,588	224	3,167	255
Net earnings (loss) attributable to FirstCity	$2,000	$(1,755)	$10,390	$(11,868)

Basic earnings (loss) per share	$0.20	$(0.17)	$1.06	$(1.14)
Diluted earnings (loss) per share	$0.19	$(0.17)	$1.02	$(1.14)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated	Non-
				Earnings	Other	controlling
	Common	Treasury	Paid in	(Accumulated	Comprehensive	Interests	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	(See Note 2)	Equity

Balances, December 31, 2007	$113	$(5,978)	$101,240	$9,602	$1,846	$3,209	$110,032
Exercise of common stock options	—	—	12	—	—	—	12
Repurchase of common stock	—	(3,814)	—	—	—	—	(3,814)
Stock option compensation expense	—	—	495	—	—	—	495
Investment in majority-owned entities	—	—	—	—	—	14,559	14,559
Distributions to noncontrolling interests	—	—	—	—	—	(1,043)	(1,043)
Other activity	—	—	—	—	—	10	10
Comprehensive loss:
Net loss	—	—	—	(11,868)	—	255	(11,613)
Foreign currency translation adjustments	—	—	—	—	421	(285)	136
Total comprehensive loss							(11,477)
Balances, September 30, 2008	$113	$(9,792)	$101,747	$(2,266)	$2,267	$16,705	$108,774

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Exercise of common stock options	—	—	113	—	—	—	113
Stock option compensation expense	—	—	438	—	—	—	438
Purchases of subsidiary shares in noncontrolling interests	—	—	641	—	—	(3,458)	(2,817)
Investments in majority-owned entities	—	—	—	—	—	46,306	46,306
Distributions to noncontrolling interests	—	—	—	—	—	(9,961)	(9,961)
Comprehensive income:
Net earnings	—	—	—	10,390	—	3,167	13,557
Change in net unrealized gain on securities available for sale	—	—	—	—	1,310	326	1,636
Foreign currency translation adjustments	—	—	—	—	1,957	356	2,313
Total comprehensive income							17,506
Balances, September 30, 2009 (unaudited)	$113	$(10,923)	$103,067	$(26,683)	$(459)	$52,345	$117,460

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(See Notes 1 and 2)
Cash flows from operating activities:
Net earnings (loss)	$13,557	$(11,613)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(13,491)	(7,938)
Proceeds from sales of SBA loans held for sale, net	18,155	5,310
Proceeds applied to income from Portfolio Assets	15,324	11,371
Income from Portfolio Assets	(35,254)	(15,786)
Capitalized interest and costs on Portfolio Assets and loans receivable	(955)	(986)
Provision for loan and impairment losses	2,208	11,243
Foreign currency transaction (gains) losses, net	(441)	1,003
Equity in net earnings of non-consolidated subsidiaries	(1,473)	(8,018)
Gain on sale of SBA loans held for sale, net	(911)	(227)
Gain on sale of railroad property	(920)	—
Gain on step acquisition	(1,455)	—
Depreciation and amortization	3,007	2,808
Net premium amortization of loans receivable	(96)	(231)
Stock option compensation expense	438	495
Decrease (increase) in restricted cash	178	(615)
Increase in service fees receivable	(254)	(198)
Increase in other assets	(1,756)	(1,317)
Increase (decrease) in other liabilities	5,594	676
Net cash provided by (used in) operating activities	1,455	(14,023)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,071)	(1,795)
Proceeds from sale of railroad property	1,350	—
Cash paid for business combination, net of cash acquired	(7,149)	(300)
Net principal advances on loans receivable	(1,946)	(28,338)
Net principal collections (advances) on SBA loans held for investment	(1,830)	(156)
Net principal paydowns on investment security available for sale	3,469	—
Purchases of Portfolio Assets	(171,921)	(50,121)
Proceeds applied to principal on Portfolio Assets	109,120	35,573
Contributions to non-consolidated subsidiaries	(3,890)	(3,037)
Distributions from non-consolidated subsidiaries	9,297	14,762
Net cash used in investing activities	(65,571)	(33,412)
Cash flows from financing activities:
Borrowings under note payable to affiliate	—	8,577
Borrowings under notes payable to banks	160,872	107,525
Principal payments of notes payable to affiliates	(600)	—
Principal payments of notes payable to banks, net	(110,082)	(76,658)
Payments of debt issuance costs and loan fees	(854)	(1,291)
Contributions from noncontrolling interests	40,991	4,140
Distributions to noncontrolling interests	(9,961)	(1,043)
Repurchase of common stock	—	(3,814)
Cash paid for subsidiary shares in noncontrolling interests	(2,796)	—
Proceeds from issuance of common stock	113	12
Net cash provided by financing activities	77,683	37,448
Effect of exchange rate changes on cash and cash equivalents	322	(66)
Net increase (decrease) in cash and cash equivalents	13,889	(10,053)
Cash and cash equivalents, beginning of period	19,103	23,037
Cash and cash equivalents, end of period	$32,992	$12,984
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,279	$9,607
Income taxes, net of refunds received	222	215

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

FirstCity Financial Corporation and subsidiaries (collectively, “FirstCity,” “Company,” “we,” “us” or “our”) is a financial services company with offices in the United States and Mexico, and a presence in Europe and South America. FirstCity engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business operation since commencing operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing commercial and consumer loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. (“FirstCity Denver”) — which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and buyouts. Refer to Note 17 for additional information on the Company’s major business segments.

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

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K, as amended (“2008 Form 10-K”), and with the instructions to Form 10-Q. Accordingly, the accompanying unaudited consolidated financial statements do not include all of the information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in our 2008 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain amounts in the consolidated financial statements and disclosures for prior periods have been reclassified to conform to the current period’s presentation. These reclassifications are not significant and have no impact on earnings, total assets or stockholders’ equity.

We have performed a review of subsequent events through November 12, 2009, the date the consolidated financial statements were issued, and concluded there were no events or transactions occurring during the period that required recognition or disclosure in our consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On January 1, 2009, the Company adopted the FASB guidance (issued in December 2007) that established new accounting and reporting standards for noncontrolling (minority) interests in a subsidiary. Refer to Note 2 for more information.

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows

The Company determined that it has incorrectly reported certain amounts related to Portfolio Asset activities as “Cash flows from operating activities” in the Consolidated Statements of Cash Flows for all reporting periods prior to September 30, 2009. Upon subsequent review, the Company determined that applicable Portfolio Asset transactions, primarily purchases and principal collections, should be reported as “Cash flows from investing activities.” In this Form 10-Q for the quarterly period ended September 30, 2009, for reasons described below, the Company is revising its Consolidated Statements of Cash Flows so that applicable Portfolio Asset transactions are reported as “Cash flows from investing activities” instead of “Cash flows from operating activities” for the current and prior reporting period. All financial information contained in this Form 10-Q gives effect to these revisions. The revisions did not result in a change to the Company’s previously-reported revenues, expenses, net earnings (loss), cash and cash equivalents, or stockholders’ equity.

Company management considered all of the relevant quantitative and qualitative factors related to the correction of the error under SEC Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and determined that the impact on previously-issued and current period consolidated financial statements was not material. Therefore, the Company is revising the prior period Consolidated Statements of Cash Flows for the immaterial error in this Form 10-Q and is not amending previously-filed reports.

The following tables reconcile the Company’s Consolidated Statements of Cash Flows from the previously-reported results to the revised results for the nine-month period ended September 30, 2008 and for the years ended December 31, 2008, 2007 and 2006 (which includes, as applicable, the impact of reclassification on change in reporting noncontrolling interests attributable to the Company’s adoption of the FASB guidance that established new accounting and reporting standards for noncontrolling interests — see Note 2):

	Nine Months Ended
	September 30,	Years Ended December 31,
	2008	2008	2007	2006
	(Dollars in thousands)	(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(25,528)	$(49,189)	$(16,649)	$(63,298)
Impact of revision on purchases of Portfolio Assets	50,121	78,516	77,188	96,493
Impact of revision on proceeds applied to principal on Portfolio Assets	(35,573)	(47,735)	(69,416)	(42,532)
Impact of reclassification on change in reporting noncontrolling interests (see Note 2)	(3,097)	(2,212)	(1,641)	(473)
Other	54	—	—	—
Cash flows from operating activities (as revised)	$(14,023)	$(20,620)	$(10,518)	$(9,810)

Cash flows from investing activities (as reported)	$(18,864)	$(18,435)	$39,521	$(19,623)
Impact of revision on purchases of Portfolio Assets	$(50,121)	$(78,516)	$(77,188)	$(96,493)
Impact of revision on proceeds applied to principal on Portfolio Assets	35,573	47,735	69,416	42,532
Cash flows from investing activities (as revised)	$(33,412)	$(49,216)	$31,749	$(73,584)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of deferred tax assets and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations; guarantee obligations and indemnifications; and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile financial, real estate and foreign currency markets; and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Commencing January 1, 2005, FirstCity adopted the FASB’s accounting guidance (issued in December 2003) related to acquisitions of loans and loan portfolios with evidence of credit deterioration. This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope. The excess cash flows expected at acquisition over the loan portfolio’s purchase price is recorded as interest income over the life of the portfolio.

Loans Acquired Prior to 2005

For Portfolio Assets acquired before January 1, 2005, the Company initially recorded the purchased assets at cost, and acquisition-date purchase discounts and loan loss allowances of the underlying assets were included as components of the cost and carrying value of the Portfolio Assets, as applicable. Income recognition for these loans is based on management’s initial designation of the purchased Portfolio Assets as non-performing or performing. Such designations were made on the acquisition date and do not subsequently change even though the actual performance of the Portfolio Assets may subsequently change.

Income on non-performing loans acquired before January 1, 2005 is recognized only to the extent that collections exceed a pro-rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest income is not recognized separately on non-performing Portfolio Assets. All collection proceeds, of whatever type, are included in the determination of income recognition for these Portfolio Assets. The Company accounts for these non-performing Portfolio Assets on a pool basis.

Income on performing loans acquired before January 1, 2005 is recognized using the interest method, based on the Portfolio’s internal rate of return (“IRR”), and acquisition discounts for the Portfolios as a whole are accreted as an adjustment to yield over the estimated life of the respective Portfolios. Income on performing Portfolio Assets is accrued monthly based on each loan pool’s effective IRR. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Gains are recognized on performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from collections received from the borrower or proceeds received from the sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool. The Company accounts for these performing Portfolio Assets on a pool basis.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans With Credit Deterioration Acquired After 2004

A substantial portion of the Company’s loans and loan pools acquired after 2004 have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amounts paid for the loans reflect the Company’s determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. Commencing January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loans and loan portfolios with credit deterioration in accordance with the FASB’s accounting guidance (issued in December 2003) on loans with credit deterioration acquired after 2004.

At acquisition, the Company reviews the individual loans purchased to determine whether there is evidence of credit quality deterioration since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, FirstCity determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted (“nonaccretable difference”). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment (“accretable yield”) is accreted into interest income over the remaining life of the loan or loan pool. The discount (i.e. the difference between the cost of each loan or static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance for the loan or loan pool. As a result, loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

The Company accounts for its investments in loans with credit deterioration acquired after 2004 using either the interest method or a non-accrual method (through application of the cost-recovery or cash basis of accounting). Application of the interest method is dependent on management’s ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, the Company uses the cost-recovery or cash basis method of accounting. The Company generally does not allow accretion in the first three to six months while management is performing its post-purchase evaluation (including finalizing cash flow budgets).

Interest method of accounting.  Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition — that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models.

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The cost-recovery accounting model is permitted by FASB’s accounting guidance applicable to loans with credit deterioration acquired after 2004. The carrying value of loans accounted for under the cost-recovery method approximated $87.1 million (including $8.3 million of loans pending management’s post-purchase evaluation) at September 30, 2009, and $20.7 million (including $4.2 million of loans pending management’s post-purchase evaluation) at December 31, 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows will be recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The cash basis method accounting model is permitted by FASB’s accounting guidance applicable to loans with credit deterioration acquired after 2004. Management implemented the cash basis method of accounting for such eligible loans in the third quarter of 2009 as a result of increased uncertainty in the timing of future collections on recently-acquired loans (attributable primarily to the borrowers’ inability to obtain financing to refinance the loan). The carrying value of these loans accounted for under the cash basis method approximated $65.1 million at September 30, 2009.

UBN Loan Portfolio

In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA (“UBN”) in a transaction that was accounted for as a step-acquisition under FASB’s business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN’s loan portfolio to its consolidated balance sheet in September 2008. On the date of the acquisition, the amount of the loans and allowance for loan losses related to UBN’s loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

The allowance for loan losses on the UBN loan portfolio represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. Management establishes an allowance for loan losses through a provision charged to operations when a loan is determined to be impaired. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Loans are charged-off against the allowance when all possible means of collection have been exhausted and the remaining balance due is deemed uncollectible. At least quarterly, management evaluates the need for an allowance on an individual-loan basis for the UBN loan portfolio by considering information about specific borrower situations, legal collection proceedings, estimated collateral values, general economic conditions, and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

(2)  Recently Adopted Accounting Standards

Accounting Standards Codification

On July 1, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“the Codification”) as the sole authoritative source of U.S. GAAP for non-governmental entities, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). This Codification re-organizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPs), Accounting Principles Board (APB) Opinions and Accounting Research Bulletins (ARBs), along with the remaining body of GAAP, effective as of June 30, 2009. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. Financial statements issued for all interim and annual periods ending after September 15, 2009 will reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued accounting and reporting guidance on business combinations in consolidated financial statements. The guidance on business combinations establishes principal requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. We adopted this new guidance on January 1, 2009 and it applies to all business combinations prospectively from that date. The impact of this guidance on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions that the Company consummates in the future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2009, the FASB issued guidance that amends the accounting requirements for assets and liabilities arising from contingencies in a business combination. This guidance amends the applicable business combination accounting guidance that the FASB issued in December 2007. This amended guidance requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the guidance requires measurement based on the best estimate in accordance with contingency accounting guidance. This amended guidance is effective as of January 1, 2009 in connection with the adoption of the FASB’s business combination guidance issued in December 2007 as discussed above.

In December 2007, the FASB issued accounting and reporting guidance on noncontrolling interests in consolidated financial statements. This guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. The new guidance requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. The new guidance also requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance on January 1, 2009, and it applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements of this guidance were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $15.6 million from total liabilities to equity in the December 31, 2008 consolidated balance sheet; and net distributions to noncontrolling interests of $3.1 million from operating activities to financing activities in the consolidated statement of cash flows for the nine-month period ended September 30, 2008.

Fair Value

In 2006, the FASB issued accounting guidance on fair value measurements that provides a common definition of fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain non-financial assets and liabilities; and (2) removed certain leasing transactions from the scope of the original guidance. We adopted this new guidance for financial assets and liabilities on January 1, 2008, and for non-financial assets and liabilities on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 14 for additional information.

In April 2009, the FASB issued accounting guidance that provides additional application guidance regarding fair value measurements. This guidance relates to determining fair value when there is no active market or where the price inputs being used represent distressed sales. This new guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements. See Note 14 for additional information.

In April 2009, the FASB issued guidance that establishes enhanced disclosures regarding fair value measurements. This guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were disclosed only once a year. The new guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements. See Note 14 for additional information.

Other

In May 2009, the FASB issued guidance that establishes the general standards of accounting for and disclosure of subsequent events. In addition, the guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements for the quarterly period ended September 30, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. See Note 1 for additional information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2009, the FASB issued accounting guidance that is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment that is credit-related is recognized in earnings with the remaining amount recognized in comprehensive income. This guidance also requires increased and more-timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued accounting guidance that expands disclosures about derivative instruments and hedging activities. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. As this guidance relates to disclosures only, it had no impact on the Company’s financial condition or results of operations. See Note 19 for additional information.

In November 2008, the FASB issued guidance that clarifies the accounting for certain transactions and impairment considerations involving equity-method investments. This guidance clarifies the following: (1) the cost basis of a new equity-method investment should be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration; and (2) equity-method investments should continue to be subject to other-than-temporary impairment analysis pursuant to existing accounting guidance. This guidance also provides guidance on gain recognition when a portion of the investor’s ownership is sold, how changes in classification from equity-method to cost-method should be treated, and certain other issues. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(3)  Recently Issued Accounting Standards

In August 2009, the FASB issued accounting guidance that clarifies existing guidance for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with existing accounting guidance for fair value measurement principles. This new guidance also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The effective date for this guidance is the first reporting period beginning after issuance. Accordingly, the Company will adopt the provisions of this guidance in the fourth quarter 2009. We do not expect the adoption of the provisions of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including the following: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the new standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this new guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of the new guidance in the first quarter of 2010. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This new guidance revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, this guidance requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions of the new guidance in the first quarter of 2010. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(4)  Business Acquisitions

The following is a summary of acquisitions completed by the Company during the nine-month period ended September 30, 2009 that were accounted for as a purchase business combination or noncontrolling interest purchases:

French Acquisition Partnerships

In May 2009, the Company, through a majority-owned subsidiary (UBN), acquired additional ownership interests (ranging from 55.0% to 95.0%) in sixteen French Acquisition Partnerships for $7.8 million in cash. As a result of the transaction, the Company acquired a majority ownership interest (i.e. controlling financial interest) in each of the sixteen French entities — resulting in the entities becoming consolidated subsidiaries of the Company. Prior to this transaction, the Company, through a wholly-owned subsidiary, owned a direct equity-method investment in nine of the French entities (the aggregate carrying value of the Company’s equity-method investments in these nine French entities approximated $0.5 million at the time of the transaction). In addition, prior to this transaction, the Company, through an equity-method investee, owned an indirect equity-method investment in all of the French entities.

The transaction was accounted for as a business combination, and accordingly, the French entities’ assets (primarily non-performing loans) and liabilities and the noncontrolling interests were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The fair value of the Portfolio Assets was measured using a discounted cash flow model, employing a 20% market discount rate, based on the projected future cash flows of the underlying loan portfolios. In management’s opinion, the market discount rate used in the cash flow model reflects the rate of return a market participant would consider for this type of loan investment. The amounts attributable to the French entities that were included in the Company’s consolidated balance sheet on the acquisition date are as follows (in thousands):

Cash	$766
Portfolio Assets	12,912
Other liabilities	766
Noncontrolling interests (component of FirstCity’s equity)	3,080

In addition, pursuant to accounting provisions applicable to business combinations, the Company’s previously-held direct equity-method investments in nine of the French entities were remeasured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying value of $0.5 million by approximately $1.5 million. As such, the Company recognized a $1.5 million gain attributable to the remeasurement of its previously-held equity interests on the acquisition date (presented as “Gain on step acquisition” on the face of the Company’s consolidated statement of operations for the nine-month period ended September 30, 2009).

Acquisitions of Noncontrolling Interests

In May 2009, the Company purchased noncontrolling interests in two majority-owned subsidiaries (UBN and WAMCO 80) already included in the Company’s consolidated financial statements. The Company paid $2.8 million in cash for the purchased noncontrolling interests. On the respective acquisition dates, the Company’s carrying values of the purchased noncontrolling interests approximated $3.6 million. Under accounting provisions applicable to noncontrolling interest transactions, the Company accounted for the purchased noncontrolling interests as equity transactions, and recognized the $0.8 million difference between the purchase prices and the carrying values of the noncontrolling interests acquired as an increase to the Company’s consolidated paid-in capital.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(5)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30, 2009
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Loans Acquired Prior to 2005:
Non-performing Portfolio Assets	$2,991	$52	$2,939
Performing Portfolio Assets	417	197	220
Loans Acquired After 2004:
With credit deterioration	215,779	5,813	209,966
With no credit deterioration	2,023	22	2,001
UBN (1):
Non-performing loans	58,482	56,204	2,278
Performing loans	1,421	—	1,421
Other	1,300	—	1,300
Total	$282,413	$62,288	$220,125

	December 31, 2008
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Loans Acquired Prior to 2005:
Non-performing Portfolio Assets	$3,410	$74	$3,336
Performing Portfolio Assets	833	192	641
Loans Acquired After 2004:
With credit deterioration	125,108	13,909	111,199
With no credit deterioration	2,757	40	2,717
UBN (1):
Non-performing loans	62,208	62,150	58
Performing loans	1,705	—	1,705
Other	1,481	—	1,481
Total	$197,502	$76,365	$121,137

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Real Estate Portfolios:
Real estate held for sale	$16,639	$17,484
Real estate held for investment, net (2)	9,514	9,592
Total	$26,153	$27,076

(1)   Represents a loan portfolio that was added to FirstCity’s consolidated balance sheet in September 2008 in connection with its step-acquisition of UBN (former equity-method investee). See Note 1.

(2)   Includes lease-related intangible balances (net) of approximately $0.9 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan Portfolios:
Loans Acquired Prior to 2005:
Non-performing Portfolio Assets	$35	$93	$126	$348
Performing Portfolio Assets	18	55	276	198
Loans Acquired After 2004:
With credit deterioration	10,626	4,454	32,879	12,920
With no credit deterioration	59	116	232	325
UBN	260	128	535	128
Other	38	54	118	162
Real Estate Portfolios	1,098	329	1,088	1,705
Income from Portfolio Assets	$12,134	$5,229	$35,254	$15,786

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $0.8 million for the nine month period ended September 30, 2009 — which is comprised of a $0.6 million impairment charge on real estate portfolios and a $0.2 million provision for loan losses, net of recoveries. For the nine month period ended September 30, 2008, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $11.0 million — which is comprised of a $1.0 million impairment charge on real estate portfolios and a $10.0 million provision for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$(69,082)	$(10,454)	$(76,365)	$(1,723)
Provisions	(2,958)	(1,413)	(3,618)	(10,567)
Recoveries	3,023	341	3,405	603
Charge-offs	7,372	—	15,019	162
Increase due to UBN step acquisition	—	(65,557)	—	(65,557)
Translation adjustments	(643)	(1)	(729)	(2)
Ending Balance	$(62,288)	$(77,084)	$(62,288)	$(77,084)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$52,936	$55,184	$58,114	$35,951
Additions	—	(4,692)	23,077	15,521
Accretion	(3,769)	(3,824)	(14,229)	(10,558)
Reclassification from (to) nonaccretable difference	656	(1,652)	2,115	5,905
Disposals	(2,353)	(629)	(8,545)	(2,361)
Transfer to non-accrual	(25,127)	(416)	(38,412)	(1,135)
Translation adjustments	(90)	58	133	706
Ending Balance	$22,253	$44,029	$22,253	$44,029

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

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Face value at acquisition	$53,358	$10,784	$306,188	$85,539
Cash flows expected to be collected at acquisition, net of adjustments	70,252	(2,092)	234,680	61,193
Basis in acquired loans at acquisition	36,932	2,600	171,620	45,672

(6)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates	$17,485	$12,794
SBA, net of allowance for loan losses of $441 and $34, respectively	17,245	19,306
Other, net of allowance for loan losses of $0 and $581, respectively	1,702	2,732
Real estate:
Other	9,181	10,801

Foreign - commercial and industrial:
Affiliates	13,726	14,286

Total loans	$59,339	$59,919

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$29,865	$25,747
Discounts, net	(259)	—
Capitalized interest	1,605	1,333
Carrying amount of loans, net	$31,211	$27,080

The summary of activity in loans receivable — affiliates is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$29,746	$18,980	$27,080	$5,447
Advances	3,486	8,710	8,638	22,210
Payments received	(2,334)	(1,941)	(4,944)	(2,455)
Capitalized interest	103	581	272	772
Discount accretion, net	15	—	15	—
Other noncash adjustments	—	(163)	—	(163)
Foreign exchange gains (losses)	195	(434)	150	(78)
Ending Balance	$31,211	$25,733	$31,211	$25,733

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

Management evaluates the need for impairment based upon the performance of the loans and various other factors. We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan’s contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on the present value of expected future cash flows, except when the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs when foreclosure is probable, instead of discounted cash flows. The results of management’s evaluations indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable — affiliates for the nine months ended September 30, 2009 and 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$1,582	$4,840
Capitalized costs	1	61
Carrying amount of loans, net	$1,583	$4,901

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$3,492	$2,219	$4,901	$133
Originations and advances of loans	2,115	3,167	13,715	8,009
Payments received	(61)	(40)	(224)	(71)
Capitalized costs	(43)	4	(61)	30
Loans sold	(3,920)	(2,157)	(16,748)	(4,908)
Ending Balance	$1,583	$3,193	$1,583	$3,193

Loans receivable — SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The Company sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion is generally held in the portfolio and classified as held for investment. The Company recorded no write-downs of SBA loans held for sale below their cost for the nine months ended September 30, 2009 and 2008.

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$17,262	$15,509
Allowance for loan losses	(441)	(34)
Discounts, net	(1,255)	(1,120)
Capitalized costs	96	50
Carrying amount of loans, net	$15,662	$14,405

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$16,203	$13,692	$14,405	$14,234
Originations and advances of loans	288	1,056	3,055	2,660
Payments received	(484)	(464)	(1,277)	(2,535)
Capitalized costs	3	9	46	36
Provision for SBA loan losses, net	(329)	208	(407)	126
Discount accretion, net	6	21	(135)	166
Charge-offs	(25)	(228)	(25)	(393)
Ending Balance	$15,662	$14,294	$15,662	$14,294

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

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$(112)	$(233)	$(34)	$(151)
Provisions	(364)	(7)	(461)	(243)
Recoveries	12	2	31	4
Charge-offs	23	213	23	365
Ending Balance	$(441)	$(25)	$(441)	$(25)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$10,643	$13,929
Allowance for loan losses	—	(581)
Discounts, net	(9)	(20)
Capitalized interest and costs	249	205
Carrying amount of loans, net	$10,883	$13,533

Changes in loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$11,698	$16,492	$13,533	$5,995
Advances	1,737	528	5,105	11,000
Payments received	(2,554)	(2,337)	(6,853)	(2,418)
Capitalized interest and costs	—	(355)	44	(262)
Provision for loan impairment	1,548	—	581	—
Discount accretion, net	2	(14)	11	10
Charge-offs	(1,548)	—	(1,548)	—
Foreign exchange gains (losses)	—	(7)	10	(18)
Ending Balance	$10,883	$14,307	$10,883	$14,307

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

Management evaluates the need for impairment based upon the performance of the loans and various other factors. We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan’s contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on the present value of expected future cash flows, except when the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs when foreclosure is probable, instead of discounted cash flows. The Company recorded impairment provisions on loans receivable — other of approximately $1.0 million for the nine-month period ended September 30, 2009. The Company recorded no provisions for impairment for the nine-month period ended September 30, 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the allowance for loan losses related to loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$(1,548)	$—	$(581)	$—
Provisions	—	—	(967)	—
Charge-offs	1,548	—	1,548	—
Ending Balance	$—	$—	$—	$—

At September 30, 2009, the Company’s recorded investment in impaired and non-accrual loans receivable — other totaled $9.9 million. The average recorded investment in these impaired and non-accrual loans approximated $10.0 million and $4.3 million for the three-month and nine-month periods ended September 30, 2009, respectively. At September 30, 2009, there were no valuation allowances specifically related to these loans.

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

Condensed Combined Balance Sheets

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$286,390	$297,805
Liabilities	$94,575	$92,654
Net equity	191,815	205,151
	$286,390	$297,805
Servicing and operating entities:
Assets	$149,634	$126,136
Liabilities	$92,480	$77,182
Net equity	57,154	48,954
	$149,634	$126,136
Total:
Assets	$436,024	$423,941
Liabilities	$187,055	$169,836
Net equity	248,969	254,105
	$436,024	$423,941

Equity investment in Acquisition Partnerships	$42,694	$46,084
Equity investment in servicing and operating entities	30,342	26,903
	$73,036	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Income from Portfolio Assets	$7,051	$23,794	$28,326	$74,866
Other income	140	(275)	367	819
Revenues	7,191	23,519	28,693	75,685
Interest expense	1,109	1,737	3,735	8,950
Service fees	2,581	6,657	8,514	19,819
Provision for loan and impairment losses	3,621	3,059	9,513	11,805
Asset-level expenses	1,507	3,848	5,197	9,329
Other operating costs	1,040	2,941	3,223	8,878
Foreign currency gains	673	(3,081)	(2,079)	(11,461)
Income tax expense (benefit) and other taxes	(55)	(101)	(219)	1,636
Expenses	10,476	15,060	27,884	48,956
Equity in earnings (loss) of investments	—	(69)	—	1,567
Net earnings (loss)	$(3,285)	$8,390	$809	$28,296

Servicing and operating entities:
Income from Portfolio Assets	$6,797	$3,306	$19,131	$21,942
Servicing fees	4,548	8,554	15,054	25,285
Other income, net	10,544	11,226	24,575	15,889
Total revenues	21,889	23,086	58,760	63,116
Expenses	19,117	22,090	56,701	55,681
Net earnings	$2,772	$996	$2,059	$7,435

Equity in earnings (loss) of Acquisition Partnerships	$(797)	$1,582	$445	$6,920
Equity in earnings of servicing and operating entities	1,218	588	1,028	1,098
	$421	$2,170	$1,473	$8,018

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

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Domestic:
Acquisition Partnerships	$61,946	$62,249
Operating entities	34,296	19,787
Latin America:
Acquisition Partnerships	141,683	142,340
Servicing entities	13,486	14,122
Europe:
Acquisition Partnerships	82,761	93,216
Servicing entities	101,852	92,227
	$436,024	$423,941

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Equity:
Domestic:
Acquisition Partnerships	$36,887	$29,614
Operating entities	6,343	3,710
Latin America:
Acquisition Partnerships	119,935	128,416
Servicing entities	1,062	1,970
Europe:
Acquisition Partnerships	34,993	47,121
Servicing entities	49,749	43,274
	$248,969	$254,105

Equity investment in Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$13,750	$14,542
Operating entities	2,321	953
Latin America:
Acquisition Partnerships	17,760	18,657
Servicing entities	2,758	2,876
Europe:
Acquisition Partnerships	11,184	12,885
Servicing entities	25,263	23,074
	$73,036	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenues and earnings (losses) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues:
Domestic:
Acquisition Partnerships	$1,087	$2,573	$5,693	$8,920
Operating entities	10,108	9,757	23,301	11,921
Latin America:
Acquisition Partnerships	3,805	8,769	9,242	32,495
Servicing entities	2,427	5,207	7,751	15,656
Europe:
Acquisition Partnerships	2,299	12,177	13,758	34,270
Servicing entities	9,354	8,122	27,708	35,539
	$29,080	$46,605	$87,453	$138,801

Net earnings (loss):
Domestic:
Acquisition Partnerships	$(277)	$(535)	$1,137	$(292)
Operating entities	3,322	2,357	3,340	1,457
Latin America:
Acquisition Partnerships	(2,015)	2,485	(3,044)	8,475
Servicing entities	(439)	(177)	(1,374)	(246)
Europe:
Acquisition Partnerships	(993)	6,440	2,716	20,113
Servicing entities	(111)	(1,184)	93	6,224
	$(513)	$9,386	$2,868	$35,731
Equity in earnings (loss) of Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$(300)	$(448)	$216	$(294)
Operating entities	1,464	932	1,661	576
Latin America:
Acquisition Partnerships	(207)	405	(460)	1,509
Servicing entities	(220)	(183)	(687)	(127)
Europe:
Acquisition Partnerships	(290)	1,625	689	5,705
Servicing entities	(26)	(161)	54	649
	$421	$2,170	$1,473	$8,018

At September 30, 2009, the Company had $27.1 million in Euro-denominated debt that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 19 for additional information.

(8)  Servicing Assets — SBA Loans

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$1,001	$841	$785	$885
Servicing Assets capitalized	97	40	409	94
Servicing Assets amortized	(59)	(49)	(155)	(147)
Ending Balance	$1,039	$832	$1,039	$832

Reserve for impairment of servicing assets:
Beginning Balance	$(27)	$(92)	$(63)	$(42)
Impairments	(27)	(10)	(43)	(79)
Recoveries	—	22	52	41
Charge-offs	—	—	—	—
Ending Balance	$(54)	$(80)	$(54)	$(80)

Ending Balance (net of reserve)	$985	$752	$985	$752

Fair value of amortized servicing assets:
Beginning balance	$974	$749	$722	$843
Ending balance	$985	$752	$985	$752

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate. The estimated fair value of servicing assets was determined using discount rates ranging from 5.4% to 11.2%, prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans), and weighted average lives of the underlying assets ranging from 60 to 299 months and a combined weighted average life of 190 months. In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(9)  Income Taxes

The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At September 30, 2009 and December 31, 2008, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”). The gross amount of UTBs on uncertain tax positions as of September 30, 2009 totaled $299,000, which if recognized, would impact the Company’s effective income tax rate.

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possible that the amount of UTBs could be reduced by approximately $50,000, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At September 30, 2009, interest and penalties of $85,000 are included in “Other liabilities” as income taxes payable.

In a letter dated March 26, 2008, the Internal Revenue Service notified FirstCity of the completion of its examination on the Company’s 2004 federal income tax return. The examination results were that no changes were made to FirstCity’s original tax return as filed. FirstCity currently files tax returns in approximately 35 states and is currently being examined in three states for the year 2004. Tax year 1994 and subsequent years are open to federal examination, and tax year 2005 and subsequent years are open to state examination.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net earnings (loss)	$3,588	$(1,531)	13,557	(11,613)
Less: net income attributable to the noncontrolling interest	1,588	224	3,167	255
Net earnings (loss) attributable to FirstCity	$2,000	$(1,755)	$10,390	$(11,868)

Weighted average outstanding shares of common stock (in thousands)	9,838	10,232	9,834	10,391
Dilutive effect of:
Warrants	276	—	194	—
Employee stock options	211	—	132	—
Weighted average outstanding shares of common stock and common stock equivalents	10,325	10,232	10,160	10,391

Net earnings (loss) per share:
Basic	$0.20	$(0.17)	$1.06	$(1.14)
Diluted	$0.19	$(0.17)	$1.02	$(1.14)

Dilutive shares excluded from above (in thousands):
Warrants	—	210	—	247
Employee stock options	—	150	—	190

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(11)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Amount of compensation cost recognized in expenses	$308	$73	$438	$495
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

A summary of stock option activity as of September 30, 2009 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Outstanding at January 1, 2009	811,150	$6.24
Granted	300,000	6.93
Exercised	(37,000)	3.06
Expired	—	—
Forfeited	(2,500)	9.85
Outstanding at September 30, 2009	1,071,650	$6.53	5.60	$2,275
Exercisable at September 30, 2009	711,112	$5.92	3.71	$1,960

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2009 and 2008 was $174,000 and $14,000, respectively. As of September 30, 2009, there was approximately $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The fair value of stock options granted was estimated on the grant date using the Black-Scholes options-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of its unvested options by taking into account the percentage of option exercises, the percentage of options that expire unexercised, and the percentage of options outstanding. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the options-pricing model. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average grant date fair value	$5.21-$6.04	$—	$5.21-$6.04	$3.05
Volatility	78%-92%	0%	78%-92%	78%
Risk-free interest rate	2.5%	0.00%	2.5%	3.73%
Expected life in years	7.8-10	0	7.8-10	5
Dividend yield	Zero	Zero	Zero	Zero

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the status and changes of FirstCity’s non-vested shares as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	107,913	$7.06
Granted	300,000	$5.72
Vested	(45,500)	$4.71
Forfeited	(1,875)	$9.85
Non-vested at September 30, 2009	360,538	$6.10

(12)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(1,809)	$(3,766)
Net unrealized gains on securities available for sale (1)	1,350	40
Total accumulated other comprehensive loss	$(459)	$(3,726)

(1)   Includes $1.3 million at September 30, 2009 attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity method of accounting.

(13)  Railroad Operation Expenses

The following table displays the amount of expenses attributable to the Company’s consolidated railroad operations that are included in the total amounts reported for the corresponding captions in the Company’s Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest and fees on notes payable	$29	$54	$84	$113
Salaries and benefits	252	229	731	701
Asset-level expenses	—	2	—	10
Occupancy, data processing and other	225	340	808	926
Total operating expenses attributable to railroad operations	$506	$625	$1,623	$1,750

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(14)  Fair Value

Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The accounting guidance on fair value measurements (see Note 2) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Asset Measured at Fair Value on a Recurring Basis

At September 30, 2009, the only financial or non-financial item that the Company measured at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction that the Company purchased in 2008). The Company measures fair value for this investment security using a discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. At September 30, 2009 and December 31, 2008, the carrying value of this investment security (at fair value) approximated $1.8 million and $5.3 million, respectively. The table below summarizes the changes to this Level 3 asset measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2009
Balance, beginning of period	$2,993	$5,251
Total net gains (losses) for the period included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(10)	(26)
Purchases, sales, issuances and settlements, net	(1,228)	(3,470)
Net transfers into Level 3	—	—
Balance, end of period	$1,755	$1,755

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company’s consolidated balance sheet at September 30, 2009 and December 31, 2008, the following table provides (1) the level of valuation assumptions used to determine each adjustment; (2) the carrying values of the related assets; and (3) the decrease in value of the assets that were measured at fair value on a non-recurring basis for which the fair value adjustment has been included in the Company’s operations relating to the assets held at period-end:

					Total Losses
					Three Months Ended	Nine Months Ended
	Carrying Value at September 30, 2009				September 30,	September 30,
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	2009	2009
Portfolio Assets - loans (1)	$—	$—	$4,930	$4,930	$(244)	$(1,007)
SBA loans held for investment (1)	—	—	1,030	1,030	(352)	(430)
Real estate held for sale (2)	—	4,447	—	4,447	(137)	(583)
					$(733)	$(2,020)

					Total Losses
	Carrying Value at December 31, 2008 (3)				Year Ended
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	December 31, 2008
Portfolio Assets - loans (1)	$—	$—	$5,677	$5,677	$(2,148)
SBA loans held for investment (1)	—	—	140	140	(248)
Servicing assets - SBA loans	—	—	534	534	(21)
					$(2,417)

(1)   Represents the carrying value and related losses of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

(2)   Represents the carrying value and related losses of foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)   Pursuant to the Company’s adoption of FASB’s accounting guidance on fair value measurements in 2008, the Company did not apply the fair value measurement provisions to non-recurring fair value measurements of non-financial Portfolio Assets (i.e. real estate held for sale) upon recognition of impairment charges on such assets during 2008. In accordance with guidance, the Company applied the fair value measurement provisions to non-financial Portfolio Assets effective January 1, 2009. See Note 2.

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

We attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available and without undue cost, and minimize the use of unobservable inputs when developing fair value measurements in accordance with the fair value hierarchy. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based principally on our own estimates and assumptions, are often calculated based on collateral valuations adjusted for the economic and competitive environment, the characteristics of the asset, and other such factors. Additionally, there may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at September 30, 2009 and December 31, 2008.

Loans Receivable Held-for-Sale:  Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics. The carrying amount of loans held-for-sale approximated fair value at September 30, 2009 and December 31, 2008.

Portfolio Assets — Loans and Loans Receivable:  Estimated fair values of Portfolio Assets — loans and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At September 30, 2009 and December 31, 2008, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $281.3 million and $178.0 million, respectively, and the estimated fair values approximated $385.7 million and $238.4 million, respectively.

Servicing Assets:  The Company relies primarily on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of its servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds; discount rate; and weighted average lives and interest rates of the underlying loans. The fair value estimate excludes the value of the servicing rights for loans sold in which the servicing rights have not been capitalized. At September 30, 2009 and December 31, 2008, the carrying amount of servicing assets approximated fair value.

Notes Payable:  Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at September 30, 2009 and December 31, 2008.

(15)  Variable Interest Entities

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

The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of September 30, 2009 related to the Company’s variable interests in non-consolidated VIEs. The Company does not have any consolidated VIEs for which it holds a minority voting interest in the entity.

	Assets on FirstCity’s		FirstCity’s
	Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,214	$19,502	$23,295

Operating Entity VIEs	23,191	1,809	25,000

Net assets acquired	$25,405	$21,311	$48,295

(1)   Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(16)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.0 million and $3.5 million for the three month periods ended September 30, 2009 and 2008, respectively, and $6.3 million and $8.2 million for the nine month periods ended September 30, 2009 and 2008, respectively.

FirstCity Servicing Corporation (“FCSC”), an indirect wholly-owned affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of September 30, 2009, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS included in other income of $107,000 and $84,000 during the three month periods ended September 30, 2009 and 2008, respectively, and $307,000 and $324,000 during the nine month periods ended September 30, 2009 and 2008, respectively.

(17)  Segment Reporting

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating segment revenues and profitability, and a reconciliation to net earnings (loss) before deduction of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$16,817	$10,886	$49,083	$29,136
Operating contribution (loss), net of direct taxes	$2,028	$(1,691)	$14,082	$(8,763)

Special Situations Platform:
Total revenues	$1,820	$1,715	$5,733	$4,231
Operating contribution, net of direct taxes	$1,615	$1,181	$1,820	$1,632
Total operating income (loss), net of direct taxes	$3,643	$(510)	$15,902	$(7,131)

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,754	1,581	5,533	5,072
Income taxes	(111)	(336)	(21)	(335)
Net earnings (loss) attributable to FirstCity	$2,000	$(1,755)	$10,390	$(11,868)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Domestic	$12,506	$5,725	$38,024	$17,532
Latin America	2,811	4,433	8,085	11,321
Europe	457	1,956	2,770	7,691
Other	—	10	16	34
Total	$15,774	$12,124	$48,895	$36,578

Total assets for each of the segments and a reconciliation to total assets follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Cash and cash equivalents	$32,992	$19,103
Restricted cash	1,039	1,217
Portfolio acquisition and resolution assets:
Domestic	246,447	167,211
Latin America	41,458	42,426
Europe	60,908	48,612
Other	—	228
Special situations platform assets	44,161	37,786
Other non-earning assets, net	11,082	12,354
Total assets	$438,087	$328,937

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(18)  Commitments and Contingencies

Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our 2008 Form 10-K.

On September 25, 2009, FirstCity, FCLT Loans Asset Corporation and Tony J. Blair, individually and as representative of a class of former employee beneficiaries, entered into an Agreement and Stipulation of Settlement, subject to Court approval, which provides for the settlement of the pending lawsuit related to the ownership of proceeds from the sale of Prudential stock and dividends interpled by Prudential Financial Inc. The settlement provides for each party to receive one-third of the demutualization proceeds ten days after an order of the trial court approving the settlement is final and non-appealable. Each of the parties to the lawsuit will release the other parties from all claims related to the lawsuit. The demutualization proceeds are being held by JP Morgan Chase Bank, National Association (“JP Morgan”) subject to the resolution of all issues in the lawsuit. According to report of JP Morgan dated as of August 3, 2009, the demutualization proceeds total approximately $18.6 million. Pursuant to the settlement, JP Morgan will hold approximately $250,000 of the funds as a reserve to pay fees, expenses and tax payments. On September 29, 2009, the trial court granted preliminary approval of the terms of the settlement. On October 16, 2009, the trial court entered an amended order which granted preliminary approval of the settlement, set the hearing on the fairness of the settlement on November 12, 2009, and approved the form and content of the notice to class members and the method of providing notice to the class members. The settlement is subject to notice to the class of the action and final approval by the trial court after hearings on the fairness of the settlement with respect to the class of former employees.  If the trial court does not approve the settlement the parties will be restored to their positions in the suit prior to the entry into the Agreement and Stipulation of Settlement.

Indemnification Obligation Commitments

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp.”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, nor Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $250,000, and then only for the amount in excess of $250,000 in the aggregate; however certain representations and warranties are not subject to this $250,000 threshold. Under terms of the agreement, the indemnity obligation period expired on November 1, 2009. No losses were incurred by FirstCity, Consumer Corp., Funding LP or Funding GP during the term of this indemnity obligation agreement.

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding LLC (“Buyer” or “Bidmex Holding”), as buyer, and Strategic Mexican Investment Partners L.P. (“SMIP”), a wholly-owned subsidiary of FirstCity, and Cargill Financial Services International Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”) which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250,000; however, claims related to taxes and fraud are not subject to this $250,000 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Also on August 8, 2006, Bidmex Holding entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate of CFSI and SMIP, Residencial Oeste 2 S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico Inc. and SMIP, each wholly-owned subsidiaries of FirstCity, and Cargill Financial Services International Inc. (“CFSI”) and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of U.S. $119.3 million as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At September 30, 2009, the carrying value of SMIP’s membership interests in Bidmex Holding that is included in the Company’s consolidated balance sheet approximated $12.1 million ($5.6 million for the 9% membership interest and $6.5 million for the 6% membership interest).

Commitments to Repurchase Loans

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Letters of Credit and Other Guarantees

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $10.15 million at September 30, 2009. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At September 30, 2009, FirstCity had a letter of credit in the amount of $10.75 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $10.75 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At September 30, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $10.7 million. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

American Business Lending, Inc. (“ABL”), a majority-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as amended in February 2009, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. At September 30, 2009, the balance of this facility was $11.4 million. In connection with this arrangement, FirstCity provides WFF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides guarantees to various financial institutions for financing associated investments and operations of certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from July 2009 to May 2011, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At September 30, 2009, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $2.1 million, and the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s underlying guaranty approximated $1.8 million.

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

Limited-Life Subsidiaries

At September 30, 2009, the estimated settlement value of the Company’s non-controlling interests in consolidated limited-life subsidiaries approximated $3.9 million. The Company’s carrying value of the non-controlling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $2.2 million at September 30, 2009.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(19)  Foreign Currency Exchange Risk Management

We use debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At September 30, 2009, the Company carried $27.1 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At September 30, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying
Hedging Relationship	Location	Value

Euro-denominated debt	Notes payable to banks	$27,087

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three and nine month periods ended September 30, 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
Non-Derivative	Recognized in AOCL		Location of Gain (Loss)	Amount Excluded from
Instrument in	(Effective Portion)		Reclassified from	Effectiveness Testing)
Net Investment	Three Months Ended	Nine Months Ended	AOCL into Income	Three Months Ended	Nine Months Ended
Hedging Relationship	September 30, 2009	September 30, 2009	(Effective Portion)	September 30, 2009	September 30, 2009

Euro-denominated debt	$(857)	$(598)	Other income (expense)	$—	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity Financial is a financial services company that engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and subordinate financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

The Company recorded net earnings of $2.0 million for the third quarter of 2009, an increase of $3.8 million from the $1.8 million net loss reported for the third quarter of 2008. Diluted net earnings to common stockholders were $0.19 per share in the third quarter of 2009, compared to diluted net losses of $0.17 per common share for the same period in 2008. Revenue streams generated by the Company’s earnings assets and servicing platform positively impacted earnings in the third quarter of 2009 — as revenues in the third quarter of 2009 increased to $18.7 million compared to $12.7 million in the third quarter of 2008. The Company’s revenues in the third quarter of 2009 include $12.1 million of income and gains from Portfolio Assets; $1.5 million of interest income from loans receivable; $2.2 million of fee income attributable to our loan servicing platform, and $0.8 million of revenue attributable to our majority-owned railroad operations. The increase in earnings in the third quarter of 2009 from the comparable prior quarter in 2008 were also positively impacted by a $0.6 million decrease in net impairment provisions, and a $0.6 million increase in foreign currency transaction gains. The impact of net impairment provisions and foreign currency transaction gains to our earnings in the third quarter of 2009 are further explained below. In addition, see Results of Operations below for a detailed review of the Company’s operations for the third quarter of 2009 compared to the third quarter of 2008.

In the third quarter of 2009, the Company was involved in acquiring $48.7 million of domestic Portfolio Asset investments with a face value of approximately $115.1 million — of which FirstCity’s investment share was $21.0 million. In addition to its Portfolio Asset acquisitions in the third quarter of 2009, FirstCity invested $2.4 million in the form of SBA loan originations and advances; and $3.5 million in the form of debt investments under its Special Situations Platform (“FirstCity Denver”). At September 30, 2009, the carrying value of FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $393.0 million. The global distribution of FirstCity’s earning assets (at carrying value) at September 30, 2009 included $290.6 million in the United States; $60.9 million in Europe; and $41.5 million in Latin America.

Net Impairment Provisions

The Company incurred $1.5 million of net impairment provisions in the third quarter of 2009 — comprised of $0.4 million of net provisions recorded to our consolidated loans and portfolios, and $1.1 million as our share of net impairment provisions recorded to loans and portfolios held in our unconsolidated Acquisition Partnerships. The global distribution of the $1.5 million of net impairment provisions recorded by the Company in the third quarter of 2009 includes $1.5 million in the United States, $0.2 million in Latin America, and $0.2 million of net recoveries in Europe. The impairment provisions in the third quarter of 2009 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and portfolios. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectability of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

Foreign Currency Transaction Gains

The combined impact of foreign currency transactions from the Company’s consolidated and non-consolidated foreign operations resulted in a $0.1 million foreign currency exchange gain in the third quarter of 2009 (compared to a combined impact of $0.5 million in foreign currency transaction losses in the third quarter of 2008). The Company’s combined foreign currency exchange gain in the third quarter of 2009 was attributable primarily to our European operations. It remains unclear what impact the general global economic conditions will have on our financial holdings and investments from our European and Latin American operations. As such, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses in the future.

Management’s Outlook

In spite of the substantial losses reported in the financial services sector over the past two years and downward pressure on economic growth due to continued weaknesses in general economic conditions, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $48.7 million of portfolio investments with a face value of approximately $115.1 million in the third quarter of 2009 — of which FirstCity’s investment share was $21.0 million, and the Company invested an additional $5.9 million in the form of loan investments.

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

Components of the results of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$2,028	$(1,691)	$14,082	$(8,763)
Special Situations Platform	1,615	1,181	1,820	1,632
Operating contribution (loss)	3,643	(510)	15,902	(7,131)
Corporate overhead	(1,643)	(1,245)	(5,512)	(4,737)
Net earnings (loss) attributable to FirstCity	$2,000	$(1,755)	$10,390	$(11,868)
Diluted earnings (loss) per common share	$0.19	$(0.17)	$1.02	$(1.14)

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 17 to the Consolidated Financial Statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

Third Quarter 2009 Compared to Third Quarter 2008

The Company reported net earnings of $2.0 million in the third quarter of 2009 compared to net losses of $1.8 million in the third quarter of 2008. Diluted net earnings to common stockholders were $0.19 per common share in the third quarter of 2009 compared to $0.17 of diluted net losses per common share in the third quarter of 2008.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $2.0 million operating gain in the third quarter of 2009 compared to a $1.7 million operating loss for the same period in 2008. FirstCity was involved in acquiring $48.7 million of Portfolio Assets in the third quarter of 2009 with an approximate face value of $115.1 million, compared to its involvement in acquiring $4.5 million of Portfolio Assets in the third quarter of 2008 with an approximate face value of $78.1 million. In the third quarter of 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $21.0 million — with $18.6 million acquired through consolidated Portfolios and $2.4 million through Acquisition Partnerships. In the third quarter of 2008, the Company’s investment share in the Portfolio Asset acquisitions was $3.2 million — comprised of $2.9 million acquired through consolidated Portfolios and $0.3 million through Acquisition Partnerships.

FirstCity invested an additional $2.4 million in the third quarter of 2009 in the form of SBA loan originations and advances, compared to $4.2 million for the same period in 2008. FirstCity also invested $1.8 million in direct equity investments in the third quarter of 2008.

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the three-month periods ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,222	$3,842
Income from Portfolio Assets	12,134	5,229
Gain on sale of SBA loans held for sale, net	301	85
Interest income from SBA loans	299	368
Interest income from loans receivable - affiliates	471	442
Interest income from loans receivable - other	—	297
Other income	1,390	623
Total revenues	16,817	10,886
Expenses:
Interest and fees on notes payable	3,366	4,359
Salaries and benefits	3,687	4,208
Provision for loan and impairment losses	425	1,123
Asset-level expenses	1,858	996
Occupancy, data processing and other	1,653	2,767
Total expenses	10,989	13,453
Equity in net earnings (loss) of unconsolidated subsidiaries	(1,043)	1,238
Net income attributable to noncontrolling interests	(1,326)	(55)
Operating contribution (loss) before direct taxes	$3,459	$(1,384)
Operating contribution (loss), net of direct taxes	$2,028	$(1,691)

Servicing fee revenues.  Servicing fee revenues decreased to $2.2 million in the third quarter of 2009 from $3.8 million in the third quarter of 2008. Servicing fees from domestic Acquisition Partnerships totaled $0.5 million in the third quarter of 2009 compared to $1.2 million for the same period in 2008, while servicing fees from Latin American Acquisition Partnerships totaled $1.7 million in the third quarter of 2009 compared to $2.6 million for the same period in 2008. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from the portfolios held by these non-consolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships for the third quarter of 2009 in comparison to the same period in 2008 is attributable to a decline in portfolio collections to $4.7 million from $13.2 million for the respective periods. The decline in servicing fees from Latin American Acquisition Partnerships for the third quarter of 2009 in comparison to the same period in 2008 is attributable primarily to foreign currency exchange rate fluctuations during the respective periods that the fees were recorded.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $12.1 million in the third quarter of 2009 compared to $5.2 million in the third quarter of 2008. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $230.6 million for the third quarter of 2009 from $132.5 million for the third quarter of 2008 (a majority of FirstCity’s portfolio investments over the past year were acquired through consolidated subsidiaries). The significant increase in income from Portfolio Assets is attributed primarily to an increase in consolidated collections to $42.5 million in the third quarter of 2009 compared to $15.6 million for the same period in 2008; and $7.9 million of gains recorded on loan settlements in the third quarter of 2009 compared to $1.1 million of settlement gains recorded for the same period in 2008. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $301,000 gain on the sales of SBA loans in the third quarter of 2009 with a $4.0 million net basis in the loans sold, compared to a $85,000 gain recorded in the third quarter of 2008 with a $2.2 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. The increased activity in the third quarter of 2009 is attributable to the return of investor demand for SBA loans as a result of certain federal government programs and initiatives that were implemented during the past year.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $0.3 million during the third quarter of 2009 compared to $0.4 million during the third quarter of 2008. Even though FirstCity’s average investment in SBA loans increased to $18.3 million for the third quarter of 2009 compared to $16.9 million for the third quarter of 2008, the decline in interest income is attributable to a steady decline in market interest rates since the third quarter of 2008 (the Company’s SBA loans are priced at variable market interest rates).

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates increased to $0.5 million in the third quarter of 2009 compared to $0.4 million for the same period in 2008. The increased income is attributed to FirstCity’s average investment level in loans receivable — affiliates growing to $14.0 million for the third quarter of 2009 compared to $9.5 million for the third quarter of 2008.

Interest income from loans receivable — other.   Interest income from loans receivable — other decreased by $0.3 million for the third quarter of 2009 compared to the same period in 2008. FirstCity’s average investment in loans receivable — other was $6.4 million and $9.3 million for the third quarters of 2009 and 2008, respectively. During the third quarter of 2009, the Company’s loans receivable — other were accounted for under the cost recovery method.

Other income.  Other income for the third quarter of 2009 increased to $1.4 million in the third quarter of 2009 compared to $0.6 million for the same period in 2008. The increased income is attributable to $0.4 million of additional due diligence income recorded in the third quarter of 2009 compared to the same period in 2008, and $0.2 million of additional net revenues recorded by certain foreclosed properties in the third quarter of 2009 compared to the same period in 2008.

Expenses.  Operating expenses approximated $11.0 million and $13.5 million in the third quarters of 2009 and 2008, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $3.4 million and $4.4 million in the third quarters of 2009 and 2008, respectively. FirstCity’s average outstanding debt increased to $292.2 million in the third quarter of 2009 from $220.2 million in the third quarter of 2008 — primarily to finance its increased investment activity. However, the Company’s average cost of borrowings decreased to 4.6% in the third quarter of 2009 compared to 7.9% in 2008 due to a decline in market interest rates.

Salaries and benefits totaled $3.7 million and $4.2 million in the third quarters of 2009 and 2008, respectively. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 216 and 207 at September 30, 2009 and 2008, respectively.

Net provisions for loan and impairment losses totaled $0.4 million in the third quarter of 2009 compared to $1.1 million for the same period in 2008. In the third quarter of 2009, the Company recorded net impairment provisions of $1.3 million to consolidated domestic loan portfolios, which was off-set partially by $0.9 million of net recoveries from consolidated European loan portfolios. The need for impairment provisions and recoveries is identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment and recoveries is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and requires estimates that are susceptible to significant revision as more information becomes available.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $1.9 million in the third quarter of 2009 compared to $1.0 million for the same period in 2008. The rise in expenses is attributed primarily to the Company’s increased holdings in consolidated Portfolio Assets (the Company’s average investment in consolidated Portfolio Assets totaled $230.6 million for the third quarter of 2009 from $132.5 million for the third quarter of 2008).

Occupancy, data processing and other expenses decreased to $1.7 million for the third quarter of 2009 from $2.8 million in the third quarter of 2008. The decrease is attributed primarily to $0.1 million of foreign currency exchange gains from our foreign consolidated investments in the third quarter of 2009 compared to $0.8 million of foreign currency exchange losses for the same period in 2008 — a $0.9 million favorable impact.

Equity in net earnings (loss) of unconsolidated subsidiaries.  Equity in net earnings (loss) of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) sharply decreased to a $1.0 million loss in the third quarter of 2009 compared to $1.2 million in earnings in the third quarter of 2008. Equity in net earnings (loss) of the unconsolidated Acquisition Partnerships decreased to a $0.8 million loss in the third quarter of 2009 from $1.6 million in earnings for the same period in 2008, and equity in earnings (loss) of the unconsolidated servicing entities decreased to a $0.2 million net loss in the third quarter of 2009 compared to a $0.3 million net loss in the third quarter of 2008. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•                Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $1.1 million in the third quarter of 2009 from $2.6 million for the same period in 2008. However, the total net loss reported by domestic partnerships decreased to $0.3 million in the third quarter of 2009 compared to a $0.5 million net loss in the third quarter of 2008. The decrease in total partnership revenues was attributed primarily to a significant decrease in portfolio collections to $4.7 million in the third quarter of 2009 from $13.2 million in the third quarter of 2008. The negative impact to net earnings as a result of the total partnership revenues decline was off-set partially by a $1.2 million decline in property protection expenses in the third quarter of 2009 compared to the same period in 2008. Portfolio assets (i.e. earning assets) held by the domestic partnerships decreased to $58.3 million in the third quarter of 2009 from $63.1 million for the same period in 2008. The collective activity described above translated to a decrease in FirstCity’s share of net loss in domestic Acquisition Partnerships to $0.3 million for the third quarter of 2009 from $0.4 million for the same period in 2008.

FirstCity’s average investment in domestic Acquisition Partnerships decreased to $12.4 million in the third quarter of 2009 from $20.7 million in the third quarter of 2008 — which contributed to a decline in FirstCity’s share of domestic partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in domestic partnerships revenues.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships decreased to $3.8 million in the third quarter of 2009 from $8.8 million in the third quarter of 2008. Latin American partnerships reported a total net loss of $2.0 million in the third quarter of 2009 compared to $2.5 million of net earnings for the same period in 2008. The decrease in net earnings was attributed primarily to a significant decrease in collections to $8.7 million in the third quarter of 2009 from $16.4 million in the third quarter of 2008 (which negatively impacted revenues), and foreign currency transaction losses of $0.7 million recorded in the third quarter of 2009 compared to $3.1 million of foreign currency transaction gains in the third quarter of 2008 — a $3.8 million negative impact. Latin American partnership portfolio asset holdings (i.e. earning assets) decreased to $135.7 million at September 30, 2009 from $184.2 million at September 30, 2008. The collective activity described above translated to a decrease in FirstCity’s share of net earnings in Latin American Acquisition Partnerships to $0.2 million in net losses for the third quarter of 2009 from $0.4 million in net earnings for the same period in 2008.

FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $18.0 million in the third quarter of 2009 from $24.2 million in the third quarter of 2008 — which contributed to a decline in FirstCity’s share of Latin American partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in Latin American partnerships revenues.

•             Europe — Total revenues reported by European Acquisition Partnerships sharply decreased to $2.3 million in the third quarter of 2009 from $12.2 million in the third quarter of 2008. In addition, total net earnings reported by European partnerships decreased to $1.0 million of net losses in the third quarter of 2009 compared to $6.4 million of net earnings in the same period of 2008. The decrease in total partnership net earnings was attributed primarily to a significant decrease in collections to $7.2 million in the third quarter of 2009 from $17.0 million for the same period in 2008 (which negatively impacted revenues), and an increase in total provisions reported by the European partnerships to $2.1 million in the third quarter of 2009 from $1.0 million in the third quarter of 2008. European partnership portfolio asset holdings (i.e. earning assets) decreased to $77.2 million at September 30, 2009 from $109.2 million at September 30, 2008. The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.3 million in losses for the third quarter of 2009 from $1.6 million in earnings for the third quarter of 2008.

FirstCity’s average investment in European Acquisition Partnerships decreased to $11.9 million in the third quarter of 2009 from $27.8 million in the third quarter of 2008 — which contributed to a decline in FirstCity’s share of European partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in European partnerships revenues.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests increased to $1.3 million for the third quarter of 2009 from $55,000 for the same period in 2008. The increase is attributed primarily to a rise in the Company’s level of co-investments in portfolio purchases with other investors through consolidated subsidiaries over the past two years. The Company’s carrying value of noncontrolling interests on its consolidated balance sheet, which represents the equity in consolidated subsidiaries not attributable to FirstCity, increased to $52.3 million at September 30, 2009 from $16.7 million at September 30, 2008.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) resulted in a $1.6 million operating gain in the third quarter of 2009 compared to a $1.2 million operating gain for the same period in 2008. In the third quarter of 2009, FirstCity Denver provided $3.5 million of investment capital to privately-held middle-market companies in the form of debt investments. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $60.9 million, and has provided $40.5 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$706	$677
Revenue from railroad operations	776	810
Other income	338	228
Total revenues	1,820	1,715
Expenses - Railroad Operations:
Interest and fees on notes payable	29	54
Salaries and benefits	252	229
Other	225	342
Total railroad expenses	506	625
Expenses - Other:
Interest and fees on notes payable	116	158
Salaries and benefits	280	170
Other	571	359
Total other expenses	967	687
Total expenses	1,473	1,312
Equity in net earnings of unconsolidated subsidiaries	1,464	932
Net income attributable to noncontrolling interests	(262)	(169)
Operating contribution before taxes	$1,549	$1,166
Operating contribution, net of direct taxes	$1,615	$1,181

Interest income from loans receivable.   Interest income from loans receivable in the third quarter of 2009 remained constant in comparison to the same period in 2008. FirstCity Denver’s average investment in loans receivable was $20.9 million for the third quarter of 2009 — including $3.0 million accounted for under the cost recovery method. For the third quarter of 2008, FirstCity Denver’s average investment in loans receivable was $19.2 million.

Revenue from railroad operations.  Revenue from railroad operations in the third quarter of 2009 remained relatively constant in comparison to the same period in 2008.

Expenses — Railroad Operations.  Total expenses from FirstCity Denver’s majority-owned railroad operations remained relatively constant in comparison to the same period in 2008.

Expenses — Other.  Other expenses increased by $0.3 million in the third quarter of 2009 compared to the same period in 2008 primarily as a result of additional due diligence and consultant costs in light of increased transaction activity in the third quarter of 2009.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries increased to $1.5 million in the third quarter of 2009 from $0.9 million in the third quarter of 2008. Equity in net earnings for the third quarter of 2009 is attributable primarily to FirstCity Denver’s share of net earnings from its equity-method investments in a coal mine operation ($0.9 million) and ceramic-ware manufacturing entity ($0.7 million — which includes $0.4 million related to a gain on business acquisition). Equity in net earnings for the third quarter of 2008 is attributable to FirstCity Denver’s share of net earnings from its equity-method investment in the coal mine operation.

First Nine Months of 2009 Compared to First Nine Months of 2008

The Company reported net earnings of $10.4 million in the first nine months 2009 compared to a net loss of $11.9 million in the first nine months of 2008. Diluted net earnings to common stockholders was $1.02 per common share in the first nine months of 2009 compared to $1.14 of diluted net losses per common share in the first nine months of 2008.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $14.1 million operating gain in the first nine months of 2009 compared to an $8.8 million net operating loss in the first nine months of 2008. FirstCity was involved in acquiring $186.0 million of Portfolio Assets in the first nine months of 2009 with an approximate face value of $373.6 million, compared to its involvement in acquiring $61.1 million of Portfolio Assets in first nine months 2008 with an approximate face value of $716.2 million. In the first nine months of 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $134.5 million — comprised of $131.5 million acquired through consolidated Portfolios and $3.0 million through Acquisition Partnerships. In the first nine months of 2008, the Company’s investment share in the Portfolio Asset acquisitions was $45.1 million — comprised of $43.1 million acquired through consolidated Portfolios and $2.0 million through Acquisition Partnerships.

FirstCity invested an additional $16.8 million in the first nine months of 2009 in the form of SBA loan originations and advances. The Company invested an additional $21.1 million in the form of SBA loan originations and advances and other debt financing arrangements in the first nine months 2008. FirstCity also invested $11.2 million in direct equity investments in the first nine months of 2009 (attributable primarily to European entity acquisitions), compared to $1.8 million in the first nine months of 2008.

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$7,017	$8,748
Income from Portfolio Assets	35,254	15,786
Gain on sale of SBA loans held for sale, net	911	227
Interest income from SBA loans	940	1,210
Interest income from loans receivable - affiliates	1,560	739
Interest income from loans receivable - other	414	433
Other income	2,987	1,993
Total revenues	49,083	29,136
Expenses:
Interest and fees on notes payable	10,128	11,742
Salaries and benefits	11,208	11,596
Provision for loan and impairment losses	1,241	11,243
Asset-level expenses	4,208	3,976
Occupancy, data processing and other	4,820	6,103
Total expenses	31,605	44,660
Equity in net earnings (loss) of unconsolidated subsidiaries	(188)	7,442
Gain on step acquisition	1,455	—
Net income attributable to noncontrolling interests	(2,854)	(93)
Operating contribution (loss) before direct taxes	$15,891	$(8,175)
Operating contribution (loss), net of direct taxes	$14,082	$(8,763)

Servicing fee revenues.  Servicing fee revenues decreased to $7.0 million in the first nine months of 2009 from $8.7 million in the first nine months of 2008. Servicing fees from domestic Acquisition Partnerships totaled $1.8 million in the first nine months of 2009 compared to $2.0 million in the first nine months of 2008, while servicing fees from Latin American Acquisition Partnerships totaled $5.2 million in the first nine months of 2009 compared to $6.7 million in the first nine months of 2008. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from the portfolios held by these non-consolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships for the first nine months of 2009 in comparison to the same period in 2008 is attributable to a decline in portfolio collections to $19.0 million from $30.7 million for the respective periods. The decline in servicing fees from Latin American Acquisition Partnerships for the first nine months of 2009 in comparison to the same period in 2008 is attributable primarily to foreign currency exchange rate fluctuations during the respective periods that the fees were recorded.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $35.3 million in the first nine months of 2009 compared to $15.8 million in the first nine months of 2008. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $196.3 million for the first nine months of 2009 from $123.5 million for the first nine months of 2008 (a majority of FirstCity’s portfolio investments over the past year were acquired through consolidated subsidiaries). The significant increase in income from Portfolio Assets is attributed primarily to an increase in collections to $124.6 million in the first nine months of 2009 compared to $46.5 million in the first nine months of 2008; $19.9 million of gains recorded on loan settlements in the first nine months of 2009 compared to $4.4 million of settlement gains recorded in the first nine months of 2008; and additional interest accretion recorded by the Company as a result of its increased investment level in loan Portfolio Assets. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.9 million gain on the sales of SBA loans in the first nine months of 2009 with a $17.2 million basis in the loans sold, compared to a $0.2 million gain recorded in the first nine months of 2008 with a $5.1 million basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. The increased activity in the first nine months of 2009 is attributable to the return of investor demand for SBA loans as a result of certain federal government programs and initiatives that were implemented during the past year.

Interest income from SBA loans.  Interest income from SBA loans decreased to $0.9 million during the first nine months of 2009 compared to $1.2 million during the first nine months of 2008. Even though FirstCity’s average investment in SBA loans increased to $20.8 million for the first nine months of 2009 from $15.6 million for the first nine months of 2008, the decline in interest income is attributable to a steady decline in market interest rates since the third quarter of 2008 (the Company’s SBA loans are priced at variable market interest rates).

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates increased to $1.6 million in first nine months 2009 compared to $0.7 million in first nine months 2008. The increased income is attributed to FirstCity’s average investment level in loans receivable — affiliates growing to $14.0 million for the first nine months of 2009 from $7.0 million for the first nine months of 2008.

Interest income from loans receivable — other.   Interest income from loans receivable remained constant in the first nine months of 2009 compared to the first nine months of 2008. FirstCity’s average investment in loans receivable — other was $6.9 million for the first nine months of 2009 — including $2.1 million accounted for under the cost recovery method. For the first nine months of 2008, FirstCity’s average investment in loans receivable — other was $4.9 million.

Other income.  Other income for the first nine months of 2009 increased by $1.0 million in comparison to the first nine months of 2008 primarily due to $0.5 million of interest income earned on the Company’s investment security in 2009 (purchased in October 2008), and $0.3 million of additional due diligence income recorded in the first nine months of 2009 compared to the same period in 2008.

Expenses.  Operating expenses approximated $31.6 million and $44.7 million in the first nine months of 2009 and 2008, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $10.1 million and $11.7 million in the first nine months of 2009 and 2008, respectively. FirstCity’s average outstanding debt increased to $279.5 million for the first nine months of 2009 from $193.3 million for the first nine months of 2008 — primarily to finance its increased investment activity. However, the Company’s average cost of borrowings decreased to 4.8% in the first nine months of 2009 compared to 8.1% in 2008 due to a decline in market interest rates.

Salaries and benefits totaled $11.2 million and $11.6 million in the first nine months of 2009 and 2008, respectively. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 216 and 207 at September 30, 2009 and 2008, respectively.

Net provisions for loan and impairment losses totaled $1.2 million in the first nine months of 2009 compared to $11.2 million in the first nine months of 2008. In 2009, the Company recorded net impairment provisions of $4.2 million to consolidated domestic loan portfolios; off-set partially by $3.0 million of net recoveries from consolidated European loan portfolios. The significant provisions recorded in the first nine months of 2008 derived from the then-developing adverse effects of the global economic crisis. The need for impairment provisions and recoveries are identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment and recoveries is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process requires estimates that are susceptible to significant revision as more information becomes available.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $4.2 million in the first nine months of 2009 compared to $4.0 million in the first nine months of 2008. The increase is attributed primarily to the Company’s increased holdings in consolidated Portfolio Assets (the Company’s average investment in consolidated Portfolio Assets totaled $196.3 million for the first nine months of 2009 from $123.5 million for the same period in 2008).

Occupancy, data processing and other expenses decreased to $4.8 million for the first nine months of 2009 from $6.1 million for the first nine months of 2008. The decrease is attributed primarily to $0.4 million of foreign currency exchange gains from our foreign consolidated investments in the first nine months of 2009 compared to $1.0 million of foreign currency exchange losses for the same period in 2008 — a $1.4 million favorable impact.

Equity in net earnings (loss) of unconsolidated subsidiaries.  Equity in net earnings (loss) of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) decreased to $0.2 million in losses in the first nine months of 2009 compared to $7.4 million in earnings in the first nine months of 2008. Equity in earnings of unconsolidated Acquisition Partnerships decreased to $0.4 million in 2009 from $6.9 million in 2008, and equity in earnings (loss) of unconsolidated servicing entities decreased to a $0.6 million loss in 2009 compared to $0.5 million of earnings in 2008. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $5.7 million in the first nine months of 2009 from $8.9 million in 2008. However, total net earnings reported by domestic partnerships increased to $1.1 million in the first nine months of 2009 compared to a $0.3 million loss in 2008. The negative impact to net earnings as a result of the total partnership revenues decline was off-set partially by a $1.7 million decline in net provisions and a $1.1 million decline in property protection expenses in the first nine months of 2009 compared to the same period in 2008. Portfolio assets (i.e. earning assets) held by the domestic partnerships decreased to $58.3 million at September 30, 2009 from $63.1 million at September 30, 2008. The collective activity described above translated to an increase in FirstCity’s share of net earnings in domestic Acquisition Partnerships to $0.2 million in earnings for the first nine months of 2009 from a $0.3 million loss in 2008.

FirstCity’s average investment in domestic Acquisition Partnerships decreased to $13.8 million in the first nine months of 2009 from $22.2 million in 2008 — which contributed to a decline in FirstCity’s share of domestic partnership revenues as discussed above. Since a majority of FirstCity’s portfolio investments over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in domestic partnerships revenues.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships significantly decreased to $9.2 million in the first nine months of 2009 from $32.5 million in the first nine months of 2008. In addition, Latin American partnerships reported a total net loss of $3.0 million in the first nine months of 2009 compared to $8.5 million of total net earnings in the first nine months of 2008. The decrease in net earnings reported by Latin American partnerships was attributed primarily to the following: (1) foreign currency transaction gains of $2.1 million recorded in the first nine months of 2009 compared to $11.5 million of foreign currency transaction gains in 2008 — a $9.4 million negative impact; and (2) decrease in collections to $20.5 million in the first nine months of 2009 from $56.9 million in 2008. The negative impact of these factors to total net earnings by Latin American partnerships was partially off-set by the following: (1) decrease in net impairment provisions by $4.8 million in the first nine months of 2009 compared to the first nine months of 2008; (2) $6.6 million decrease in service fees expense in the first nine months of 2009 in comparison to the same period in 2008; (3) $2.3 million decrease in property protection costs in the first nine months of 2009 compared to the same period in 2008; and (4) $3.0 million decrease in interest expense in the first nine months of 2009 compared to the same period in 2008. Latin American partnership portfolio asset holdings (i.e. earning assets) decreased to $135.7 million at September 30, 2009 from $184.2 million at September 30, 2008. The collective activity described above translated to a decrease in FirstCity’s share of net earnings in Latin American partnerships to a $0.5 million loss for the first nine months of 2009 from $1.5 million of net earnings for the same period in 2008.

FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $17.8 million for the first nine months of 2009 from $23.6 million for 2008 — which contributed to a decline in FirstCity’s share of Latin American partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in Latin American partnerships revenues.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $13.8 million in the first nine months of 2009 from $34.3 million in the first nine months of 2008. In addition, total net earnings reported by European partnerships decreased to $2.7 million in the first nine months of 2009 compared to $20.1 million in the first nine months of 2008. The decrease in total partnership net earnings was attributed primarily to a significant decrease in collections to $22.6 million in the first nine months of 2009 from $50.1 million for the same period in 2008 (which negatively impacted revenues), and a $4.3 million increase in total provisions reported by the European partnerships in the first nine months of 2009 compared to the same period in 2008. The negative impact of these factors to total net earnings by European partnerships was partially off-set by the following: (1) decrease in interest expense by $1.4 million in the first nine months of 2009 compared to the first nine months of 2008; (2) $4.0 million decrease in service fees expense in the first nine months of 2009 in comparison to the same period in 2008; and (3) $2.0 million decrease in property protection costs and legal and accounting expenses in the first nine months of 2009 in comparison to the same period in 2008. European partnership portfolio asset holdings (i.e. earning assets) decreased to $77.2 million at September 30, 2009 from $109.2 million at September 30, 2008. The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.7 million for the first nine months of 2009 from $5.7 million for 2008.

FirstCity’s average investment in European Acquisition Partnerships decreased to $12.6 million for the first nine months of 2009 from $29.6 million for 2008 — which contributed to a decline in FirstCity’s share of European partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, and in light of FirstCity’s step-acquisition transactions and resulting consolidations of UBN (former unconsolidated European Acquisition Partnership) in September 2008 and sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolios to off-set the decline in European partnerships revenues.

Gain on step acquisition.  In the first nine months of 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company’s previously-held noncontrolling interests in the French entities were remeasured to fair value on the acquisition date (May 2009) — which resulted in the Company’s recognition of the $1.5 million gain. Refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests increased to $2.9 million for the first nine months of 2009 from $93,000 for the same period in 2008. The increase is attributed primarily to a rise in the Company’s level of co-investments in portfolio purchases with other investors through consolidated subsidiaries over the past two years. The Company’s carrying value of noncontrolling interests on its consolidated balance sheet, which represents the equity in consolidated subsidiaries not attributable to FirstCity, increased to $52.3 million at September 30, 2009 from $16.7 million at September 30, 2008.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) totaled $1.8 million in the first nine months of 2009 compared to $1.6 million in 2008. In the first nine months of 2009, FirstCity Denver provided $9.0 million of investment capital to privately-held middle-market companies in the form of debt investments and direct equity investments. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $60.9 million, and has provided $40.5 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,858	$1,507
Revenue from railroad operations	2,228	2,446
Other income	1,647	278
Total revenues	5,733	4,231
Expenses - Railroad Operations:
Interest and fees on notes payable	84	113
Salaries and benefits	731	701
Other	808	936
Total railroad expenses	1,623	1,750
Expenses - Other:
Interest and fees on notes payable	347	157
Salaries and benefits	751	503
Provision for loan and impairment losses	967	—
Other	1,404	611
Total other expenses	3,469	1,271
Total expenses	5,092	3,021
Equity in net earnings of unconsolidated subsidiaries	1,661	576
Net income attributable to noncontrolling interests	(313)	(162)
Operating contribution before taxes	$1,989	$1,624
Operating contribution, net of direct taxes	$1,820	$1,632

Interest income from loans receivable.   Interest income from loans receivable increased to $1.9 million in the first nine months of 2009 from $1.5 million in the first nine months of 2008. FirstCity Denver’s average investment in loans receivable was $20.1 million for the first nine months of 2009 — including $1.9 million accounted for under the cost recovery method. For the first nine months of 2008, FirstCity Denver’s average investment in loans receivable was $13.7 million.

Revenue from railroad operations.  Revenue from railroad operations of $2.2 million for the first nine months of 2009 remained relatively constant in comparison to $2.4 million for the first nine months of 2008.

Other income.  Other income for the first nine months of 2009 increased by $1.4 million in comparison to 2008 primarily due to a $1.2 million of gains recognized by FirstCity Denver’s majority-owned railroad operation in the first nine months of 2009 in connection with a property and equipment sales.

Expenses — Railroad Operations.  Total expenses from FirstCity Denver’s majority-owned railroad operations remained relatively constant in comparison to the same period in 2008.

Expenses — Other.  Provision for loan and impairment losses in the first nine months of 2009 is attributable to a $1.0 million impairment provision recorded to a middle-market company debt investment in 2009. The impairment provision was identified in connection with management’s regular evaluation of the collectibility of the FirstCity Denver’s loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and requires estimates that are susceptible to significant revision as more information becomes available. Other expenses for the first nine months of 2009 increased by $0.8 million in comparison to the same period in 2008 primarily due to $0.6 million of additional operating expenses incurred in the first nine months of 2009 in connection with FirstCity Denver’s investment in a real estate property it acquired in June 2008.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries increased to $1.7 million in the first nine months of 2009 from $0.6 million in 2008 — which is comprised primarily of FirstCity Denver’s equity earnings in its equity-method investments in a coal mine operation (for 2008 and 2009) and ceramic-ware manufacturing entity (for 2009 only). For the first nine months of 2009, FirstCity Denver’s equity in earnings attributable to the coal mine’s operation approximated $2.3 million; however, FirstCity Denver’s share of net earnings in the coal mine was off-set partially by its share ($1.1 million) of a one-time charge incurred by the coal mine company in the second quarter of 2009 to relinquish its future reclamation liability. FirstCity Denver’s share of net earnings in the ceramic-ware manufacturing entity was $0.7 million for the first nine months of 2009 — which includes $0.4 million related to a gain on business acquisition). Equity in net earnings for the first nine months of 2008 is attributable to FirstCity Denver’s share of net earnings from its equity-method investment in the coal mine operation.

Financial Condition

Significant changes in FirstCity’s financial condition during the first nine months of 2009 resulted from the following:

Consolidated assets of $438.1 million at September 30, 2009 were $109.2 million higher than consolidated assets at December 31, 2008. The increase in consolidated assets is attributed primarily to a $97.5 million net increase in Portfolio Assets and loan investments related to FirstCity’s investment activities during the first nine months of the year. In addition, the Company’s cash and cash equivalents increased by $13.9 million since December 31, 2008.

Consolidated liabilities of $320.6 million as of September 30, 2009 were $57.6 million higher than consolidated liabilities at December 31, 2008. Total notes payable increased by $51.3 million primarily to finance the Company’s investment activities during the first nine months of 2009.

FirstCity’s reported amount of noncontrolling interests (included as a component of equity) increased by $36.7 million since December 31, 2008 in connection with its co-investments in portfolio purchases with other investors through consolidated entities during the first nine months of 2009, and its step acquisition of certain French Acquisition Partnerships in May 2009 (refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on this transaction).

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in the Acquisition Partnerships. The Company also records equity in earnings of non-consolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Aggregate Portfolio Asset acquisitions by the Company for the nine months ended September 30, 2009 and the last five full fiscal years are as follows:

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First nine months of 2009	$185,982	$134,466
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762

The table below provides a summary of our Loan Portfolio Assets as of September 30, 2009 and December 31, 2008. The loans with credit deterioration acquired after 2004 are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	September 30,	December 31,
Loan and Loan Pool Type	2009	2008
	(Dollars in thousands)
Loans with credit deterioration acquired after 2004:
Domestic:
Commercial real eatate	$143,845	$87,701
Business assets	42,531	19,689
Other	3,759	1,078
Latin America	10,506	11,141
Europe	15,138	5,499
UBN loan portfolio:
Non-performing loans	58,482	62,208
Performing loans	1,421	1,705
Other	6,731	8,481
Outstanding balance	282,413	197,502
Allowance for loan losses	(62,288)	(76,365)
Carrying amount, net	$220,125	$121,137

The following table provides a summary of the changes in the allowance for loan losses related to our Loan Portfolio Assets:

	Loans With Credit Deterioration Acquired After 2004					Other
	Domestic
	Commercial	Business		Latin
(dollars in thousands)	Real Estate	Assets	Other	America	Europe	UBN	Other	Total
Beginning Balance, January 1, 2009	$10,440	$2,811	$538	$120	$—	$62,150	$306	$76,365
Provisions	2,982	333	191	19	—	—	93	3,618
Recoveries	(151)	(236)	(5)	—	—	(2,998)	(15)	(3,405)
Charge offs	(8,175)	(2,582)	(334)	(138)	—	(3,677)	(113)	(15,019)
Translation adjustments	—	—	—	—	—	729	—	729
Ending Balance, September 30, 2009	$5,096	$326	$390	$1	$—	$56,204	$271	$62,288

Due to uncertainties related primarily to estimating the timing and/or amount of collections on loans with credit deterioration acquired after 2004 as a result of the current economic environment, the Company’s levels of such loans and loan pools accounted for on a non-accrual method of accounting (cost-recovery or cash basis) increased to $152.2 million at September 30, 2009 from $20.7 million at December 31, 2008. Under GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for additional information and accounting policies related to our loans with credit deterioration acquired after 2004.

Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of non-consolidated investments accounted for under the equity-method of accounting.

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
	Investment	Debt	Equity	Total
	(Dollars in thousands)
First nine months of 2009	$9,792	$8,658	$387	$9,045
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial NOLs which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At September 30, 2009, the Company carried a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

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

Consolidated Statements of Cash Flows

Our operating activities provided cash of $1.5 million and used cash of $14.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash provided by operations was attributable primarily to $13.6 million of net earnings; $18.2 million of proceeds from sales of SBA loans held for sale; $15.3 million of proceeds applied to income from Portfolio Assets; $5.6 million increase in other liabilities; and $5.2 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses — off-set partially by $13.5 million of net principal advances on SBA loans held for sale; $35.3 million for income accretion and gains on Portfolio Assets; $1.5 million of equity earnings from equity-method investments, and $1.5 million for a step acquisition gain. Net cash used for the nine-month period ended September 30, 2008 was attributable primarily to a net loss of $11.6 million; $7.9 million of net principal advances on SBA loans held for sale; $8.0 million for equity in earnings from equity-method investments; and $15.8 million for income accretion and gains on Portfolio Assets — off-set partially by $5.3 million of proceeds from sales of SBA loans held for sale; $11.4 million of proceeds applied to income from Portfolio Assets; and $14.1 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities used cash of $65.6 million and $33.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash used in investing activities was attributable primarily to Portfolio Asset purchases of $62.8 million (net of principal collections); $7.1 million paid for business combinations; $2.1 million of property and equipment purchases; $3.9 million of equity investment contributions; and $3.8 million of net advances and originations for loan investments — off-set partially by $9.3 million of distributions from equity-method investments; $3.5 million of principal payments on an investment security available for sale; and $1.4 million of proceeds from sales of property. Net cash used in investing activities for the nine-month period ended September 30, 2008 was attributable primarily to Portfolio Assets purchases of $14.5 million (net of principal collections); $28.5 million of net advances and originations for loan investments; and $1.8 million of property and equipment purchases — off-set partially by $14.8 million of distributions from equity-method investments. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities provided cash of $77.7 million and $37.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash provided by financing activities was attributable to $49.3 million of net borrowings to finance our Portfolio Asset acquisitions and other investments and $41.0 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries — off-set partially $10.0 million of cash distributions to noncontrolling interests and $2.8 million of cash paid to acquire additional equity in noncontrolling interests. Net cash provided by financing activities for the nine-month period ended September 30, 2008 was attributable primarily to $38.2 million of net borrowings to finance our Portfolio Asset acquisitions and other investments and $4.1 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries — off-set partially by $3.8 million of common stock repurchases and $1.0 million of cash distributions to noncontrolling interests. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $7.3 million and $9.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt increased to $290.6 million for the first nine months of 2009 from $198.9 million for the first nine months of 2008, while the average cost of borrowings decreased to 4.85% in 2009 compared to 8.0% in 2008. The increase in the Company’s debt level since September 30, 2008 is a result of increased net borrowings to finance the Company’s growth and investment transactions.

Railroad Operation Statements of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operation for the nine-month periods ended September 30, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $1.6 million for the nine-month period ended September 30, 2009 — attributable primarily to $1.7 million of net earnings and a $1.2 million increase in other liabilities; off-set partially by $1.2 million of gains on sales of property and equipment. The railroad subsidiary’s investing activities used cash of $0.3 million for the nine-month period ended September 30, 2009. Net cash provided by investing activities included $1.6 million of proceeds from property and equipment sales; off-set by $1.5 million of property and equipment purchases. The railroad subsidiary’s financing activities used cash of $1.4 million for the nine-month period ended September 30, 2009 — attributable primarily to providing $1.3 million of capital to FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

The railroad subsidiary’s operating activities provided cash of $0.8 million for the nine-month period ended September 30, 2008 — attributable primarily to $0.3 million of net earnings and a $0.5 million increase in other liabilities. The railroad subsidiary’s investing activities used cash of $1.0 million for the nine-month period ended September 30, 2008 to purchase property and equipment. For the nine-month period ended September 30, 2008, the railroad subsidiary’s financing activities included $3.6 million of net borrowings under a bank note payable; off-set by $3.6 million of capital distributions to the equity owners and FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

Credit Facilities

FirstCity has $350.0 million of credit facility commitments (subject to borrowing base requirements of the respective credit facilities) with Bank of Scotland plc (“Bank of Scotland”) and BoS(USA), Inc. (“BoS(USA)”) available to finance its portfolio and asset purchases, capital investments in new ventures, and to provide for working capital to support our growth. At September 30, 2009, FirstCity’s maximum unused borrowing capacity under these credit commitments approximated $72.9 million. These credit facilities are available to FirstCity through their maturity in November 2010. FirstCity is in discussions with Bank of Scotland and BoS(USA) regarding these credit facilities, but there can be no assurances that FirstCity can obtain an extension or renewal of these loan facilities on terms that are acceptable to it or agree upon the terms for an extension of these loan facilities.

The following is a summary of FirstCity’s primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital.

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

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP. At September 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

FirstCity has $27.1 million in Euro-denominated debt on the $225.0 million revolving loan facility that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 19 to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP. At September 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

$25.0 Million Subordinated Credit Agreement — BoS(USA), Inc.

FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures in November 2010 and is guaranteed by substantially all of FirstCity’s wholly-owned subsidiaries and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. On March 30, 2009, FirstCity and BoS(USA) entered into an amendment to the $25.0 million subordinated credit agreement to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as provided under GAAP. At September 30, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with BoS(USA).

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

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at September 30, 2009, which was equivalent to $10.7 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At September 30, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

At September 30, 2009, ABL had a $25.0 million revolving loan facility with WFF for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2010 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs.

The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. In February 2009, ABL and WFF entered into an agreement to amend the revolving credit facility by making the following changes to the primary terms and key covenants of the existing loan facility as follows: (i) reduced the maximum outstanding amount of the credit line from $40.0 million to $25.0 million, (ii) provided for the guaranty by FirstCity of all indebtedness under the loan facility up to a maximum of $5.0 million plus enforcement cost; (iii) revised the interest rates applicable to base rate loans; (iv) extended the maturity date to January 31, 2010; (v) reduced the minimum tangible net worth requirement for the fiscal quarter ending March 31, 2009, and for each quarter thereafter to $5.5 million, plus 100% of the positive amounts of ABL’s net income for each fiscal quarter after March 31, 2009; (vi) revised the facility fee of one-quarter of one percent (0.25%) per annum to be charged for non-use of the available maximum credit line to be calculated using $25.0 million as the amount of the maximum credit line on or after February 1, 2009; and (vii) revised the borrowing base for originating loans to be changed to an amount equal to 70% of the net eligible non-guaranteed loans originated by ABL that are borrower originated mixed collateral loans. At September 30, 2009, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFF. On November 2, 2009, ABL and WFF entered into an amendment to the $25.0 million loan agreement, to be effective as of October 30, 2009, which amended certain terms and covenants under the loan facility and is not effective until certain conditions are met, including approval by the SBA. The amendment is described in a Form 8-K filed by the Company on November 10, 2009.

Excluding the term acquisition facilities of the Company’s Acquisition Partnerships and other unconsolidated subsidiaries, as of September 30, 2009, the Company and its consolidated subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $414.1 million and outstanding borrowings of $302.9 million.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries as of October 31, 2009, and the outstanding borrowings under such facilities as of September 30, 2009.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	October 31,	September 30,
	2009	2009	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $225 million revolving loan facility (1)	$225.0	$174.4	LIBOR + 2.0% - 2.50%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

Bank of Scotland $100 million revolving loan facility	$100.0	$61.9	LIBOR + 2.0%	Secured by assets of FH Partners and guaranteed by FirstCity, matures November 2010

BoS(USA) $25 million subordinated credit agreement	$25.0	$17.5	LIBOR + 5.0%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan	$0.5	$0.5	5.0% fixed	Secured by assets of FC Washington and guaranteed by FirstCity, matures May 2011

Participations payable	$1.5	$0.9	9.92% - 23.22% imputed rates	Participation agreements on 10% - 33% of net cash flows received on a portfolio

Banco Santander term loan denominated in Mexican pesos	$10.9	$10.7	Rate based on 28 day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2009, commitment amount 142.2 million MXN

Wells Fargo Foothill, Inc. $25 million revolving loan facility	$25.0	$11.4	Greater of (1) LIBOR + margin or 3.625%, or (2) greater of 7.5% or (i) Wells Fargo prime + 2.625% or (ii) LIBOR + 2.625%	Secured by assets of ABL and guaranteed by FirstCity, matures January 2010

Bank of America term loan	$3.2	$3.2	LIBOR + 2.25%	Secured by assets of consolidated railroad subsidiaries, matures March 2011

Bank of America $1 million revolving loan facility	$1.0	$0.4	Option of Base Rate (greater of prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of consolidated railroad subsidiaries, matures March 2011

Merrill Lynch Mortgage Trust term loan	$7.5	$7.5	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016

B.E.S.V. term loan	$6.4	$6.4	one month Eurobor + 3.5%	Secured by UBN, SA’s beneficial interests in certain entities, matures May 2011

Notes payable to banks	$406.0	$294.8

MCS Trust SA de CV term loan (affiliate note payable)	$8.1	$8.1	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020

Total	$414.1	$302.9

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At September 30, 2009, the Company had approximately $27.1 million outstanding under the Euro-denominated portion of this facility.

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

The Company invests in Portfolio Assets both directly through consolidated subsidiaries and indirectly through equity investments in Acquisition Partnerships. Portfolio Assets consist of investments in pools of non-homogenous assets that predominantly consist of loan and real estate assets. Earnings from these assets are based on the estimated future cash flows from such assets and recorded when those cash flows occur. The underlying loans within these pools bear both fixed and variable rates. Due to the non-performing nature and history of these loans, changes in prevailing benchmark rates (such as the prime rate or LIBOR) could have an effect on the ultimate future cash flow to be realized from the Portfolio Assets.

Loans receivable consist primarily of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and generally bear interest at fixed rates. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions from affiliated entities. Since these loans are predominantly fixed-rate financial instruments, changes in market interest rates could impact the collectibility of these loans.

SBA loans receivable were $17.2 million at September 30, 2009, of which $1.6 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to modify the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the third quarter of 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $302.9 million in debt outstanding at September 30, 2009. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $286.8 million or 94.7% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s annual interest expense by approximately $1.4 million.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe and Latin America (i.e. Mexico, Argentina, Brazil and Chile). The Company’s investments in these regions are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million provides that the Company may borrow up to a maximum amount in Euros that is equivalent to U.S. $50 million. At September 30, 2009, the Company had U.S. $27.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006, the Company acquired a term note with Banco Santander, S.A. At September 30, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $10.7 million. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

A sharp change in the foreign currencies related to the investments in Europe, Latin America and Canada relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of these currencies would result in an estimated decline in the valuation of the Company’s foreign investments and are indicated in the following table, using foreign currency exchange rates as of September 30, 2009. These amounts are estimates; consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

			Estimated decline in
			valuation of investments
			resulting from
			incremental depreciation
	One U.S.		of foreign currency of
	dollar		(dollars in thousands)
	equals		5%	10%

Europe	EUR	0.69	$1,977	$3,786

Mexico	MXN	13.50	$2,086	$4,033

Chile	CLP	555.30	$157	$301

Brazil	BRL	1.79	$19	$37

Argentina	ARS	3.85	$30	$59

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

On September 25, 2009, FirstCity, FCLT Loans Asset Corporation and Tony J. Blair, individually and as representative of a class of former employee beneficiaries, entered into an Agreement and Stipulation of Settlement, subject to Court approval, which provides for the settlement of the pending lawsuit related to the ownership of proceeds from the sale of Prudential stock and dividends interpled by Prudential Financial Inc. The settlement provides for each party to receive one-third of the demutualization proceeds ten days after an order of the trial court approving the settlement is final and non-appealable. Each of the parties to the lawsuit will release the other parties from all claims related to the lawsuit. The demutualization proceeds are being held by JP Morgan Chase Bank, National Association (“JP Morgan”) subject to the resolution of all issues in the lawsuit. According to report of JP Morgan dated as of August 3, 2009, the demutualization proceeds total approximately $18.6 million. Pursuant to the settlement, JP Morgan will hold approximately $250,000 of the funds as a reserve to pay fees, expenses and tax payments. On September 29, 2009, the trial court granted preliminary approval of the terms of the settlement. On October 16, 2009, the trial court entered an amended order which granted preliminary approval of the settlement, set the hearing on the fairness of the settlement on November 12, 2009, and approved the form and content of the notice to class members and the method of providing notice to the class members.  The settlement is subject to notice to the class of the action and final approval by the trial court after hearings on the fairness of the settlement with respect to the class of former employees. If the trial court does not approve the settlement the parties will be restored to their positions in the suit prior to the entry into the Agreement and Stipulation of Settlement.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in our 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
Dated: November 12, 2009

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)