Form 10-K
period 2009-12-31
FIRSTCITY FINANCIAL CORP
filed 2010-03-31
CIK 828678

Use these links to rapidly review the document
FIRSTCITY FINANCIAL CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $37,450,977 based on the closing price of the common stock of $4.41 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at March 25, 2010 was 10,008,824.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates certain information by reference to the earlier filed of (i) an amendment to this Annual Report on Form 10-K or (ii) the definitive proxy statement for the 2010 Annual Meeting of Stockholders.

FIRSTCITY FINANCIAL CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding our expected financial position, future financial performance, overall trends, liquidity and capital needs, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In this context, words such as "anticipates," "believes," "expects," "estimates," "plans," "intends," "could," "should," "will," "may" and similar words or expressions are intended to identify forward-looking statements and are not historical facts.

        These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions that affect our business, operating results and financial condition include, but are not limited to:

  •
  deterioration in the economic or inflationary environment in the United States and local economic conditions in the geographic regions and industries in which we operate that may have an adverse impact on the financial performance of our subsidiaries and affiliates and on our collections, results of operations, revenue and stock price;

  •
  changes in the business practices of credit originators, financial institutions and governmental agencies in terms of selling loan portfolios and other financial assets;

  •
  availability of capital investment opportunities in domestic middle-market companies;

  •
  changes in domestic and foreign government regulations that affect our ability to collect sufficient amounts on our portfolio assets;

  •
  changes in bankruptcy or collection laws that could negatively impact our business segments;

  •
  our ability to employ and retain qualified employees;

  •
  changes in the credit or capital markets that could affect our ability to borrow money or raise capital to purchase and service portfolio assets or invest capital in domestic middle-market companies;

  •
  the degree and nature of competition in the business segments, industries and geographic regions in which we invest and operate;

  •
  the sufficiency of our funds generated from operations, existing cash, available borrowings and available investment capital to finance our current operations;

  •
  our ability to retain, renegotiate or replace our primary credit facility;

  •
  our ability to satisfy covenants related to our debt agreements;

  •
  our ability to project future cash collections and develop critical assumptions and estimates underlying portfolio asset performance;

  •
  our ability to consummate portfolio acquisitions and other investment transactions on acceptable terms and at appropriate prices;

  •
  declining values in the collateral securing our loan portfolios and deterioration in residential and commercial real estate markets may adversely affect our results of operations;

  •
  changes in the performance and creditworthiness of our borrowers and other counterparties may adversely impact our results of operations;

  •
  our ability to manage risks associated with growth and entry into new businesses and foreign markets;

  •
  natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may disrupt the local economies in the geographic regions in which we operate which, in turn, may adversely affect the ability of our borrowers to repay their debts, financial results of our operating subsidiaries and affiliates, and condition of properties that collateralize our loans receivable;

  •
  our ability to utilize all of our estimated net operating loss carryforwards and deferred tax assets;

  •
  adverse fluctuations and volatility in interest rates and equity capital markets may affect our ability to finance our current operations or future investment opportunities;

  •
  our ability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate;

  •
  changes in or interpretation of domestic or foreign tax laws, rules and regulations may adversely affect our results of operations;

  •
  changes in foreign tax, monetary or fiscal policies may adversely affect our foreign investments and operations;

  •
  changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition;

  •
  our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

  •
  the ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition; and

  •
  adverse fluctuations and volatility in foreign currency exchange rates may adversely impact our results of operations and value of foreign investments.

        We are also subject to other risks detailed herein or detailed from time-to-time in our filings with the Securities and Exchange Commission. These listed risks are not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. We operate in continually changing business environments, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

        You are cautioned that our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions, which change over time. Actual results, developments and outcomes may differ materially from those expressed in, or implied by, our forward-looking statements. The forward-looking statements speak only as of the date the statement is made, and we have no obligation to publicly update or revise our forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made.

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to "FirstCity," "the Company," "we," "our" or "us" in this Form 10-K, we mean FirstCity Financial Corporation and subsidiaries (consolidated). The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets, generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

        The Company became a publicly-held institution in July 1995 through its acquisition by merger of First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the U.S. Bankruptcy Code since November 1992. As a result of the merger, the Company's common stock, $.01 par value per share, became publicly held. In addition, as a result of the merger, the Company retained FCBOT's rights to approximately $597 million in net operating loss carryforwards, which the Company uses to offset taxable income generated by the Company and its consolidated subsidiaries.

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

        Although we are operating in a challenging economic environment, both domestically and internationally, our primary objective remains to utilize the skills, experience and expertise of our management and business partners by identifying, evaluating, pricing, acquiring, servicing and resolving Portfolio Assets to maximize ultimate cash collections; and to identify and invest capital in middle-market investment opportunities that align with our overall business strategy. To enhance our position in the specialty financial services industry, FirstCity's business strategies include the following:

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

  •
  Acquire, manage, service and resolve Portfolio Assets in various international markets, either separately or in partnership with others.

  •
  Capitalize on the Company's servicing expertise to enter into new markets with servicing agreements that provide for reimbursement of costs of entry and operations plus an incentive servicing fee after certain economic thresholds are met without requiring substantial equity investments.

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

Portfolio Asset Acquisition and Resolution Business Segment

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires Portfolio Assets, generally at a discount to their legal principal balances or appraised values ("Face Value"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The amounts paid for the Portfolio Assets reflect FirstCity's determination that it is probable the Company will be unable to collect all amounts due according to their underlying contractual terms.

        The Company began operating in the financial services business in 1986 as an acquirer of distressed assets from the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business expanded to become a significant participant in the financial services sector, an industry fueled by challenges experienced throughout the world. Through the years, the Company also began acquiring assets from healthy financial institutions interested in eliminating non-performing assets from their portfolios.

        FirstCity acquires Portfolio Assets for its own account or through investment entities formed with one or more co-investors (each such entity, referred to as an "Acquisition Partnership"). To date, FirstCity and the Acquisition Partnerships have acquired over $11.3 billion in Face Value of Portfolio Assets, with FirstCity's equity investment approximating $880.2 million.

  Industry Overview and Sources of Portfolio Assets

        The purchase and resolution of underperforming and non-performing assets is an expanding industry that is driven by several factors including:

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

        Deteriorating economic conditions in recent years have augmented the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors (generally at a discount) as a means of disposing of non-performing loans or other surplus or non-strategic assets. Financial institutions are also selling underperforming and non-performing assets to improve their regulatory capital positions (pursuant to state and federal regulations, commercial banks and insurance companies are generally required to allocate more regulatory capital to underperforming and non-performing assets). Sales of such assets improve the seller's balance sheet (i.e. asset quality and capital positions), reduce overhead costs, reduce staffing requirements, and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

        More recently, however, marketplace and legislative responses to the continued financial turmoil affecting the global banking systems and financial markets have resulted in a rise in the number of financial institution consolidations and supply constraint caused by the sellers' reluctance to trade distressed assets—which reduces the supply of distressed assets in the marketplace. We believe, however, that as a result of the difficulty in servicing and resolving these underperforming and non-performing assets, and the desire of financial institutions, government entities and other entities to shed these assets for reasons described above, the supply of Portfolio Assets available for purchase will gradually increase over the coming years.

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

        FirstCity seeks to resolve Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by FirstCity or the Acquisition Partnerships, or (iii) foreclosure and sale of the collateral securing the loan.

        FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolio Assets it will evaluate and purchase. FirstCity's willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all states throughout the U.S., and various countries in Europe and Latin America. FirstCity believes that its willingness to acquire non-homogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for non-performing loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has equity interests in European and Latin American servicing companies, and in conjunction with these servicing entities, the Company actively pursues opportunities with the servicing entities' investors to purchase pools of Portfolio Assets in these regions.

        The following table presents selected data for the Portfolio Assets acquired by FirstCity:

Portfolio Assets Acquired

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Face Value	$410,099	$798,079
Total purchase price	$200,590	$89,314
Total invested	$201,681	$89,692
FirstCity invested	$147,654	$72,307
Total number of Portfolio Assets	776	417,207

Portfolio Purchases by Region

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Purchase price
Domestic	$200,590	$64,394
Europe	—	1,823
Latin America	—	23,097

Total	$200,590	$89,314

FirstCity invested
Domestic	$147,654	$64,408
Europe	—	820
Latin America	—	7,079

Total	$147,654	$72,307

        Subsequent to December 31, 2009, the Company was involved in acquiring $14.1 million of Portfolio Assets with a Face Value of approximately $22.3 million—of which FirstCity's investment share was $12.6 million.

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

        FirstCity identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets of Europe and Latin America all include sellers of non-performing assets. In some countries, such as Mexico, the government has taken a very active role in the management and orderly disposition of these types of assets. FirstCity's established presence in Latin America and Europe provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. FirstCity continues to identify partners who have contacts within various foreign markets and/or can assist in locating Portfolio Asset investment opportunities with FirstCity.

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

  Small Business Administration Loans

        In connection with the Company's lending activities relative to U.S. Small Business Administration ("SBA") loan programs, the Company recognizes servicing assets through the sale of originated or purchased loans when servicing rights are retained. The Company generally recognizes and measures at fair value purchased servicing rights and servicing rights obtained from the sale of SBA loans previously originated or purchased. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

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

        Each domestic Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may also take the form of a limited liability company, trust, corporation or other type of legal business structure). FirstCity and an investor typically form a new special-purpose entity that owns the Acquisition Partnership. Generally, for a majority of the domestic Acquisition Partnerships, FirstCity and another investor each have an effective 50% ownership interest in the domestic Acquisition Partnership.

        In foreign markets, FirstCity evaluates the establishment of the Acquisition Partnership ownership structures and in conjunction with its co-investors, performs significant due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. For the European and Latin American Acquisition Partnerships, FirstCity generally has an effective ownership interest in the underlying entities ranging from 10%-50%.

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

        Senior secured acquisition financing by Bank of Scotland plc provides all of the financing for funding of purchase of Portfolio Assets by FH Partners LLC ("FH Partners"), a wholly-owned subsidiary of FirstCity (see "Relationship with Bank of Scotland" below). Purchases of Portfolio Assets by other FirstCity subsidiaries may be financed by senior secured acquisition financing provided by FirstCity or other lenders. Purchases of Portfolio Assets by Acquisition Partnerships may be financed by senior secured acquisition financing provided by FirstCity and/or other investors or secured financing provided by other third party lenders. Senior acquisition financing is obtained at variable interest rates with negotiated spreads to the base rates. The terms of the senior acquisition debt of the Acquisition Partnerships often allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

  Relationships with Other Investors in Acquisition Partnerships

        Cargill, Inc., an international provider of food, agricultural and risk management products and services, and certain of its affiliates, are investors in a majority of our domestic and European Acquisition Partnerships. Cargill, Inc. is generally regarded as one of the world's largest privately-held corporations. Although management believes that our relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. FirstCity is not dependent on Cargill or its affiliates for future liquidity or funding.

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

  Relationship with Bank of Scotland plc

        FirstCity has a significant relationship with Bank of Scotland plc ("Bank of Scotland") and its subsidiaries. Since 1997, Bank of Scotland and certain of its affiliates have provided credit facilities to FirstCity and its subsidiaries.

        Bank of Scotland provides FirstCity and its subsidiaries a loan facility under a revolving credit agreement to finance the senior debt and equity portion of portfolio and asset purchases, provide for the issuance of letters of credit, and for working capital loans. The maximum available commitment under this revolving credit facility was $225.0 million at December 31, 2009. This facility is secured by substantially all of the assets of FirstCity and certain of its subsidiaries, and guaranteed by substantially all of FirstCity's wholly-owned subsidiaries.

        FH Partners has a $100.0 million revolving credit facility with Bank of Scotland to finance portfolio and asset purchases consummated by FH Partners. This facility is secured by all assets of FH Partners and guaranteed by FirstCity and certain of its wholly-owned subsidiaries.

        In addition, FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), Inc. ("BoS(USA)"), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit agreement is guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

        In connection with a previous financing arrangement, FirstCity issued a warrant to BoS(USA) to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. This warrant also entitled BoS(USA) to additional warrants under certain specific situations to retain its ability to own approximately 4.86% of the Company's voting common stock. The warrant expired on December 31, 2009 without being exercised.

        Refer to Notes 2 and 8 of the Company's 2009 consolidated financial statements for additional details and terms underlying the Company's loan facilities with the Bank of Scotland and BoS(USA).

  Business Strategy of Portfolio Asset Acquisition and Resolution Business

        Historically, FirstCity has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. FirstCity continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of FirstCity's business strategy in the portfolio acquisition and resolution business:

  •
  Traditional markets.  FirstCity believes it will continue to invest in Portfolio Assets acquired from financial institutions, governmental agencies and other sellers, either for its own account or through investment entities formed with one or more co-investors.

  •
  Niche markets.  FirstCity believes it will continue to pursue investment opportunities in profitable private market niches. The niche investment opportunities that FirstCity has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, and (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which FirstCity has established relationships, and from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently.

  •
  Foreign markets.  FirstCity believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide an opportunity to achieve attractive risk-adjusted returns. FirstCity has purchased Portfolio Assets in countries in Europe and Latin America, and expects to continue to seek investment opportunities outside of the United States.

  •
  SBA lending.  The Company believes that the ability to acquire and originate SBA loans through its wholly-owned subsidiary, American Business Lending, Inc. (a small business lending company licensed by the U.S. Small Business Administration), provides diversity that creates an attractive growth opportunity within the U.S. market.

Special Situations Platform Business Segment

        FirstCity's entry into its Special Situations Platform business began in 2007 with the formation of FirstCity Denver—a majority-owned subsidiary which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and other business partners by seeking out additional investment opportunities that align with the Company's overall business strategy. In the Special Situations Platform business, FirstCity Denver provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 36 months. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

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

        To date, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $71.1 million. In connection with these investments, FirstCity Denver provided $43.9 million of investment capital to privately-held middle-market companies—$34.3 million in the form of debt investments and $9.6 million as equity investments. Subsequent to December 31, 2009, FirstCity Denver invested an additional $4.6 million in the form of debt investments.

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

  Sources of Investments

        FirstCity Denver has established an extensive referral network comprised of investment bankers, private equity firms, trade organizations, commercial bankers, attorneys, businesses and financial brokers. Our origination efforts include calling on and visiting these contacts and other middle-market intermediaries to generate deal flow. In addition, we maintain an extensive database of middle-market professionals and participants, which enables us to monitor and evaluate the middle-market investing environment. This database is used to help us assess whether we are penetrating our target markets and to accurately track terms and pricing. We expect that our ability to leverage these relationships and transaction information will continue to result in the referral of investment opportunities to us.

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

  Leverage

        FirstCity Denver's investment activities are funded primarily by borrowings made on the Company's $225.0 million revolving credit facility with Bank of Scotland and the $25.0 million subordinated credit agreement with BoS(USA). We intend to continue borrowing under these facilities to finance future capital investments consummated by FirstCity Denver. Refer to Notes 2 and 8 of the Company's 2009 consolidated financial statements for additional details and terms underlying the Company's loan facilities with the Bank of Scotland and BoS(USA).

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

Employees

        The Company had 365 employees as of December 31, 2009, including 97 employees attributable to a radio broadcast equipment manufacturing company that FirstCity Denver acquired on December 11, 2009 (refer to Note 3 of the Company's 2009 consolidated financial statements for additional information on this transaction). The Company had 265 employees at December 31, 2008. FirstCity believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Latin America. Revenues outside of the U.S. are a material part of our business, as they accounted for more than 16% of our consolidated revenues and equity in earnings of subsidiaries for each of the fiscal years ended December 31, 2009 and 2008. See Note 18 of the Company's 2009 consolidated financial statements for summarized information relating to the Company's foreign revenues.

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). We translate the results for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. Since our revenues in foreign operations are denominated in non-U.S. currencies, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains and losses.

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

        Refer to Note 18 of the Company's 2009 consolidated financial statements for financial information on our revenues and assets by geographic area.

Item 1A.    Risk Factors.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 65,000 square feet of office space and 89,000 square feet of manufacturing plant facilities, all of which is leased. The following is a list as of December 31, 2009 of the principal physical properties that are used by our significant business segments.

Location	Purpose	Business Segment
Waco, Texas	Corporate and Servicing Offices	Corporate and Portfolio Asset Acquisition and Resolution
Guadalajara, Mexico	Servicing Offices	Portfolio Asset Acquisition and Resolution
Mexico City, Mexico	Servicing Offices	Portfolio Asset Acquisition and Resolution
Dallas, Texas	Servicing Offices	Portfolio Asset Acquisition and Resolution
Sao Paulo, Brazil	Servicing Offices	Portfolio Asset Acquisition and Resolution
Greenwood Village, Colorado	Servicing Offices	Special Situations Platform
Quincy, Illinois	Office and Manufacturing Facility	Special Situations Platform

        The Company leases its principal executive offices and primary domestic servicing offices under a non-cancellable operating lease, which expires December 31, 2011. All other office and facility leases of the Company and its consolidated subsidiaries expire in various years through 2016. We believe that these facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

Item 3.    Legal Proceedings.

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings which are incidental to the ordinary course of our business. We initiate lawsuits against borrowers and are occasionally countersued by them in such actions. From time to time, other types of lawsuits are brought against us. In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot state with certainty the eventual outcome of any such proceedings. Based on current knowledge, management does not believe that liabilities, if any, arising from any ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company.

  FCLT Litigation

        On January 19, 2005, Prudential Financial, Inc. ("Prudential") filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the "Trust") to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the "Plan") in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. ("FCLT"), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association ("JP Morgan"), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered by the Court providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. JP Morgan filed a third party action naming Timothy J. Blair as a third party defendant with an alleged interest in the demutualization proceeds. On October 1, 2005, the court certified a class represented by Mr. Blair.

        Following various court rulings and mediation proceedings, on September 25, 2009, FirstCity, FCLT and Mr. Blair, individually and as representative of a class of former employee beneficiaries, entered into an Agreement and Stipulation of Settlement, subject to court approval, which provided for the settlement of the pending lawsuit related to the ownership of demutualization proceeds from the sale of Prudential stock and dividends interpled by Prudential. The settlement provided for each party to receive one-third of the demutualization proceeds, which totaled approximately $18.6 million at the time of settlement, net of approximately $0.3 million that JP Morgan will retain to pay fees, expenses and tax payments. On December 22, 2009, the parties reached final settlement and FirstCity received approximately $6.1 million as its share of the settlement proceeds. The final settlement is non-appealable, and each party released the other parties from all claims related to the lawsuit.

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each a wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. Grandview Homes, Inc. was subsequently added as an additional plaintiff. The Plaintiffs' claims relate to alleged breaches by FH Partners and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base which State Bank agreed would be cured if the Plaintiffs pledged additional property to secure the loans. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs additionally seek recovery of statutory penalties and attorney's fees. Plaintiffs additionally assert that FH Partners and FirstCity were aware of State Bank's wrongful conduct and continued to engage in it and that the Plaintiffs were obligated to mitigate their damages. On October 9, 2007, FH Partners filed a collection suit against the Plaintiffs and guarantors to recover the balance of the debt owed under the loans and to realize upon the security interests securing the loans. On September 25, 2009, the Plaintiffs filed a non-suit without prejudice of FH Partners and FirstCity Servicing Corporation in the original suit filed against State Bank and other parties. The claims in the original suit have been raised as counterclaims in the collection suit initiated by FH Partners. Trial has been set in the collection suit for August 2, 2010. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Plaintiffs' wrongdoing and the lack of any evidence of any wrongdoing on the part of FirstCity or FH Partners, management believes that an unfavorable outcome in the lender liability suit seems remote.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol FCFC. The number of holders of record of common stock on March 25, 2010 was approximately 694, as provided by American Stock Transfer and Trust Company, the Company's transfer agent. The following table displays the high and low sales prices for the Company's common stock for the periods indicated:

	2009		2008
	Market Price		Market Price
Quarter Ended	High	Low	High	Low
March 31	$5.92	$0.88	$9.02	$5.55
June 30	5.25	1.94	6.85	3.71
September 30	8.75	4.44	6.85	2.78
December 31	9.00	6.36	5.50	1.75

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

        The following table presents information about our purchases of our common shares during the fiscal quarter ended December 31, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	—	$—	—	—
December	35,363	$7.44	—	—

Total	35,363	$7.44	—	$—

(1)
Represents the acquisition of 35,363 already-owned common shares that were tendered by Company employees to satisfy the prices attributable to stock option exercises under FirstCity's equity compensation plans.

        The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under the Company's equity compensation plans:

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	921,400	$7.10	103,500	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	921,400	$7.10	103,500

(1)
Issuable shares of our common stock available under the Company's 2006 Stock Option and Award Plan.

        At the 2009 annual meeting of FirstCity stockholders held on November 13, 2009, the stockholders approved the 2010 Stock Option and Award Plan. This plan will enable the Company to make stock awards up to a total of 300,000 common shares (net of shares cancelled and forfeited) in various forms and combinations including stock options, performance shares and restricted stock. The 2010 Stock Option and Award Plan will become effective on April 1, 2010 (i.e. the shares were not available for issuance at December 31, 2009).

Item 6.    Selected Financial Data.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

        FirstCity is a financial services company that engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

        The declines in global economic conditions that began in 2008 continued through 2009. Despite the challenging economic environment, FirstCity recorded net income of $18.7 million, or $1.83 per diluted share, in 2009 (compared to a net loss of $46.7 million, or ($4.55) per diluted share, in 2008). Revenue streams generated by the Company's earning assets and servicing platform positively impacted earnings in 2009—as revenues increased to $79.8 million in 2009 compared to $45.2 million in 2008. The Company's revenues in 2009 included $53.8 million of gains and income from Portfolio Assets; $7.1 million of interest income and gains from loans receivable; and $3.1 million of revenue attributable to our majority-owned railroad operations. The Company's net earnings increase for the fiscal year ended 2009 compared to the fiscal year ended 2008 was also positively impacted by a $15.1 million decrease in net impairment provisions; a $2.3 million increase in foreign currency transaction gains; an $18.0 million decrease in income tax expense; and $6.1 million of other income recorded by FirstCity in the fourth quarter of 2009 in connection with the settlement of a lawsuit (refer to Note 21 of our 2009 consolidated financial statements).

        Components of FirstCity's results of operations for the fiscal years ended 2009 and 2008 are detailed below (dollars in thousands, except per share data):

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$18,260	$(21,834)
Special Situations Platform	1,756	1,888

Operating contribution (loss)	20,016	(19,946)
Corporate overhead	(1,272)	(26,729)

Net earnings (loss) attributable to FirstCity	$18,744	$(46,675)

Diluted earnings (loss) per common share	$1.83	$(4.55)

        In 2009, the Company was involved in acquiring $200.6 million of Portfolio Assets with a Face Value of approximately $410.1 million—of which FirstCity's investment share was $147.7 million (all in the United States). In addition to its Portfolio Asset acquisitions in 2009, FirstCity invested $21.6 million in the form of SBA loan originations and advances; $11.2 million the form of equity investments (European Acquisition Partnerships); and $1.1 million of other investments. FirstCity was also involved in $20.0 million of debt and equity investments in 2009 under its Special Situations Platform ("FirstCity Denver")—of which FirstCity's investment share was $12.4 million. FirstCity's total investment level in 2009 was $193.9 million compared to $125.2 million in 2008. Subsequent to December 31, 2009, the Company was involved in acquiring $14.1 million of Portfolio Assets with a face value of approximately $22.3 million (of which FirstCity's investment share was $12.6 million) and invested $10.9 million in the form of debt and equity investments.

        At December 31, 2009, the carrying value of FirstCity's earning assets (primarily Portfolio Assets, equity investments, loans receivable, and entity-level earning assets) approximated $366.2 million—compared to $296.3 million a year ago. The global distribution of FirstCity's earning assets (at carrying value) at December 31, 2009 included $267.1 million in the United States; $57.9 million in Europe; and $41.2 million in Latin America.

  Net Impairment Provisions

        The Company incurred $10.8 million of net impairment provisions in 2009 (including $5.5 million in the fourth quarter of 2009)—comprised of $5.3 million of net provisions recorded to our consolidated loans and portfolios, and $5.5 million as our share of net impairment provisions recorded to loans and portfolios held in our unconsolidated Acquisition Partnerships. The global distribution of the $10.8 million net impairment provisions recorded by the Company in 2009 includes $9.3 million in the United States, $1.0 million in Latin America, and $0.5 million in Europe. These impairment provisions were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and portfolios. The impairment provisions were identified in connection with management's quarterly evaluation of the collectability of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments—which in turn could lead to rising loan defaults and foreclosures on loan collateral. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

  Foreign Currency Transaction Gains

        The combined impact of foreign currency transactions from the Company's consolidated and unconsolidated foreign operations resulted in a $47,000 foreign currency transaction gain in 2009 (compared to a combined impact of a $2.2 million foreign currency transaction loss in 2008). It remains unclear what impact that weakened global economic conditions will have on our financial holdings and investments from our European and Latin American operations. As such, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses in the future.

  Management's Outlook

        Despite substantial losses reported in the financial services sector over the past two years and continued weaknesses in U.S. and global economies and financial markets, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity's ability to expand its business, and that distressed asset acquisition and middle-market transaction opportunities at attractive prices and returns are available. As mentioned above, FirstCity's investment level increased to $193.9 million in 2009 from $125.2 million in 2008—comprising a $68.7 million increase. In addition, subsequent to December 31, 2009, the Company has been involved in acquiring $14.1 million of Portfolio Assets with a Face Value of approximately $22.3 million (of which FirstCity's investment share was $12.6 million) and invested $10.9 million in the form of debt and equity investments.

        On and effective March 26, 2010, FirstCity entered into amendments to its existing loan facilities with Bank of Scotland and BoS(USA) (collectively, "Bank of Scotland") that extended the maturity dates of the debt outstanding under these loan agreements to April 1, 2011. The credit amendments did not change the other primary terms and covenants of these loan facilities.

        FirstCity is very cognizant of the current terms of its primary credit facilities, as amended, with Bank of Scotland and the distressed condition of the U.S. financial markets that currently presents challenges for businesses in accessing liquidity. As such, FirstCity and Bank of Scotland continue negotiations relating to a long-term restructuring agreement that would, among other things, extend the maturity date of this debt beyond April 1, 2011. The Company is in the process of negotiating a 3-year term loan that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facilities are realized. It is anticipated that the term loan would allow the Company to use its current liquidity and certain levels of cash flow to fund its overhead expenses and future investments. FirstCity will continue to actively pursue alternative funding sources with other parties to provide equity and/or debt financing to support the Company's future investment activities. There can be no assurances that FirstCity will close on a long-term restructuring agreement with Bank of Scotland for its loan facilities on terms that are acceptable to the Company, or that FirstCity will be able to obtain alternative sources of funding on acceptable terms, if at all.

Results of Operations

        As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company's financial results are impacted by many factors including, but not limited to, general economic conditions; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, prices and terms for Portfolio Assets, middle-market transactions and other investments in all of the Company's businesses. The Company's business and results of operations are also impacted by the availability of financing with terms acceptable to the Company, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net earnings to common stockholders totaled $18.7 million in 2009 compared to net losses of $46.7 million in 2008. On a per share basis, diluted net earnings to common stockholders were $1.83 in 2009 compared to diluted net losses per common share of ($4.55) in 2008.

Portfolio Asset Acquisition and Resolution Business Segment

        The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in $18.3 million of operating income in 2009 compared to $21.8 million of operating losses in 2008. FirstCity was involved in acquiring $200.6 million of Portfolio Assets in 2009 with an approximate Face Value of $410.1 million, compared to its involvement in acquiring $89.3 million of Portfolio Assets in 2008 with an approximate Face Value of $798.1 million. In 2009, FirstCity's investment share in Portfolio Asset acquisitions was $147.7 million—with $144.7 million of investment acquired through consolidated Portfolios and $3.0 million of investment acquired through Acquisition Partnerships. In 2008, FirstCity's investment share in Portfolio Asset acquisitions was $72.3 million—which was comprised of $70.2 million of investment acquired through consolidated Portfolios and $2.1 million of investment acquired through Acquisition Partnerships. In 2009, FirstCity invested an additional $33.9 million in the form of SBA loan originations and advances, direct equity investments, and other loan investments—compared to $33.0 million of such additional investments in 2008.

        The following is a summary of the results of operations for the Company's Portfolio Asset Acquisition and Resolution business segment for 2009 and 2008:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$9,130	$10,813
Income from Portfolio Assets	53,835	20,779
Gain on sale of SBA loans held for sale, net	1,327	227
Interest income from SBA loans	1,251	1,606
Interest income from loans receivable—affiliates	2,053	1,271
Interest income from loans receivable—other	414	696
Other income	3,750	3,010

Total revenues	71,760	38,402

Expenses:
Interest and fees on notes payable	13,639	15,816
Salaries and benefits	14,794	14,870
Provision for loan and impairment losses	4,232	17,173
Asset-level expenses	5,944	5,433
Occupancy, data processing and other	7,395	6,499

Total expenses	46,004	59,791

Equity in net loss of unconsolidated subsidiaries	(1,204)	(724)
Gain on business combinations	1,455	—
Net (income) loss attributable to noncontrolling interests	(5,173)	386

Operating contribution (loss) before direct taxes	$20,834	$(21,727)

Operating contribution (loss), net of direct taxes	$18,260	$(21,834)

        Servicing fee revenues.    Servicing fee revenues decreased to $9.1 million in 2009 from $10.8 million in 2008. Servicing fees from domestic Acquisition Partnerships totaled $2.3 million in 2009 compared to $2.4 million in 2008, while servicing fees from Latin American Acquisition Partnerships totaled $6.9 million in 2009 compared to $8.4 million in 2008. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The slight decline in servicing fees from domestic Acquisition Partnerships for 2009 in comparison to 2008 is attributable to a modest decline in domestic Portfolio Asset collections to $30.1 million from $33.6 million for the respective periods. The decline in servicing fees from Latin American Acquisition Partnerships for 2009 in comparison to 2008 is attributable primarily to foreign currency exchange rate fluctuations during the respective periods that the fees were recorded.

        Income from Portfolio Assets.    Income from Portfolio Assets increased significantly to $53.8 million in 2009 compared to $20.8 million in 2008. FirstCity's average investment in consolidated Portfolio Assets increased significantly to $202.3 million for 2009 from $127.1 million for 2008. The large increase in income from Portfolio Assets is attributed primarily to an increase in consolidated collections to $177.6 million in 2009 compared to $62.9 million in 2008 (due to FirstCity's increased holdings in consolidated Portfolio Assets); and additional interest accretion recorded by the Company in 2009 as a result of its increased investment level in loan Portfolio Assets. Refer to Note 4 of the Company's 2009 consolidated financial statements for a summary of income from Portfolio Assets.

        Gain on sale of SBA loans held for sale.    The Company recorded $1.3 million of gains on the sales of SBA loans in 2009 with a $22.5 million net basis in the loans sold, compared to $0.2 million of gains recorded in 2008 with a $5.1 million net basis in the loans sold. Gains on SBA loan sales reflect the Company's participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. The increased activity in 2009 is attributable to the return of investor demand for SBA loans as a result of certain federal government programs and initiatives that were implemented during the past year.

        Interest income from SBA loans.    Interest income from SBA loans decreased slightly to $1.3 million in 2009 compared to $1.6 million in 2008. Even though FirstCity's average investment in SBA loans increased to $20.2 million for 2009 from $16.4 million for 2008, the decline in interest income is attributable to a steady decline in market interest rates over the past two years (the Company's SBA loans are priced at variable market interest rates).

        Interest income from loans receivable—affiliates.    Interest income from loans receivable—affiliates increased to $2.1 million for 2009 compared to $1.3 million for 2008. The increased income is attributed to FirstCity's average investment in loans receivable—affiliates growing to $13.9 million for 2009 from $8.5 million for 2008.

        Interest income from loans receivable—other.    Interest income from loans receivable—other decreased to $0.4 million for 2009 from $0.7 million for 2008. The decline in interest income in 2009 compared to 2008 is attributable to FirstCity's increased holdings in 2009 of such loans accounted for under the cost recovery method of accounting (i.e. non-accrual method). FirstCity's average investment in loans receivable—other was $6.7 million in 2009, including $3.1 million of such loans accounted for under the cost recovery method. FirstCity's average investment in loans receivable—other was $5.6 million in 2008.

        Other income.    Other income for 2009 increased by $0.7 million in comparison to 2008 primarily due to $0.3 million of additional interest income recorded in 2009 on the Company's investment security (purchased in October 2008), and $0.6 million of additional due diligence income recorded in 2009 compared to 2008 (attributable to increased bidding and investment activity in 2009 compared to 2008).

        Expenses.    Operating expenses approximated $46.0 million in 2009 compared to $59.8 million in 2008. The following is a discussion of the major components of operating expenses:

        Interest and fees on notes payable totaled $13.6 million and $15.8 million in 2009 and 2008, respectively. FirstCity's average outstanding debt increased to $284.6 million for 2009 from $201.9 million for 2008—primarily to finance its increased investment activity and to provide working capital to support future growth. However, the Company's average cost of borrowings decreased to 4.8% in 2009 compared to 7.8% in 2008 due to a decline in market interest rates.

        Salaries and benefits remained relatively constant at $14.8 million in 2009 compared to $14.9 million in 2008. The total number of personnel within the Portfolio Asset Acquisition and Resolution business segment was 210 and 214 at December 31, 2009 and 2008, respectively.

        Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable totaled $4.2 million in 2009 (including $3.0 million of net impairment provisions in the fourth quarter of 2009) compared to $17.2 million in 2008. The significant provisions recorded in 2008 derived from the then-developing adverse effects of the global economic crisis, resulting in net impairment provisions of $14.1 million recorded to the Company's consolidated domestic loans; and $3.0 million of provisions recorded to domestic real estate properties. The $4.2 million of net impairment provisions in 2009 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and Portfolios, which were comprised of $2.3 million recorded to our consolidated loans; and $1.9 million recorded to real estate properties. The global distribution of the $4.2 million of net impairment provisions in 2009 includes $7.3 million in the United States; $0.1 million in Latin America; and $3.2 million of net provision reversals in Europe. The impairment provisions were identified in connection with management's quarterly evaluation of the collectability of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

        Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $5.9 million in 2009 from $5.4 million in 2008. The increase is attributed primarily to the Company's increased holdings in consolidated Portfolio Assets (the Company's average investment in consolidated Portfolio Assets totaled $202.3 million for 2009 compared to $127.1 million for 2008).

        Occupancy, data processing and other expenses increased to $7.4 million for 2009 from $6.5 million in 2008. The increase is attributable primarily to additional amounts of foreign currency exchange losses and third-party sub-servicing costs incurred on certain of our consolidated Portfolio Assets in 2009 compared to 2008.

        Equity in earnings (loss) of unconsolidated subsidiaries.    Equity in losses of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) increased to $1.2 million in losses for 2009 compared to $0.7 million in losses for 2008. Equity in losses of unconsolidated Acquisition Partnerships decreased to $0.2 million in losses for 2009 from $1.0 million in earnings for 2008, and equity in losses of unconsolidated servicing entities decreased to $1.0 million in losses for 2009 compared to $1.7 million in losses for 2008. The following is a discussion of equity in earnings (loss) from FirstCity's Acquisition Partnerships by geographic region. Refer to Note 6 of the Company's 2009 consolidated financial statements for a summary of revenues, earnings and equity in earnings (loss) of FirstCity's equity investments by region.

  •
  Domestic—Total revenues reported by domestic Acquisition Partnerships decreased to $9.6 million in 2009 from $10.9 million in 2008. However, total net earnings reported by domestic partnerships increased to $2.8 million in earnings for 2009 compared to a $3.5 million loss in 2008. The decline in total revenues in 2009 compared to 2008 is attributable primarily to a decline in Portfolio Assets (i.e. earning assets) held by domestic Acquisition Partnerships to $51.9 million at December 31, 2009 from $58.7 million at December 31, 2008 (which resulted in a decline in collections to $30.1 million in 2009 from $33.6 million in 2008). However, the negative impact to net earnings as a result of these factors was more-than offset by a $4.3 million decline in net provisions and a $1.3 million decline in property protection expenses in 2009 compared to 2008. The collective activity described above translated to an increase in FirstCity's share of domestic partnership earnings to $1.2 million in earnings for 2009 (including $1.0 million in the fourth quarter of 2009) compared to $1.9 million in losses for 2008.

    FirstCity's average investment in domestic Acquisition Partnerships decreased to $13.8 million in 2009 from $20.7 million in 2008. As a result, FirstCity's share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity's domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity-method investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to offset the decline in equity in earnings from the domestic partnerships.

  •
  Latin America—Total revenues reported by Latin American Acquisition Partnerships significantly decreased to $11.9 million in 2009 from $36.1 million in 2008. However, Latin American partnerships reported a smaller net loss of $6.2 million in 2009 compared to a net loss of $19.5 million in 2008. Total collections from Latin American partnerships significantly decreased to $26.3 million in 2009 from $65.1 million in 2008—which contributed to the decline in total partnership revenues in 2009 compared to 2008; and the drop in collections in 2009 contributed to the net loss reported by the partnerships in 2009. The negative impact of these factors to the total net losses reported by the Latin American Acquisition Partnerships was offset partially by the following: (1) decrease in net impairment provisions to $4.8 million in 2009 compared to $8.0 million in 2008; (2) foreign currency exchange gains of $3.2 million in 2009 compared to foreign currency exchange losses of $14.5 million in 2008—a $17.7 million positive impact; (3) decrease in servicing fees expense to $8.1 million in 2009 compared to $14.9 million in 2008; and (4) decrease in interest expense to $2.4 million in 2009 from $5.3 million in 2008. The collective activity described above translated to a favorable decline in FirstCity's share of losses in Latin American partnerships to $0.8 million in losses for 2009 (including $0.4 million in the fourth quarter of 2009) compared to $2.2 million in losses for 2008.

    FirstCity's average investment in Latin American Acquisition Partnerships decreased to $17.8 million for 2009 from $22.8 million for 2008—which contributed to a decline in FirstCity's share of Latin American partnership revenues as discussed above. Since a majority of FirstCity's portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity-method investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to offset the decline in Latin American partnerships revenues.

  •
  Europe—Total revenues reported by European Acquisition Partnerships decreased to $16.5 million in 2009 from $41.2 million in 2008. In addition, total net earnings reported by European partnerships decreased to a $1.6 million loss for 2009 compared to $18.6 million in earnings for 2008. The decrease in total partnership net earnings reported by European partnerships was attributed primarily to (1) decrease in collections to $30.7 million in 2009 compared to $62.1 million in 2008; and (2) increase in net impairment provisions to $11.0 million in 2009 (including $5.3 million in the fourth quarter of 2009) compared to $6.6 million in 2008. The negative impact of these factors to the total net earnings reported by the European Acquisition Partnerships was offset partially by the following: (1) decrease in interest expense to $1.6 million in 2009 from $3.4 million in 2008; (2) decrease in servicing fees expense to $2.2 million in 2009 from $6.8 million in 2008; and (3) a $1.4 million decrease in property protection costs and a $1.7 million decrease in legal and accounting costs in 2009 compared to 2008. The collective activity described above translated to a decrease in FirstCity's share of European partnership earnings to $0.6 million in losses for 2009 (including $1.3 million of losses in the fourth quarter of 2009) from $5.1 million in earnings for 2008.

    FirstCity's average investment in European Acquisition Partnerships decreased to $12.3 million for 2009 from $26.3 million for 2008—which contributed to a decline in FirstCity's share of European partnership revenues as discussed above. Since a majority of FirstCity's portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, and in light of FirstCity's step-acquisition transactions and resulting consolidations of UBN (former unconsolidated European Acquisition Partnership) in September 2008 and sixteen French entities (former unconsolidated European

    Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolios to offset the decline in European partnerships revenues.

        Gain on business combinations.    In 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company's previously-held noncontrolling interests in the French entities were remeasured to fair value on the acquisition date (May 2009)—which resulted in the Company's recognition of the $1.5 million gain. Refer to Note 3 of the Company's 2009 consolidated financial statements for additional information on this transaction.

        Net income attributable to noncontrolling interests.    The amount of net income attributable to noncontrolling interests increased to $5.2 million for 2009 from a net loss of $0.4 million for 2008. The increase is attributed primarily to a rise in net earnings from co-investments in portfolio purchases with other investors through consolidated subsidiaries in 2009 compared to 2008. The Company's carrying value of noncontrolling interests on its consolidated balance sheets, which represents the equity in consolidated subsidiaries not attributable to FirstCity, increased to $47.6 million at December 31, 2009 from $15.6 million at December 31, 2008.

Special Situations Platform Business Segment

        The operating contribution from the Special Situations Platform business segment ("FirstCity Denver") totaled $1.8 million in 2009 compared to $1.9 million in 2008. In 2009, FirstCity Denver was involved in domestic middle-market transactions with total investment values approximating $20.1 million. In connection with these 2009 investments, FirstCity Denver provided $12.4 million of investment capital to privately-held middle-market companies—comprised of $12.0 million in the form of debt and $0.4 million as equity. In 2008, FirstCity Denver was involved in middle-market transactions with total investment values approximating $28.8 million. In connection with these 2008 investments, FirstCity Denver provided $19.9 million of investment capital to privately-held middle-market companies—comprised of $16.6 million in the form of debt and $3.3 million as equity.

        The following is summary of the results of operations for the Company's Special Situations Platform business segment for 2009 and 2008:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$2,102	$2,280
Revenue from railroad operations	3,121	3,309
Revenue from manufacturing operations, net	540	—
Other income	1,920	819

Total revenues	7,683	6,408

Expenses—Railroad Operations:
Interest and fees on notes payable	150	154
Salaries and benefits	1,019	1,031
Other	1,088	1,245

Total railroad expenses	2,257	2,430

Expenses—Manufacturing Operations:
Salaries and benefits	195	—
Other	274	—

Total manufacturing expenses	469	—

Expenses—Other:
Interest and fees on notes payable	464	275
Salaries and benefits	1,032	853
Provision for loan and impairment losses	1,034	581
Other	1,917	1,082

Total other expenses	4,447	2,791

Total expenses	7,173	5,221

Equity in net earnings of unconsolidated subsidiaries	940	952
Gain on business combination	810	—
Net income attributable to noncontrolling interests	(386)	(145)

Operating contribution before direct taxes	$1,874	$1,994

Operating contribution, net of direct taxes	$1,756	$1,888

        Interest income from loans receivable.    Interest income from loans receivable decreased to $2.1 million in 2009 from $2.3 million in 2008. The slight decline in interest income in 2009 compared to 2008 is attributable to FirstCity Denver's increased holdings in 2009 of such loans accounted for under the cost recovery method of accounting (i.e. non-accrual method). FirstCity Denver's average investment in loans receivable was $20.0 million for 2009, including $2.5 million of such loans accounted for under the cost recovery method. For 2008, FirstCity Denver's average investment in loans receivable was $15.1 million.

        Revenue from railroad operations.    Revenue from railroad operations represents revenue generated by FirstCity Denver's majority-owned domestic railroad company that was acquired in August 2007.

Revenue from railroad operations of $3.1 million for 2009 remained relatively constant in comparison to $3.3 million for 2008.

        Revenue from manufacturing operations, net.    Revenue from manufacturing operations in 2009 represents the net revenues generated by FirstCity Denver's majority-owned radio broadcast equipment manufacturing company that it acquired on December 11, 2009. This business's results of operations are recognized in FirstCity's consolidated results of operations for the period December 11, 2009 (acquisition date) to December 31, 2009. Refer to Note 3 of the Company's 2009 consolidated financial statements for additional information on this transaction.

        Other income.    Other income for 2009 increased by $1.1 million in comparison to 2008 primarily due to $1.2 million of gains recognized by FirstCity Denver's majority-owned railroad operation in 2009 in connection with a property and equipment sales.

        Expenses—Railroad Operations.    Total 2009 expenses attributable to FirstCity Denver's majority-owned railroad operations remained relatively constant in comparison to 2008.

        Expenses—Other.    Expenses—Other in 2009 increased by $1.7 million in comparison to 2008 primarily due to $0.5 million of additional net impairment provisions recorded in 2009 on a middle-market company debt investment. The impairment provision was identified in connection with management's regular evaluation of the collectibility of the FirstCity Denver's loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and estimates that are susceptible to significant revision as more information becomes available. Other expenses for 2009 increased by $0.8 million in comparison to 2008 primarily due to additional operating expenses incurred in 2009 in connection with FirstCity Denver's consolidated investments in a real estate property (acquired in June 2008) and a radio broadcast equipment manufacturing company (acquired in December 2009; see discussion above).

        Equity in net earnings of unconsolidated subsidiaries.    Equity in net earnings of unconsolidated subsidiaries totaled $0.9 million in 2009 and $1.0 million in 2008—which is comprised primarily of FirstCity Denver's equity earnings in its equity-method investments in a coal mine operation (for 2008 and 2009) and ceramic-ware manufacturing entity (for 2009 only). In 2009, FirstCity Denver's equity in earnings attributable to the coal mine's operating income approximated $2.4 million; however, FirstCity Denver's share of net earnings in the coal mine was offset partially by its share ($1.1 million) of a one-time charge incurred by the coal mine company in 2009 to relinquish its future reclamation liability. FirstCity Denver's share of net earnings in the ceramic-ware manufacturing entity was $0.2 million in 2009. Equity in net earnings for 2008 is attributable to FirstCity Denver's share of net earnings from its equity-method investment in the coal mine operation.

        Gain on business combinations.    In December 2009, the Company acquired an 87.45% equity interest in a business involved in the radio broadcast equipment industry. The fair value of the acquired net assets of the business exceeded FirstCity Denver's purchase price by $0.8 million—which was recognized as a bargain purchase gain under business combination accounting standards. Refer to Note 3 of the Company's 2009 consolidated financial statements for additional information on this transaction.

Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset Acquisition and Resolution or the Special Situations Platform business segments discussed above.

        Income from lawsuit settlement.    In December 2009, FirstCity recorded $6.1 million of other income in connection with the settlement of a lawsuit. Refer to Note 21 of our 2009 consolidated financial statements for additional information.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding income tax expense) increased to $7.9 million in 2009 from $6.7 million in 2008, primarily due to $1.1 million of additional salaries and benefits expense in 2009 compared to 2008.

        Income taxes.    Provision for income taxes was $2.2 million in 2009 compared to $20.2 million in 2008. Income tax expense in 2009 included $1.9 million of foreign income tax expense from the Company's investments and operations in Europe (attributable primarily to an increase in consolidated income in 2009 compared to 2008 from consolidated European entities as a result of the Company's equity acquisitions in such entities—see Note 3 of the Company's 2009 consolidated financial statements). Income tax expense in 2008 includes a $20.1 million deferred tax expense recorded in connection with a full valuation allowance established by the Company for its deferred tax asset. The valuation allowance was established due to the lack of objectively verifiable evidence regarding the realization of our deferred tax asset in the foreseeable future. Refer to Note 13 of the Company's 2009 consolidated financial statements for additional information on income taxes.

Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment

        Revenues with respect to the Company's Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in the Acquisition Partnerships. The Company also records equity in earnings of non-consolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

        In 2009, the Company invested $147.7 million in consolidated and unconsolidated Portfolio Assets acquired through Acquisition Partnerships and subsidiaries. Portfolio Asset acquisitions by the Company over the last five years are summarized as follows:

	Purchase Price	FirstCity Investment
	(Dollars in thousands)
1st Quarter	$70,238	$64,907
2nd Quarter	67,085	48,559
3rd Quarter	48,659	21,000
4th Quarter	14,608	13,188

Total 2009	200,590	147,654
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405

        Subsequent to December 31, 2009, the Company was involved in acquiring $14.1 million of Portfolio Assets with a Face Value of approximately $22.3 million—of which FirstCity's investment share was $12.6 million.

        The table below provides a summary of our loan Portfolio Assets as of December 31, 2009 and 2008, respectively. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Loan and Loan Pool Type
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$138,485	$87,701
Business assets	26,983	19,689
Other	3,906	1,078
Latin America	10,545	11,141
Europe	13,001	5,499
UBN loan portfolio:
Non-performing loans	60,929	62,208
Performing loans	1,555	1,705
Other	8,367	8,481

Outstanding balance	263,771	197,502
Allowance for loan losses	(65,825)	(76,365)

Carrying amount, net	$197,946	$121,137

        The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Latin America	Europe	UBN	Other	Total
Beginning Balance, January 1, 2009	$10,440	$2,811	$538	$120	$—	$62,150	$306	$76,365
Provisions	4,191	902	191	113	127	—	97	5,621
Recoveries	(152)	(236)	(5)	—	—	(3,367)	(16)	(3,776)
Charge offs	(8,565)	(3,083)	(334)	(138)	—	(3,587)	(112)	(15,819)
Translation adjustments	—	—	—	5	1	3,428	—	3,434

Ending Balance, December 31, 2009	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825

        Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company's levels of such loans and loan pools accounted for on a non-accrual method of accounting (cost-recovery or cash basis) increased to $138.4 million at December 31, 2009 from $28.9 million at December 31, 2008. Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the Company's 2009 consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company's Purchased Credit-Impaired Loans by income-recognition method as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit-Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Real Estate	Total
United States	$42,385	$5,323	$42,125	$78,165	$2,770	$—	$26,438	$197,206
France	—	1,555	—	7,648	—	2,305	—	11,508
Germany	5,225	—	—	—	—	—	—	5,225
Mexico	—	—	—	10,445	—	—	—	10,445

Total	$47,610	$6,878	$42,125	$96,258	$2,770	$2,305	$26,438	$224,384

	December 31, 2008
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit-Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Real Estate	Total
United States	$76,795	$4,839	$—	$17,884	$3,336	$—	$27,076	$129,930
France	—	1,705	—	—	—	58	—	1,763
Germany	5,499	—	—	—	—	—	—	5,499
Mexico	—	—	—	11,021	—	—	—	11,021

Total	$82,294	$6,544	$—	$28,905	$3,336	$58	$27,076	$148,213

Middle-Market Company Capital Investments—Special Situations Platform Business Segment

        Revenues with respect to the Company's Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of non-consolidated investments accounted for under the equity-method of accounting.

        In 2009, FirstCity Denver was involved in middle-market capital transactions with total investment values approximating $20.1 million. Investments by FirstCity Denver since its inception in April 2007 are summarized below:

		First City Denver's Investment
	Total Investment
(Dollars in thousands)		Debt	Equity	Total
Total 2009	$20,058	$12,023	$392	$12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

        Subsequent to December 31, 2009, FirstCity Denver has invested $4.6 million in the form of a debt investment to a domestic middle-market privately-held business.

Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to entities formed to acquire Portfolios ("Acquisition Partnerships"), capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings.

        Cash generated from our operations and investments is dependent primarily upon our ability to collect on our consolidated Portfolio Assets (and Portfolio Assets in our Acquisition Partnerships) and loan investments. Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors, could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments through our credit facility commitments with our external lenders.

        We believe that funds generated from collections from consolidated loan and real estate portfolios, loans receivable and other investments; fees generated from servicing assets; equity distributions from existing Acquisition Partnerships and other equity investments; and sales of guaranteed portions of existing and originated SBA loans—together with existing cash and available borrowings under our existing credit agreements—will be sufficient to finance our current operations and support our growth during the next 12 months.

        On and effective March 26, 2010, FirstCity entered into amendments to its existing loan facilities with Bank of Scotland and BoS(USA) (collectively, "Bank of Scotland") that extended the maturity dates of the debt outstanding under these loan agreements to April 1, 2011. The credit amendments did not change the other primary terms and covenants of these loan facilities.

        FirstCity is very cognizant of the current terms of its primary credit facilities, as amended, with Bank of Scotland and the distressed condition of the U.S. financial markets that currently presents challenges for businesses in accessing liquidity. As such, FirstCity and Bank of Scotland continue negotiations relating to a long-term restructuring agreement that would, among other things, extend the maturity date of this debt beyond April 1, 2011. The Company is in the process of negotiating a 3-year term loan that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facilities are realized. It is anticipated that the term loan would allow the Company to use its current liquidity and certain levels of cash flow to fund its overhead expenses and future investments. FirstCity will continue to actively pursue alternative funding sources with other parties to provide equity and/or debt financing to support the Company's future investment activities. There can be no assurances that FirstCity will close on a long-term restructuring agreement with Bank of Scotland for its loan facilities on terms that are acceptable to the Company, or that FirstCity will be able to obtain alternative sources of funding on acceptable terms, if at all.

  Consolidated Statements of Cash Flows

        Our operating activities provided cash of $2.8 million and used cash of $21.9 million for the years ended December 31, 2009 and 2008, respectively. Net cash provided by operations in 2009 was attributable primarily to $24.3 million of net earnings; $23.8 million of proceeds from sales of SBA loans held for sale; $16.8 million of proceeds applied to income from Portfolio Assets; $7.4 million increase in other liabilities; and $9.4 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses—offset partially by $17.8 million of net principal advances on SBA loans held for sale; $53.8 million of income accretion and gains on Portfolio Assets; and $4.5 million of gains attributable to SBA loan sales, property sales and business combination transactions. In 2008, net cash used in operations was attributable primarily to a net loss of $46.9 million; $20.8 million of income accretion and gains on Portfolio Assets; and $9.6 million of net principal advances on SBA loans held for sale—offset partially by $5.3 million of proceeds from sales of SBA loans held for sale; $14.0 million of proceeds applied to income from Portfolio Assets; and $41.5 million of non-cash add-backs related to provisions for loan and impairment losses ($17.8 million), deferred income tax expense ($20.1 million), an depreciation and amortization ($3.6 million). The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

        Our investing activities used cash of $21.9 million in 2009 and $47.9 million in 2008. Net cash used in 2009 for investing activities was attributable primarily to Portfolio Asset purchases of $25.6 million (net of principal collections); $8.6 million paid for business combinations; $2.6 million of property and equipment purchases; and $5.7 million of contributions to unconsolidated subsidiaries—offset partially by $1.9 million of net principal collections on loan investments; $12.9 million of distributions from unconsolidated subsidiaries; $4.5 million of principal payments on an investment security; and $1.4 million of proceeds from sales of property. Net cash used in 2008 for investing activities was attributable primarily to Portfolio Asset purchases of $29.5 million (net of principal collections); $29.8 million of net principal advances on loan investments; $3.1 million of contributions to unconsolidated subsidiaries; $6.5 million disbursed to purchase an investment security; and $1.6 million of property and equipment purchases—offset partially by $21.6 million of distributions from unconsolidated subsidiaries and $1.3 million of principal payments on an investment security. The remaining changes in all periods were due primarily to net changes in other accounts related to our investing activities.

        Our financing activities provided cash of $80.1 million in 2009 and $68.5 million in 2008. In 2009, net cash provided by financing activities was attributable primarily to $59.3 million of net borrowings to finance our Portfolio Asset acquisitions and other investments and to provide working capital to support future growth; and $42.6 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries—offset partially by $19.3 million of cash distributions to noncontrolling interests and $2.8 million of cash paid to acquire additional equity in noncontrolling interests. In 2008, net cash provided by financing activities was attributable primarily to $69.7 million of net borrowings to finance our Portfolio Asset acquisitions and other investments; and $4.8 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries—offset partially by $4.9 million of common stock repurchases and $1.1 million of cash distributions to noncontrolling interests. The remaining changes in all periods were due primarily to net changes in other accounts related to our financing activities.

        Cash paid for interest expense approximated $9.8 million and $12.9 million in 2009 and 2008, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity's average outstanding debt increased to $295.6 million for 2009 from $208.8 million for 2008, while the average cost of borrowings decreased to 4.8% in 2009 compared to 7.8% in 2008. The increase in the Company's debt level since 2008 is a result of increased net borrowings to finance the Company's investment transactions and to provide working capital to accommodate its future growth and investment activities.

  Railroad Operation Statements of Cash Flows

        The following is an analysis of the cash flows related to FirstCity's majority-owned railroad operation for the years ended December 31, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

        The operating activities of the railroad subsidiary provided cash of $2.3 million for the year ended December 31, 2009—attributable primarily to $1.9 million of net earnings and a $1.7 million increase in other liabilities; offset partially by $1.2 million of gains on sales of property and equipment. The railroad subsidiary's investing activities used cash of $0.8 million for 2009. Net cash used by investing activities included $2.0 million of property and equipment purchases; offset by $1.6 million of proceeds from property and equipment sales. The railroad subsidiary's financing activities used cash of $1.6 million for 2009—attributable primarily to providing $1.6 million of capital distributions to the equity owners and FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

        The railroad subsidiary's operating activities provided cash of $1.3 million for the year ended December 31, 2008—attributable primarily to $0.7 million of net earnings and a $0.2 million increase in other liabilities. The railroad subsidiary's investing activities used cash of $0.8 million for 2008 to purchase property and equipment. In 2008, the railroad subsidiary's financing activities included $3.5 million of net borrowings under a bank note payable; offset by $3.9 million of capital distributions to the equity owners and FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

  Credit Facilities

        The following is a summary of FirstCity's primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  $225.0 Million Revolving Loan Facility—Bank of Scotland plc

        FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland plc ("Bank of Scotland") that matures on April 1, 2011 (as amended). The revolving loan facility is used to finance the senior debt and equity portion of Portfolio Asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries. The primary terms and key covenants of this revolving credit facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) London Interbank Offering Rate ("LIBOR") plus 2.5%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of indebtedness to tangible net worth (as defined) not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth (as defined) of $50.0 million for the last day of each fiscal quarter;

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

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

        FirstCity has $24.8 million in Euro-denominated debt on the $225.0 million revolving loan facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. Net foreign currency translation gains included in accumulated other comprehensive income (loss) relating to the Euro-denominated debt was $4,000 for 2009 and $2.6 million for 2008.

        On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to this $225.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008. These amended definitions are included in the primary terms and key covenants outlined above.

        On and effective March 26, 2010, FirstCity and Bank of Scotland entered into an amendment to this $225.0 million revolving loan facility to extend the maturity date to April 1, 2011. See the discussion above for additional information on this amendment.

  $100.0 Million Revolving Loan Facility—Bank of Scotland

        FH Partners LLC ("FH Partners"), a wholly-owned subsidiary of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio Asset purchases by FH Partners. This revolving loan facility matures on April 1, 2011 (as amended), and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its consolidated subsidiaries. The primary terms and key covenants of this $100.0 million revolving loan facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans that may be outstanding under the loan facility is $100.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) LIBOR plus 2.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a cash conversion rate (as defined) of not less than 35% for the four fiscal quarters then ended; and

  •
  Provides other financial covenants that generally mirror the key covenants of the $225.0 million revolving loan facility that FirstCity has with Bank of Scotland (as described above).

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

        On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to this $100.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008.

        On and effective March 26, 2010, FH Partners and Bank of Scotland entered into an amendment to this $100.0 million revolving loan facility to extend the maturity date to April 1, 2011. See the discussion above for additional information on this amendment.

  $25.0 Million Subordinated Credit Agreement—BoS(USA)

        FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with Portfolio Asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures on April 1, 2011 (as amended), and is secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries. The primary terms and key covenants of this $25.0 million loan facility, as amended, are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) LIBOR plus 5.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of indebtedness to tangible net worth (as defined) not to exceed 5.00 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth (as defined) of $55.9 million for the last day of each fiscal quarter;

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

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with BoS(USA).

        In connection with a previous financing arrangement, FirstCity issued a warrant to BoS(USA) to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. This warrant also entitled BoS(USA) with additional warrants under certain specific situations to retain its ability to own approximately 4.86% of the Company's voting common stock. The warrant expired on December 31, 2009 without being exercised.

        On March 30, 2009, FirstCity and BoS(USA) entered into an amendment to this $25.0 million subordinated credit agreement to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008. These amended definitions are included in the primary terms and key covenants outlined above.

        On and effective March 26, 2010, FirstCity and Bank of Scotland entered into an amendment to this $25.0 million loan facility to extend the maturity date to April 1, 2011. See the discussion above for additional information on this amendment.

  Banco Santander, S.A.

        FirstCity Mexico SA de CV, a wholly-owned Mexican subsidiary of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at December 31, 2009, which was equivalent to $11.0 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility,

FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

  Wells Fargo Capital Finance, LLC

        At December 31, 2009, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance, LLC ("WFCF"), for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of ABL's assets. In connection with this loan facility, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

  •
  Provides for a borrowing base for originating loans by which (a) the sum of (1) up to 100% of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to 80% of the net eligible non-guaranteed real estate loans originated by ABL, plus (3) up to 70% of the net eligible non-guaranteed mixed collateral loans, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFCF;

  •
  Provides for alternate interest rates as follows: (i) in the event of a LIBOR rate loan, interest shall accrue at a per annum rate equal to the sum of (a) the LIBOR rate for the applicable interest period plus (b) the LIBOR rate margin of 4.25%; (ii) in the case of a base rate loan, interest shall accrue at a floating per annum rate equal to the greater of (a) the Wells Fargo base rate plus the base rate margin of 4.25%, or (b) seven and one-half percent (7.50%) per annum; and (iii) otherwise, at a floating per annum rate equal to the greater of (a) the Wells Fargo base rate plus the base rate margin of 4.25%, or (B) seven and one-half percent (7.5%) per annum;

  •
  Provides in the event of the termination of the facility by ABL for a prepayment fee of 3.0% of the maximum credit line if paid prior to January 31, 2011, and 2.0% of the maximum credit line if paid during the period beginning February 1, 2011 and ending January 30, 2012;

  •
  Provides for a minimum tangible net worth requirement of $5.5 million plus 100% of the positive amounts (less negative amounts) of ABL's net income in 2009 and thereafter;

  •
  Provides for a maximum delinquent and defaulted loan ratio of (a) the sum of delinquent non-guaranteed notes receivable and defaulted non-guaranteed notes receivable to (b) non-guaranteed notes receivable, not to exceed 8.0%; and

  •
  Provides for a maximum loan loss ratio of (a) loan losses for the twelve-month period being measured to (b) the average amount of all non-guaranteed notes receivable outstanding during such twelve-month period, not to exceed 3.0%.

        At December 31, 2009, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF, except for the covenant related to delinquent and defaulted loans. At the end of each month, ABL's ratio of delinquent and defaulted non-guaranteed loans should not exceed 8.0% (ABL's measure under this condition was 9.5% at December 31, 2009). WFCF waived this covenant requirement of the agreement as of December 31, 2009.

Discussion of Critical Accounting Policies

        In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial position and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Loan Portfolio Assets—Revenue and Impairment Recognition

        A substantial majority of the Company's Portfolio Assets include loans and loan portfolios with evidence of credit deterioration that were acquired after 2004 ("Purchased Credit-Impaired Loans"). FirstCity accounts for these loans under FASB's accounting guidance (issued in December 2003) related to Purchased Credit-Impaired Loans. This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope. The excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

        The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews the individual loans to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance for the loan or loan pool. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

        The Company accounts for Purchased Credit-Impaired Loans using either the interest method or a non-accrual method (through application of the cost-recovery or cash basis method of accounting). Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, the Company uses the cost-recovery or cash basis method of accounting.

        Interest method of accounting.    Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, are used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models.

        Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The cost-recovery accounting model is permitted by FASB's accounting guidance applicable to Purchased Credit-Impaired Loans.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows will be recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The cash basis method accounting model is permitted by FASB's accounting guidance applicable to Purchased Credit-Impaired Loans.

  Loans Receivable—Valuation and Impairment Recognition

        Loans receivable—SBA held for sale represent the portion of U.S. Small Business Administration ("SBA") loans acquired and originated by the Company that are guaranteed by the SBA. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion of SBA loans is generally classified as held for investment.

        Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities, and the non-guaranteed portion of SBA loans, are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

        The Company evaluates the need for impairment on loans receivable on an individual-loan basis at least quarterly by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan's contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, the Company generally ceases to accrue interest on the note and unpaid interest is reversed against interest income to the extent deemed by management to be uncollectible. When ultimate collectibility of the impaired note is in doubt, all collections are generally applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  Deferred Tax Assets—Valuation

        The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2009 and 2008, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2009, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $124.3 million available to offset future federal taxable income, if any, through the year 2027 (includes $68.8 million of net operating loss carryforwards that expire in 2010). To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

        We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Changes that are not anticipated in our current estimates could have a material period-to-period impact on our financial position or results of operations.

  Estimates of Cash Receipts on Portfolio Assets

        The Company uses estimates to determine future cash receipts from Portfolio Assets. These estimates of future cash receipts from Portfolio Assets are utilized in four primary ways:

  (i)
  to calculate the allocation of cost of certain non-performing Portfolios Assets;

  (ii)
  to determine the effective yield of performing Portfolios Assets;

  (iii)
  to determine the reasonableness of settlement offers received in the liquidation of the Portfolio Assets; and

  (iv)
  to determine whether or not there is impairment in our Portfolio Assets.

        The Company uses proprietary programs and collection models to manage the Portfolio Assets it owns and services. Each asset within a pool is analyzed by an account manager who is responsible for analyzing the characteristics of each asset within a pool. The account manager projects future cash receipts and expenses related to each asset, the sum of which provides the total estimated future cash receipts related to a particular purchased asset pool. These estimates are routinely monitored by the Company to determine reasonableness of the estimates provided.

  Consolidation Policy

        The Company's consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities. If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. We may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). In general, a VIE is an entity that has one or more of the following characteristics (1) the entity has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary is the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional equity interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets, liabilities and noncontrolling interests of the VIE in our consolidated financial statements at fair value.

        The Company does not consolidate equity investments in 20%- to 50%-owned entities that are not VIEs where the Company does not have an effective controlling interest, or equity investments in 20%-to 50%-owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees' operating and financial policies. The Company also accounts for its unconsolidated equity investments in less than 20%-owned entities under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities. These entities are formed generally to share in the risks and rewards in developing new markets as well as to pool resources. Under the equity method of accounting, the Company's investment in these unconsolidated entities is carried at the cost of acquisition, plus the Company's share of equity in undistributed earnings or losses since acquisition.

Effects of Newly Adopted Accounting Standards

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

This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. We adopted this new guidance on January 1, 2009 and prospectively applied this guidance to business combinations completed on or after January 1, 2009.

        In April 2009, the FASB issued guidance that amends the accounting requirements for assets and liabilities arising from contingencies in a business combination. This guidance amends the applicable business combination accounting guidance that the FASB issued in December 2007. This amended guidance requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the guidance requires measurement based on the best estimate in accordance with contingency accounting guidance. We adopted this guidance on January 1, 2009 in connection with the adoption of the FASB's business combination guidance issued in December 2007 as discussed above.

        In December 2007, the FASB issued accounting and reporting guidance on noncontrolling interests in consolidated financial statements. This guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. The new guidance requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. The new guidance also requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance on January 1, 2009 and prospectively applied this guidance to all noncontrolling interests including those that arose prior to the adoption. However, as required, the presentation and disclosure requirements of this guidance were applied retrospectively for all periods presented and impacted our consolidated financial statements as follows:

  •
  Noncontrolling interests of $15.6 million were reclassified from total liabilities to equity as of December 31, 2008 in our consolidated balance sheet and statement of stockholders' equity;

  •
  Noncontrolling interests of $3.2 million were reclassified from total liabilities to equity as of December 31, 2007 in our consolidated statement of stockholders' equity; and

  •
  Net contributions from noncontrolling interests of $3.8 million were reclassified from operating activities to financing activities in our consolidated statement of cash flows for the year ended December 31, 2008.

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

        In August 2009, the FASB issued accounting guidance that clarifies existing guidance for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with existing accounting guidance for fair value measurement principles. This new guidance also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted this guidance in the fourth quarter of 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

  Other

        In April 2009, the FASB issued accounting guidance that is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and non-credit components of impaired debt securities that are not expected to be sold. The measure of impairment that is credit-related is recognized in earnings with the remaining amount recognized in comprehensive income. This guidance also requires increased and more-timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued accounting guidance that expands disclosures about derivative instruments and hedging activities. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. As this guidance relates to disclosures only, it had no impact on the Company's financial condition or results of operations.

        In November 2008, the FASB issued guidance that clarifies the accounting for certain transactions and impairment considerations involving equity-method investments. This guidance clarifies the following: (1) the cost basis of a new equity-method investment should be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration; and (2) equity-method investments should continue to be subject to other-than-temporary impairment analysis pursuant to existing accounting guidance. This guidance also provides guidance on gain recognition when a portion of the investor's ownership is sold, how changes in classification from equity-method to cost-method should be treated, and certain other issues. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Effect of Newly Issued Accounting Standards

        In January 2010, the FASB issued accounting guidance that amends existing guidance for fair value disclosures. This guidance requires disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The Company will adopt this guidance for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this guidance is disclosure-only in nature, our adoption of the guidance will not impact the Company's consolidated financial statements.

        In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity ("QSPE") concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this new guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company will adopt the provisions of this new guidance effective January 1, 2010. Among other things, the Company is currently evaluating the effect adopting this new guidance may have on the recognition of the sale of guaranteed portions of SBA loans. If the new guidance requires the Company to delay sale accounting treatment for a period of time expected to be an accounting quarter in length, it may reduce loan sales gains recognized by the Company for the first quarter of 2010, as well as require the Company to initially account for the transfer as a secured borrowing and establish a new asset and liability related to contractually-sold guaranteed loan portions.

        In June 2009, the FASB issued accounting guidance on the consolidation of VIEs. This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impacts the entity's economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs. The Company will adopt the provisions of this new guidance effective January 1, 2010. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2009	December 31, 2008
		(See Note 1(r))
ASSETS
Cash and cash equivalents	$80,368	$19,103
Restricted cash	1,364	1,217
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $65,825 and $76,365, respectively	197,946	121,137
Real estate held for sale	17,051	17,484
Real estate held for investment, net	9,387	9,592

Total Portfolio Assets	224,384	148,213
Loans receivable:
Loans receivable—affiliates, net of allowance for loan losses of $67 and $-0-, respectively	26,122	27,080
Loans receivable—SBA held for sale	821	4,901
Loans receivable—SBA held for investment, net of allowance for loan losses of $490 and $34, respectively	15,445	14,405
Loans receivable—other, net of allowance for loan losses of $-0- and $581, respectively	10,233	13,533

Total loans receivable	52,621	59,919
Investment security available for sale	1,836	5,251
Equity investments	71,491	72,987
Service fees receivable ($809 and $553 from affiliates, respectively)	850	626
Servicing assets—SBA loans	1,056	722
Other assets, net	31,104	20,899

Total Assets	$465,074	$328,937

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks	$305,888	$242,889
Note payable to affiliate	7,838	8,658
Other liabilities	26,077	11,515

Total Liabilities	339,803	263,062
Commitments and contingencies (Note 21)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,483,824 and 11,331,937, respectively ; shares outstanding: 9,983,824 and 9,831,937, respectively)	115	113
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	103,326	101,875
Accumulated deficit	(18,329)	(37,073)
Accumulated other comprehensive income (loss)	3,460	(3,726)

FirstCity Stockholders' Equity	77,649	50,266
Noncontrolling interests	47,622	15,609

Total Equity	125,271	65,875

Total Liabilities and Equity	$465,074	$328,937

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2009	2008
Revenues:
Servicing fees ($8,216 and $9,923 from affiliates, respectively)	$9,130	$10,813
Income from Portfolio Assets	53,835	20,779
Gain on sale of SBA loans held for sale, net	1,327	227
Interest income from SBA loans	1,251	1,606
Interest income from loans receivable—affiliates	4,180	2,481
Interest income from loans receivable—other	389	1,766
Revenue from railroad operations	3,121	3,309
Other income	6,554	4,215

Total revenues	79,787	45,196

Expenses:
Interest and fees on notes payable to banks	12,550	15,432
Interest and fees on notes payable to affiliate	1,709	816
Salaries and benefits	22,310	20,935
Provision for loan and impairment losses	5,266	17,755
Asset-level expenses	6,499	5,632
Occupancy, data processing and other	13,089	11,566

Total expenses	61,423	72,136

Equity in earnings (loss) of unconsolidated subsidiaries	(264)	228
Gain on business combinations	2,266	—
Income from lawsuit settlement	6,119	—

Earnings (loss) before income taxes	26,485	(26,712)
Income tax expense	(2,182)	(20,204)

Net earnings (loss)	24,303	(46,916)

Less: Net income (loss) attributable to noncontrolling interests (See Note 1(r))	5,559	(241)

Net earnings (loss) attributable to FirstCity	$18,744	$(46,675)

Basic earnings (loss) per share	$1.90	$(4.55)
Diluted earnings (loss) per share	$1.83	$(4.55)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year ended December 31,
	2009	2008
Net earnings (loss)	$24,303	$(46,916)
Other comprehensive income (loss):
Net unrealized gain on security available for sale	2,803	40
Foreign currency translation adjustments	5,634	(7,229)

Total other comprehensive income (loss)	8,437	(7,189)

Total comprehensive income (loss)	32,740	(54,105)
Less comprehensive (income) loss attributable to noncontrolling interests:
Net (income) loss	(5,559)	241
Net unrealized gain on security available for sale	(339)	—
Foreign currency translation adjustments	(912)	1,617

Comprehensive income (loss) attributable to FirstCity	$25,930	$(52,247)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	FirstCity Stockholders
	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests (See Note 1(r))	Total Equity
Balances, December 31, 2007	$113	$(5,978)	$101,240	$9,602	$1,846	$3,209	$110,032
Net loss for 2008	—	—	—	(46,675)	—	(241)	(46,916)
Change in net unrealized gain on security available for sale	—	—	—	—	40	—	40
Foreign currency translation adjustments	—	—	—	—	(5,612)	(1,617)	(7,229)
Exercise of common stock options	—	—	12	—	—	—	12
Repurchase of common stock	—	(4,945)	—	—	—	—	(4,945)
Stock option compensation expense	—	—	623	—	—	—	623
Investments in majority-owned entities	—	—	—	—	—	15,304	15,304
Distributions to noncontrolling interests	—	—	—	—	—	(1,056)	(1,056)
Other increases in noncontrolling interests	—	—	—	—	—	10	10

Balances, December 31, 2008	113	(10,923)	101,875	(37,073)	(3,726)	15,609	65,875
Net earnings for 2009	—	—	—	18,744	—	5,559	24,303
Change in net unrealized gain on securities available for sale	—	—	—	—	2,464	339	2,803
Foreign currency translation adjustments	—	—	—	—	4,722	912	5,634
Exercise of common stock options	2	—	307	—	—	—	309
Stock option compensation expense	—	—	556	—	—	—	556
Purchases of subsidiary shares in noncontrolling interests	—	—	588	—	—	(3,419)	(2,831)
Investments in majority-owned entities	—	—	—	—	—	47,866	47,866
Distributions to noncontrolling interests	—	—	—	—	—	(19,261)	(19,261)
Other increases in noncontrolling interests	—	—	—	—	—	17	17

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008
	(See Note 1(r) and Note 1(t))
Cash flows from operating activities:
Net earnings (loss)	$24,303	$(46,916)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(17,826)	(9,616)
Proceeds from the sale of SBA loans held for sale, net	23,835	5,310
Proceeds applied to income on Portfolio Assets	16,752	13,995
Income from Portfolio Assets	(53,835)	(20,779)
Capitalized interest and costs on Portfolio Assets and loans receivable	(1,151)	(981)
Provision for loan and impairment losses	5,266	17,755
Foreign currency transaction (gains) losses, net	112	(46)
Equity in (earnings) loss of unconsolidated subsidiaries	264	(228)
Gain on sale of SBA loans held for sale, net	(1,327)	(227)
Gain on sale of railroad property	(920)	—
Gain on business combinations	(2,266)	—
Depreciation and amortization	4,112	3,626
Net premium amortization of loans receivable	(173)	(293)
Stock option compensation expense	556	623
Increase in restricted cash	(147)	(708)
Decrease (increase) in service fees receivable	(245)	216
Increase in other assets	(1,947)	(3,139)
Decrease in deferred tax benefit	—	20,101
Increase (decrease) in other liabilities	7,397	(558)

Net cash provided by (used in) operating activities	2,760	(21,865)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,616)	(1,595)
Proceeds from sale of railroad property	1,350	—
Cash paid for business combinations, net of cash acquired	(8,583)	(300)
Net principal collections (advances) on loans receivable	3,726	(29,592)
Net principal advances on SBA loans held for investment	(1,794)	(215)
Purchase of investment security available for sale	—	(6,500)
Net principal paydowns on investment security available for sale	4,490	1,289
Purchases of Portfolio Assets	(186,487)	(78,516)
Proceeds applied to principal on Portfolio Assets	160,874	49,041
Contributions to unconsolidated subsidiaries	(5,748)	(3,102)
Distributions from unconsolidated subsidiaries	12,934	21,580

Net cash used in investing activities	(21,854)	(47,910)

Cash flows from financing activities:
Borrowings under note payable to affiliate	—	10,779
Borrowings under notes payable to banks	199,824	153,653
Principal payments of notes payable to affiliates	(815)	—
Principal payments of notes payable to banks, net	(138,046)	(92,506)
Payments of debt issuance costs and loan fees	(1,684)	(2,227)
Repurchase of common stock	—	(4,945)
Contributions from noncontrolling interests	42,552	4,824
Distributions to noncontrolling interests	(19,261)	(1,056)
Cash paid for subsidiary shares in noncontrolling interests	(2,793)	—
Proceeds from issuance of common stock	309	12

Net cash provided by financing activities	80,086	68,534

Effect of exchange rate changes on cash and cash equivalents	273	(2,693)

Net increase (decrease) in cash and cash equivalents	61,265	(3,934)
Cash and cash equivalents, beginning of period	19,103	23,037

Cash and cash equivalents, end of period	$80,368	$19,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,788	$12,916
Income taxes, net of refunds received	$259	$74

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies

  (a) Description of Business

        FirstCity Financial Corporation, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to "FirstCity," "the Company," "we," "our" or "us" in this Form 10-K, we mean FirstCity Financial Corporation and subsidiaries (consolidated).

        The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. Refer to Note 18 for additional information on the Company's major business segments.

  (b) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of the deferred tax asset and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, real estate properties and loans receivable (including loans receivable held in securitization trusts); guarantee obligations and indemnifications; and legal contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile financial, real estate and foreign currency markets; and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

  (c) Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation. These reclassifications are not significant and have no impact on FirstCity's net earnings (loss), total assets or stockholders' equity. On January 1, 2009, the Company adopted the Financial Accounting Standard Board's ("FASB") guidance (issued in December 2007) that established new accounting and reporting standards for noncontrolling (minority) interests in a subsidiary. Refer to Note 1(r) for more information.

        If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. We may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). In general, a VIE is an entity that has one or more of the following characteristics (1) the entity has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary is the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional equity interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets, liabilities and noncontrolling interests of the VIE in our consolidated financial statements at fair value. Refer to Note 19 for further information regarding the Company's investments in VIEs.

        The Company does not consolidate equity investments in 20%- to 50%-owned entities that are not VIEs where the Company does not have an effective controlling interest, or equity investments in 20%-to 50%-owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees' operating and financial policies. The Company also accounts for its unconsolidated equity investments in less than 20%-owned entities under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

involvement in the daily management activities. These entities are formed generally to share in the risks and rewards in developing new markets as well as to pool resources. Under the equity method of accounting, the Company's investment in these unconsolidated entities is carried at the cost of acquisition, plus the Company's share of equity in undistributed earnings or losses since acquisition.

        The Company's ownership of unconsolidated equity investments at December 31, 2009 is summarized below:

Ownership Interest
Acquisition Partnerships:
Domestic	20.0% - 50.0%
Latin America	8.0% - 50.0%
Europe	22.5% - 50.0%
Operating and Servicing Entities:
Domestic	39.5% - 49.0%
Latin America	50.00%
Europe	11.9% - 16.3%

        The Company's equity in earnings and losses from its unconsolidated foreign equity investments, except for certain of its unconsolidated European equity investments, are recorded on a one-month delay due to the timing of FirstCity's receipt of those financial statements.

        The Company has loans receivable from certain Acquisition Partnerships and other unconsolidated equity investments—see Note 5. In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable.

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

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral.

        The following is a description of the classifications and related accounting policies for the Company's significant classes of Portfolio Assets:

  Purchased Credit-Impaired Loans

        Commencing January 1, 2005, FirstCity adopted the FASB's accounting guidance (issued in December 2003) related to acquisitions of loans and loan portfolios with evidence of credit deterioration ("Purchased Credit-Impaired Loans"). This guidance addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to deterioration in credit quality. The guidance also requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within its scope. The excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

        The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews the individual loans to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance for the loan or loan pool. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

        The Company accounts for Purchased Credit-Impaired Loans using either the interest method or a non-accrual method (through application of the cost-recovery or cash basis method of accounting). Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, the Company uses the cost-recovery or cash basis method of accounting.

        Interest method of accounting.    Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, are used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models.

        Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The cost-recovery accounting model is permitted by FASB's accounting guidance applicable to Purchased Credit-Impaired Loans. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $96.3 million (including $12.7 million of loans pending management's post-purchase evaluation) at December 31, 2009, and $20.7 million (including $4.2 million of loans pending management's post-purchase evaluation) at December 31, 2008.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows will be recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The cash basis method accounting model is permitted by FASB's accounting guidance applicable to Purchased Credit-Impaired Loans. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections on recently-acquired loans (attributable primarily to the borrowers' inability to obtain financing to refinance the loan). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $42.1 million at December 31, 2009.

  UBN Loan Portfolio

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA ("UBN") in a transaction that was accounted for as a step-acquisition under FASB's business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN's loan portfolio to its consolidated balance sheet in September 2008. On the date of the acquisition, the amount of the loans and allowance for loan losses related to UBN's loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

        The allowance for loan losses on the UBN loan portfolio represents management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. Management establishes an allowance for loan losses through a provision charged to operations when a loan is determined to be impaired. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Loans are charged-off against the allowance when all possible means of collection have been exhausted and the remaining balance due is deemed uncollectible. At least quarterly, management evaluates the need for an allowance on an individual-loan basis for the UBN loan portfolio by considering information about specific borrower situations, legal collection proceedings, estimated collateral values, general economic conditions, and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

  Purchased Performing Loans

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

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

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

        Real estate held for investment generally includes acquired properties and is carried at cost less depreciation and amortization, as applicable. The Company classifies a property as held for investment if the property is still under development and/or management does not expect the property to be sold within one year of the balance sheet date. The Company periodically reviews its property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Fair value is determined by discounted cash flows or market comparisons.

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

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

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

        When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At December 31, 2009 and 2008, accumulated depreciation and amortization was not significant.

  Disposition of Real Estate

        Gains on disposition of real estate are recognized upon the sale of the underlying property if the transaction qualifies for gain recognition under the full accrual method, as prescribed by the FASB's accounting guidance on real estate sales transactions. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer's investment and our continuing involvement.

  (g) Loans Receivable

        Loans receivable—SBA held for sale represent the portion of U.S. Small Business Administration ("SBA") loans acquired and originated by the Company that are guaranteed by the SBA. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion of SBA loans is generally classified as held for investment.

        Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities, and the non-guaranteed portion of SBA

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

loans, are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

        The Company evaluates the need for impairment on loans receivable on an individual-loan basis at least quarterly by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan's contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, the Company generally ceases to accrue interest on the note and unpaid interest is reversed against interest income to the extent deemed by management to be uncollectible. When ultimate collectibility of the impaired note is in doubt, all collections are generally applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  (h) Investment Security Available-for-Sale

        The Company has an investment security that consists of a purchased beneficial interest attributable to loans sold through a securitization transaction. We classify and account for this security as available-for-sale and, accordingly, we measure the security at fair value on the consolidated balance sheet, with unrealized gains and losses included in "Accumulated other comprehensive income." Fair value of the purchased residual interest is estimated based on the present value of expected collections on the underlying receivables using an internal valuation model, incorporating market-based assumptions when such information is available. Additional information on the fair value measurement is included in Note 17.

        The excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment amount (i.e. the accretable yield) is recognized as interest income over the life of the beneficial interest using the interest method. The Company continues to estimate the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

projected cash flows over the life of the beneficial interest for the purposes of both recognizing interest income and evaluating impairment. Other-than-temporary is considered to have occurred when the fair value of the security has declined below its amortized cost basis and if (1) we have the intent to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security.

  (i) Property and Equipment

        Property, equipment and leasehold improvements (reported in "Other assets" in the consolidated balance sheets) are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated over their estimated useful lives using the straight-line method of depreciation. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the underlying leases, if shorter). Generally, buildings and building improvements are depreciated over 25 to 30 years; office equipment is depreciated over 3 to 10 years; depreciable rail property is depreciated over 25 years; machinery and equipment are depreciated over 10 to 15 years; and leasehold improvements are amortized over 4 to 10 years. Maintenance and repairs are charged to expense in the period incurred. Expenditures for improvements and significant betterments that increase productive capacity or extend useful life are capitalized and depreciated over the useful lives of such assets. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is included in income.

  (j) Servicing Assets and Revenue Recognition on Service Fees

        The Company generally services Portfolio Assets acquired through its investment in an Acquisition Partnership. The Company does not recognize capitalized servicing rights related to its Portfolio Assets owned by the Acquisition Partnerships because (1) servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing; (2) consideration is not exchanged between the Company and the Acquisition Partnerships for the servicing rights of the acquired Portfolio Assets; (3) the Company has ownership interests in the Acquisition Partnerships that own the Portfolio Assets it services; and (4) the Company does not have the risks and rewards of ownership of servicing rights. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is based on a percentage of gross cash collections generated from the Portfolio Assets. The rate of servicing fee charged is generally a function of the average face value of the assets within each pool being serviced (the larger the average face value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required for each asset. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest. In all cases, service fees are recognized when they are earned in accordance with the servicing agreements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

        In connection with the Company's SBA lending activities, the Company recognizes servicing assets through the sale of originated or purchased loans when servicing rights are retained. The Company initially recognizes and measures at fair value purchased servicing rights and servicing rights obtained from the sale of SBA loans. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. See Note 7 for more information on servicing rights related to SBA loans.

  (k) Revenue Recognition on Contingent Service Fees

        The Company has servicing contracts with certain of its Acquisition Partnerships that entitle the Company to receive additional compensation for servicing after a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Acquisition Partnerships receive cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The Acquisition Partnerships record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

  (l) Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). We translate the results for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We report the resulting gains or losses from translating foreign currency financial statements as a separate component of stockholders' equity in accumulated other comprehensive income or loss. An analysis of the changes in the cumulative adjustments for 2009 and 2008 follows (dollars in thousands):

Balance, December 31, 2007	$1,846
Aggregate adjustment for the year resulting from translation adjustments
and gains and losses on certain hedge transactions	(5,612)

Balance, December 31, 2008	(3,766)
Aggregate adjustment for the year resulting from translation adjustments
and gains and losses on certain hedge transactions	4,722

Balance, December 31, 2009	$956

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the Company's operations in the period in which the transaction is settled. Aggregate foreign currency transaction gains (losses) included in the consolidated statements of operations for 2009 and 2008 were ($112,000) and $46,000, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

        In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency realized and unrealized transaction gains and losses, which we record in the consolidated statement of operations as foreign currency transaction gains, net. However, we report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to certain of our Latin American subsidiaries that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to our Latin American subsidiaries are of a long-term investment nature.

        The net foreign currency translation gain included in accumulated other comprehensive income (loss) relating to the Company's Euro-denominated debt (see Note 2) was $4,000 for 2009 and $2.6 million for 2008.

  (m) Income Taxes

        The Company files a consolidated federal income tax return with its 80% or greater owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.

        The Company accounts for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. Interest and penalties are recognized as a component of income tax expense.

  (n) Net Earnings (Loss) Per Common Share

        Earnings (loss) per share ("EPS") is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents such as stock options and warrants. We exclude these common stock equivalents from the computation of diluted EPS when the effect of inclusion would be anti-dilutive.

        Basic and diluted net earnings (loss) per common share were computed as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Net earnings (loss)	$24,303	$(46,916)
Less: net income (loss) attributable to noncontrolling interests	5,559	(241)

Net earnings (loss) attributable to FirstCity	$18,744	$(46,675)

Weighted average outstanding shares of common stock (in thousands)	9,851	10,258
Dilutive effect of:
Warrants	231	—
Employee stock options	157	—

Weighted average outstanding shares of common stock and common stock equivalents	10,239	10,258

Net earnings (loss) per share:
Basic	$1.90	$(4.55)

Diluted	$1.83	$(4.55)

Dilutive shares excluded from above (in thousands):
Warrants	—	233
Employee stock options	—	174

  (o) Long-Lived Assets

        The Company assesses the impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value of the asset exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary.

  (p) Stock-Based Compensation

        The Company measures the compensation cost of share-based awards using the estimated fair value of those awards on the grant date. We recognize the compensation cost as expense over the vesting period of the awards. See Note 12 for additional disclosure of the Company's share-based compensation.

  (q) Fair Value Measurements

        The Company applies the provisions of FASB's accounting guidance for fair value measurements of financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or non-recurring basis, as applicable. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). This guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 17 for additional information.

  (r) Recently Adopted Accounting Standards

  Accounting Standards Codification

        On July 1, 2009, the FASB issued The FASB Accounting Standards Codification (the "Codification") as the sole authoritative source of U.S. GAAP for non-governmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact to the Company's consolidated financial statements as this change is disclosure-only in nature.

  Business Combinations and Noncontrolling Interests

        In December 2007, the FASB issued accounting and reporting guidance on business combinations in consolidated financial statements. The guidance on business combinations establishes principal requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. We adopted this new guidance on January 1,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

2009 and prospectively applied this guidance to business combinations completed on or after January 1, 2009.

        In April 2009, the FASB issued guidance that amends the accounting requirements for assets and liabilities arising from contingencies in a business combination. This guidance amends the applicable business combination accounting guidance that the FASB issued in December 2007. This amended guidance requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the guidance requires measurement based on the best estimate in accordance with contingency accounting guidance. We adopted this guidance on January 1, 2009 in connection with the adoption of the FASB's business combination guidance issued in December 2007 as discussed above.

        In December 2007, the FASB issued accounting and reporting guidance on noncontrolling interests in consolidated financial statements. This guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. The new guidance requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. The new guidance also requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance on January 1, 2009 and prospectively applied this guidance to all noncontrolling interests including those that arose prior to the adoption. However, as required, the presentation and disclosure requirements of this guidance were applied retrospectively for all periods presented and impacted our consolidated financial statements as follows:

  •
  Noncontrolling interests of $15.6 million were reclassified from total liabilities to equity as of December 31, 2008 in the consolidated balance sheet and statement of stockholders' equity;

  •
  Noncontrolling interests of $3.2 million were reclassified from total liabilities to equity as of December 31, 2007 in the consolidated statement of stockholders' equity; and

  •
  Net contributions from noncontrolling interests of $3.8 million were reclassified from operating activities to financing activities in the consolidated statement of cash flows for the year ended December 31, 2008.

  Fair Value

        In 2006, the FASB issued accounting guidance on fair value measurements that provides a common definition of fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

guidance for one year for certain non-financial assets and liabilities; and (2) removed certain leasing transactions from the scope of the original guidance. We adopted this new guidance for financial assets and liabilities on January 1, 2008, and for non-financial assets and liabilities on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 17 for additional information.

        In April 2009, the FASB issued accounting guidance that provides additional application guidance regarding fair value measurements. This guidance relates to determining fair value when there is no active market or where the price inputs being used represent distressed sales. This new guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements. See Note 17 for additional information.

        In April 2009, the FASB issued guidance that establishes enhanced disclosures regarding fair value measurements. This guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were disclosed only once a year. The new guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements. See Note 17 for additional information.

        In August 2009, the FASB issued accounting guidance that clarifies existing guidance for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with existing accounting guidance for fair value measurement principles. This new guidance also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted this guidance in the fourth quarter of 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

  Other

        In March 2010, the FASB issued guidance that amends existing guidance (issued in May 2009) that established the general standards of accounting and disclosure for subsequent events. Among other things, the new guidance eliminates the requirement for SEC filers, as defined in the guidance, to disclose the date through which subsequent events have been evaluated. That change is effective immediately. SEC filers continue to be required to evaluate subsequent events through the date the financial statements are issued. Although the new guidance eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated, it does not prohibit SEC filers from disclosing such date. The new guidance also clarifies the requirement to disclose the date through which subsequent events have been evaluated in reissued financial statements to apply only to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued accounting guidance that is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and non-credit components of impaired debt securities that are not expected to be sold. The measure of impairment that is credit-related is recognized in earnings with the remaining amount recognized in comprehensive income. This guidance also requires increased and more-timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted this guidance effective April 1, 2009. The adoption of the provisions of this guidance did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued accounting guidance that expands disclosures about derivative instruments and hedging activities. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. As this guidance relates to disclosures only, it had no impact on the Company's financial condition or results of operations. See Note 11 for additional information.

        In November 2008, the FASB issued guidance that clarifies the accounting for certain transactions and impairment considerations involving equity-method investments. This guidance clarifies the following: (1) the cost basis of a new equity-method investment should be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration; and (2) equity-method investments should continue to be subject to other-than-temporary impairment analysis pursuant to existing accounting guidance. This guidance also provides guidance on gain recognition when a portion of the investor's ownership is sold, how changes in classification from equity-method to cost-method should be treated, and certain other issues. We adopted this new guidance on January 1, 2009 and applied the new requirements on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

  (s) Recently Issued Accounting Standards

        In January 2010, the FASB issued accounting guidance that amends existing guidance for fair value disclosures. This guidance requires disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The Company will adopt this guidance for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this guidance is disclosure-only in nature, our adoption of the guidance will not impact the Company's consolidated financial statements.

        In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity ("QSPE") concept; a new participating interest definition that must be met for transfers of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

portions of financial assets to be eligible for sale accounting; clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this new guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company will adopt the provisions of this new guidance effective January 1, 2010. Among other things, the Company is currently evaluating the effect adopting this new guidance may have on the recognition of the sale of guaranteed portions of SBA loans. If the new guidance requires the Company to delay sale accounting treatment for a period of time expected to be an accounting quarter in length, it may reduce loan sales gains recognized by the Company for the first quarter of 2010, as well as require the Company to initially account for the transfer as a secured borrowing and establish a new asset and liability related to contractually-sold guaranteed loan portions.

        In June 2009, the FASB issued accounting guidance on the consolidation of VIEs. This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impacts the entity's economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs. The Company will adopt the provisions of this new guidance effective January 1, 2010. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

  (t) Correction of an Error in Previously Issued Consolidated Statements of Cash Flows

        The Company determined that it has incorrectly reported certain amounts related to Portfolio Asset activities as "Cash flows from operating activities" in our consolidated statements of cash flows for all reporting periods prior to September 30, 2009. Upon subsequent review, the Company determined that applicable Portfolio Asset transactions, primarily purchases and principal collections, should be reported as "Cash flows from investing activities." In this Form 10-K for the year ended December 31, 2009, for reasons described below, the Company is revising its consolidated statements of cash flows so that applicable Portfolio Asset transactions are reported as "Cash flows from investing activities" instead of "Cash flows from operating activities" for the current and prior reporting period. All financial information contained in this Form 10-K gives effect to these revisions. The revisions did not result in a change to the Company's previously-reported revenues, expenses, net earnings (loss), cash and cash equivalents, or stockholders' equity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

1. Summary of Significant Accounting Policies (Continued)

        Company management considered all of the relevant quantitative and qualitative factors related to the correction of the error under SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), and determined that the impact on previously-issued and current period consolidated financial statements was not material. Therefore, the Company is revising the prior period consolidated statement of cash flows for the immaterial error in this Form 10-K and is not amending previously-filed reports.

        The following tables reconcile the Company's consolidated statements of cash flows from the previously-reported results to the revised results for the year ended December 31, 2008—which includes, as applicable, the impact of reclassification on the change in reporting noncontrolling interests attributable to the Company's adoption of the FASB guidance that established new accounting and reporting standards for noncontrolling interests—see Note 1(r):

Year Ended December 31, 2008
(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(49,189)
Impact of revision on purchases of Portfolio Assets	78,516
Impact of revision on proceeds applied to principal on Portfolio Assets	(49,041)
Impact of reclassification on change in reporting noncontrolling interests—see Note 1(r)	(2,151)

Cash flows from operating activities (as revised)	$(21,865)

Cash flows from investing activities (as reported)	$(18,435)
Impact of revision on purchases of Portfolio Assets	(78,516)
Impact of revision on proceeds applied to principal on Portfolio Assets	49,041

Cash flows from investing activities (as revised)	$(47,910)

2. Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (Portfolio Asset collections, loan sales and service fees), equity distributions from Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings.

        Cash generated from our operations and investments is dependent primarily upon our ability to collect on our consolidated Portfolio Assets (and Portfolio Assets in our Acquisition Partnerships) and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

loan investments. Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite the deterioration in general economic and credit market conditions over the past two years, we continue to have access to liquidity to fund our Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segment through our credit facility commitments with external lenders. We believe that funds generated from our operations and investments (as described above)—together with existing cash and available borrowings under our existing credit agreements—will be sufficient to finance our current operations and support our growth at least through the next twelve months.

        The following is a summary of FirstCity's primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  $225.0 Million Revolving Loan Facility—Bank of Scotland plc

        FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland plc ("Bank of Scotland") that matures on April 1, 2011 (as amended—see discussion below). The revolving loan facility is used to finance the senior debt and equity portion of Portfolio Asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries. The primary terms and key covenants of this revolving credit facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) London Interbank Offering Rate ("LIBOR") plus 2.5%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of indebtedness to tangible net worth (as defined) not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

  •
  Provides for a minimum tangible net worth (as defined) of $50.0 million for the last day of each fiscal quarter;

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

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

        FirstCity has $24.8 million in Euro-denominated debt on the $225.0 million revolving loan facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. Net foreign currency translation gains included in accumulated other comprehensive income (loss) relating to the Euro-denominated debt was $4,000 for 2009 and $2.6 million for 2008.

        On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to this $225.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008. These amended definitions are included in the primary terms and key covenants outlined above.

        On and effective March 26, 2010, FirstCity and Bank of Scotland entered into an amendment to this $225.0 million revolving loan facility to extend the maturity date to April 1, 2011. The credit amendment did not change the other primary terms and covenants of this loan facility. In connection with this amendment, FirstCity paid a $0.5 million amendment fee to Bank of Scotland.

  $100.0 Million Revolving Loan Facility—Bank of Scotland

        FH Partners LLC ("FH Partners"), a wholly-owned subsidiary of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio Asset purchases by FH Partners. This revolving loan facility matures on April 1, 2011 (as amended—see discussion below), and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its consolidated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

subsidiaries. The primary terms and key covenants of this revolving loan facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans that may be outstanding under the loan facility is $100.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) LIBOR plus 2.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a cash conversion rate (as defined) of not less than 35% for the four fiscal quarters then ended; and

  •
  Provides other financial covenants that generally mirror the key covenants of the $225.0 million revolving loan facility that FirstCity has with Bank of Scotland (as described above).

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

        On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to this $100.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008.

        On and effective March 26, 2010, FH Partners and Bank of Scotland entered into an amendment to this $100.0 million revolving loan facility to extend the maturity date to April 1, 2011. The credit amendment did not change the other primary terms and covenants of this loan facility.

  $25.0 Million Subordinated Credit Agreement—BoS(USA), Inc.

        FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), Inc. ("BoS(USA)"), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with Portfolio Asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures on April 1, 2011 (as amended—see discussion below), and is

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries. The primary terms and key covenants of this loan facility, as amended, are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) LIBOR plus 5.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of indebtedness to tangible net worth (as defined) not to exceed 5.00 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth (as defined) of $55.9 million for the last day of each fiscal quarter;

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

        At December 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with BoS(USA).

        In connection with a previous financing arrangement, FirstCity issued a warrant to BoS(USA) to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. This warrant also entitled BoS(USA) with additional warrants under certain specific situations to retain its ability to own approximately 4.86% of the Company's voting common stock. The warrant expired on December 31, 2009 without being exercised.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

        On March 30, 2009, FirstCity and BoS(USA) entered into an amendment to this $25.0 million subordinated credit agreement to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity (as provided by FASB's accounting and reporting guidance on non-controlling interests issued in December 2007) for fiscal quarters ending after December 31, 2008. These amended definitions are included in the primary terms and key covenants outlined above.

        On and effective March 26, 2010, FirstCity and Bank of Scotland entered into an amendment to this $100.0 million revolving loan facility to extend the maturity date to April 1, 2011. The credit amendment did not change the other primary terms and covenants of this loan facility.

  Banco Santander, S.A.

        FirstCity Mexico SA de CV, a wholly-owned Mexican subsidiary of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at December 31, 2009, which was equivalent to $11.0 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

  Wells Fargo Capital Finance, LLC

        At December 31, 2009, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance, LLC ("WFCF"), for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of ABL's assets. In connection with this loan facility, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

  •
  Provides for a borrowing base for originating loans by which (a) the sum of (1) up to 100% of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to 80% of the net eligible non-guaranteed real estate loans originated by ABL, plus (3) up to 70% of the net eligible non-guaranteed mixed collateral loans, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFCF;

  •
  Provides for alternate interest rates as follows: (i) in the event of a LIBOR rate loan, interest shall accrue at a per annum rate equal to the sum of (a) the LIBOR rate for the applicable

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

2. Liquidity and Capital Resources (Continued)

    interest period plus (b) the LIBOR rate margin of 4.25%; (ii) in the case of a base rate loan, interest shall accrue at a floating per annum rate equal to the greater of (a) the Wells Fargo base rate plus the base rate margin of 4.25%, or (b) seven and one-half percent (7.50%) per annum; and (iii) otherwise, at a floating per annum rate equal to the greater of (a) the Wells Fargo base rate plus the base rate margin of 4.25%, or (B) seven and one-half percent (7.5%) per annum;

  •
  Provides in the event of the termination of the facility by ABL for a prepayment fee of 3.0% of the maximum credit line if paid prior to January 31, 2011, and 2.0% of the maximum credit line if paid during the period beginning February 1, 2011 and ending January 30, 2012;

  •
  Provides for a minimum tangible net worth requirement of $5.5 million plus 100% of the positive amounts (less negative amounts) of ABL's net income in 2009 and thereafter;

  •
  Provides for a maximum delinquent and defaulted loan ratio of (a) the sum of delinquent non-guaranteed notes receivable and defaulted non-guaranteed notes receivable to (b) non-guaranteed notes receivable, not to exceed 8.0%; and

  •
  Provides for a maximum loan loss ratio of (a) loan losses for the twelve-month period being measured to (b) the average amount of all non-guaranteed notes receivable outstanding during such twelve-month period, not to exceed 3.0%.

        At December 31, 2009, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF, except for the covenant related to delinquent and defaulted loans. At the end of each month, ABL's ratio of delinquent and defaulted non-guaranteed loans should not exceed 8.0% (ABL's measure under this condition was 9.5% at December 31, 2009). WFCF waived this covenant requirement of the agreement as of December 31, 2009.

3. Business Acquisitions

        The following is a summary of acquisitions completed by the Company in 2009 and 2008 that were accounted for as business combination transactions or noncontrolling interest purchases:

  U.S. Manufacturing Company

        On December 11, 2009, the Company, through its majority-owned Special Situations Platform subsidiary, acquired 87.45% of the common stock of BEI Holding Corporation ("BEI"). BEI engages principally in the design, production and sale of radio broadcasting equipment and software solutions. BEI is headquartered in Illinois and has sales throughout North America, as well as Latin America, Europe, Asia and Africa. The results of BEI's operations have been included in the Company's consolidated financial statements since December 11, 2009, and are included in our Special Situations Platform business segment (see Note 18). The acquisition compliments the investment strategies of our Special Situations Platform business segment and provides the Company with a majority ownership interest in a leading provider of mission-critical solutions for over-the-air and Internet radio.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

3. Business Acquisitions (Continued)

        The following table summarizes the consideration transferred to acquire BEI and the amounts of identified assets acquired and liabilities assumed, based on their fair values (amounts in thousands):

At December 11, 2009 (acquisition date):
Fair value of consideration transferred:
Cash		$6
Recognized amounts of identified assets acquired and liabilities assumed:
Cash	$1,571
Accounts receivable	2,565
Inventory	3,323
Property, plant and equipment	704
Other tangible assets	196
Intangible assets:
Proprietary technology	1,030
Trade name and trademarks	878
Other	121
Trade and other payables	(6,572)
Borrowings	(3,000)

Total identifiable net assets		816

Bargain purchase gain		$810

        The excess of the purchase price over the net identifiable assets was recognized as a bargain purchase gain and is included in "Gain on business combinations" on the Company's statement of operations for 2009. The gain was largely driven by depressed market conditions in the radio broadcast industry, which allowed for an attractive acquisition price. BEI contributed net revenues of $560,000 and earnings from operations of $71,000 to the Company for the period December 11, 2009 to December 31, 2009.

        The following table provides unaudited pro forma information of the Company as if the acquisition of BEI had occurred at the beginning of each period presented. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

	Unaudited
	Pro Forma Year Ended December 31:
(dollars in thousands)	2009	2008
Revenue	$101,913	$80,427
Net earnings (loss)	17,045	(47,459)

  French Acquisition Partnerships

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN (a French Acquisition Partnership) for $1.5 million. As a result of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

3. Business Acquisitions (Continued)

the additional equity purchase, the Company's ownership interest in UBN increased to 53.5%, resulting in UBN becoming a consolidated subsidiary of the Company. The transaction was accounted for as a step acquisition, and accordingly, UBN's assets of $23.8 million (including $1.2 million in cash) and liabilities of $1.6 million were included in the Company's consolidated balance sheet at the date of the step acquisition. The Company previously accounted for its investment in UBN under the equity method of accounting, and the carrying amount of the Company's 45.75% equity interest in UBN at the time of the step acquisition approximated $10.2 million. UBN's results of operations since the step acquisition date have been included in the Company's consolidated statements of operations.

        In May 2009, the Company, through a majority-owned subsidiary (UBN), acquired additional ownership interests (ranging from 55.0% to 95.0%) in sixteen French Acquisition Partnerships for $7.8 million in cash. As a result of the transaction, the Company acquired a majority ownership interest (i.e. controlling financial interest) in each of the sixteen French entities—resulting in the entities becoming consolidated subsidiaries of the Company. Prior to this transaction, the Company, through a wholly-owned subsidiary, owned a direct equity-method investment in nine of the French entities (the aggregate carrying value of the Company's equity-method investments in these nine French entities approximated $0.5 million at the time of the transaction). In addition, prior to this transaction, the Company, through an equity-method investee, owned an indirect equity-method investment in all of the French entities.

        The transaction was accounted for as a business combination, and accordingly, the French entities' assets (primarily non-performing loans) and liabilities and the noncontrolling interests were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The fair value of the Portfolio Assets was measured using a discounted cash flow model, employing a 20% market discount rate, based on the projected future cash flows of the underlying loan portfolios. In management's opinion, the market discount rate used in the cash flow model reflects the rate of return a market participant would consider for this type of loan investment. The amounts attributable to the French entities that were included in the Company's consolidated balance sheet on the acquisition date are as follows (in thousands):

Cash	$766
Portfolio Assets	12,912
Other liabilities	766
Noncontrolling interests (component of FirstCity's equity)	3,080

        In addition, pursuant to accounting provisions applicable to business combinations, the Company's previously-held direct equity-method investments in nine of the French entities were remeasured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying value of $0.5 million by approximately $1.5 million. As such, the Company recognized a $1.5 million gain attributable to the remeasurement of its previously-held equity interests on the acquisition date (included in "Business combination gains" on the Company's consolidated statement of operations for 2009).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

3. Business Acquisitions (Continued)

  Property Acquisition

        In June 2008, the Company, through its majority-owned Special Situations Platform subsidiary, acquired an 80% interest in 122-132 West Pierpont Avenue in Salt Lake City, Utah for approximately $2.2 million in cash. The property consists of office and retail buildings. The estimated fair value of the primary assets acquired and liabilities assumed at the date of acquisition included $1.4 million for land; $6.1 million for buildings; $2.1 million for tenant improvements and lease-related intangible assets; and $7.6 million for a note payable. The acquisition has been accounted for as a purchase business combination. The results of the property's operations since the acquisition date have been included in the consolidated financial statements.

  Acquisitions of Noncontrolling Interests

        In May 2009, the Company purchased noncontrolling interests in two majority-owned subsidiaries (UBN and WAMCO 80) already included in the Company's consolidated financial statements. The Company paid $2.8 million in cash for the purchased noncontrolling interests. On the respective acquisition dates, the Company's carrying values of the purchased noncontrolling interests approximated $3.6 million. Under accounting provisions applicable to noncontrolling interest transactions, the Company accounted for the purchased noncontrolling interests as equity transactions, and recognized the $0.8 million difference between the purchase prices and the carrying values of the noncontrolling interests acquired as an increase to the Company's consolidated paid-in capital.

4. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2009 (Dollars in thousands)
	Outstanding Balance	Allowance for Loan Losses	Outstanding Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$192,920	$6,927	$185,993
Purchased performing loans	3,986	25	3,961
UBN(1):
Non-performing loans	60,929	58,624	2,305
Performing loans	1,555	—	1,555
Other	4,381	249	4,132

Total	$263,771	$65,825	$197,946

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

4. Portfolio Assets (Continued)

	December 31, 2008 (Dollars in thousands)
	Outstanding Balance	Allowance for Loan Losses	Outstanding Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$125,108	$13,909	$111,199
Purchased performing loans	2,757	40	2,717
UBN(1):
Non-performing loans	62,208	62,150	58
Performing loans	1,705	—	1,705
Other	5,724	266	5,458

Total	$197,502	$76,365	$121,137

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Real Estate Portfolios:
Real estate held for sale	$17,051	$17,484
Real estate held for investment, net(2)	9,387	9,592

Total	$26,438	$27,076

(1)
Represents a loan portfolio that was added to FirstCity's consolidated balance sheet in September 2008 in connection with its step-acquisition of UBN (former equity-method investee). See Notes 1(f) and 3.

(2)
Includes lease-related intangible balances (net) of approximately $0.8 million and $1.0 million at December 31, 2009 and December 31, 2008, respectively.

        Certain Portfolio Assets are pledged to secure a $100.0 million revolving loan facility between FH Partners and Bank of Scotland (see Note 2). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

4. Portfolio Assets (Continued)

        Income from Portfolio Assets is summarized as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Loan Portfolios
Purchased Credit-Impaired Loans	$50,750	$16,733
Purchased performing loans	299	450
UBN	1,030	402
Other	610	963
Real Estate Portfolios	1,146	2,231

Income from Portfolio Assets	$53,835	$20,779

        During 2009, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $3.7 million—which is comprised of $1.9 million of impairment charges on real estate portfolios and $1.8 million of provision for loan losses, net of recoveries. During 2008, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $16.9 million—which is comprised of $2.9 million of impairment charges on real estate portfolios and $14.0 million of provision for loan losses, net of recoveries.

        Changes in the allowance for loan losses on Portfolio Assets are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$(76,365)	$(1,723)
Provisions	(5,621)	(14,832)
Recoveries	3,776	869
Charge offs	15,819	3,151
Increase due to UBN step acquisition	—	(66,576)
Translation adjustments	(3,434)	2,746

Ending Balance	$(65,825)	$(76,365)

        Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of December 31, 2009 and 2008. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company's decrease in its

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

4. Portfolio Assets (Continued)

estimates of future cash flows. Changes in accretable yield related to the Company's Purchased Credit-Impaired Loans for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$58,114	$35,951
Additions	23,077	24,809
Accretion	(16,752)	(13,995)
Reclassification from (to) nonaccretable difference	(3,316)	19,057
Disposals	(11,304)	(2,588)
Transfer to non-accrual	(37,131)	(3,444)
Translation adjustments	235	(1,676)

Ending Balance	$12,923	$58,114

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

        Purchased Credit-Impaired Loans for 2009 and 2008 are summarized in the table below:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Face value at acquisition	$342,658	$193,394
Cash flows expected to be collected at acquisition, net of adjustments	256,460	98,667
Basis in acquired loans at acquisition	184,231	73,858

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable

        The following is a composition of the Company's loans receivable by loan type and region:

	December 31,
	2009	2008
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates, net of allowance for loan losses of $67 and $-0-, respectively	$13,177	$12,794
SBA, net of allowance for loan losses of $490 and $34, respectively	16,266	19,306
Other, net of allowance for loan losses of $-0- and $581, respectively	1,402	2,732
Real estate:
Other	8,831	10,801
Foreign—commercial and industrial:
Affiliates	12,945	14,286

Total loans, net	$52,621	$59,919

Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Outstanding balance	$24,757	$25,747
Allowance for loan losses	(67)	—
Discounts, net	(237)	—
Capitalized interest	1,669	1,333

Carrying amount of loans, net	$26,122	$27,080

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable (Continued)

        A summary of activity in loans receivable—affiliates follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$27,080	$5,447
Advances	9,008	24,950
Payments received	(10,336)	(3,837)
Capitalized interest	336	853
Provision for loan impairment	(67)	—
Discount accretion, net	37	—
Other noncash adjustments	—	(163)
Foreign exchange gains (losses)	64	(170)

Ending Balance	$26,122	$27,080

        Loans receivable—affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Loans receivable—affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded $0.1 million of provisions for impairment on loans receivable—affiliates in 2009.

Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Outstanding balance	$821	$4,840
Capitalized costs	—	61

Carrying amount of loans, net	$821	$4,901

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable (Continued)

        Changes in loans receivable—SBA held for sale are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$4,901	$133
Originations and advances of loans	18,063	9,736
Payments received	(237)	(120)
Capitalized costs	342	153
Loans sold, net	(22,248)	(5,001)

Ending Balance	$821	$4,901

        Loans receivable—SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by the borrowing entities' assets such as accounts, property and equipment, and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost in 2009 and 2008.

Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Outstanding balance	$17,072	$15,509
Allowance for loan losses	(490)	(34)
Discounts, net	(1,245)	(1,120)
Capitalized costs	108	50

Carrying amount of loans, net	$15,445	$14,405

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable (Continued)

        Changes in loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$14,405	$14,234
Originations and advances of loans	3,575	3,236
Payments received	(1,848)	(3,061)
Capitalized costs	59	46
Allowance for loan losses	(456)	117
Discount accretion, net	(137)	198
Charge offs	(43)	(365)
Transfers to other real estate owned	(110)	—

Ending Balance	$15,445	$14,405

        Loans receivable—SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are generally secured by the borrowing entities' assets such as accounts, property and equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.5 million in 2009 and $0.2 million in 2008.

        Changes in the allowance for loan losses on loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$(34)	$(151)
Provisions	(623)	(268)
Recoveries	124	20
Charge Offs	43	365

Ending Balance	$(490)	$(34)

        At December 31, 2009, the Company's recorded investment in impaired and non-accrual loans receivable—SBA held for investment totaled $1.0 million. The average recorded investment in these impaired and non-accrual loans approximated $0.4 million for the year ended December 31, 2009. At December 31, 2009, there were $0.4 million of valuation allowances specifically related to these loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable (Continued)

Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Outstanding balance	$9,992	$13,929
Allowance for loan losses	—	(581)
Discounts, net	(7)	(20)
Capitalized interest and costs	248	205

Carrying amount of loans, net	$10,233	$13,533

        Changes in loans receivable—other are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$13,533	$5,995
Advances	7,570	14,236
Payments received	(9,969)	(5,757)
Capitalized interest and costs	43	(313)
Allowance for loan losses	581	(581)
Discount accretion, net	13	12
Charge-offs	(1,548)	—
Foreign exchange gains (losses)	10	(59)

Ending Balance	$10,233	$13,533

        Loans receivable—other include loans made to non-affiliated entities and are secured by the borrowing entities' assets such as accounts receivable, inventory, property and equipment, and various other assets. The Company recorded net impairment provisions on loans receivable—other of $1.0 million in 2009 and $0.6 million in 2008.

        Changes in the allowance for loan losses on loans receivable—other are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$(581)	$—
Provisions	(967)	(581)
Charge-offs	1,548	—

Ending Balance	$—	$(581)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

5. Loans Receivable (Continued)

        At December 31, 2009, the Company's recorded investment in impaired and non-accrual loans receivable—other totaled $8.9 million. The average recorded investment in these impaired and non-accrual loans approximated $5.6 million for the year ended December 31, 2009. At December 31, 2009, there were no valuation allowances specifically related to these loans. In 2009, the Company recorded accrued interest income of $0.6 million on these impaired and non-accrual loans, and reversed approximately $0.6 million of unpaid interest on these loans against interest income.

6. Equity Investments

        The Company has equity investments in Acquisition Partnerships and their general partners, and investments in various servicing and operating entities, that are accounted for under the equity method of accounting—refer to Note 1(c). The condensed combined financial position and results of operations of the Acquisition Partnerships (which include the domestic and foreign Acquisition Partnerships and their general partners), and the servicing and operating entities, are summarized as follows:

Condensed Combined Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$282,999	$297,805

Liabilities	$97,135	$92,654
Net equity	185,864	205,151

	$282,999	$297,805

Servicing and operating entities:
Assets	$134,384	$126,136

Liabilities	$79,375	$77,182
Net equity	55,009	48,954

	$134,384	$126,136

Total:
Assets	$417,383	$423,941

Liabilities	$176,510	$169,836
Net equity	240,873	254,105

	$417,383	$423,941

Equity investment in Acquisition Partnerships	$41,029	$46,084
Equity investment in servicing and operating entities	30,462	26,903

	$71,491	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

6. Equity Investments (Continued)

Condensed Combined Summary of Operations

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Income from Portfolio Assets	$37,584	$86,612
Other income	442	1,540

Revenues	38,026	88,152
Interest expense	4,715	10,517
Service fees	11,172	23,011
Provision for loan and impairment losses	18,090	21,132
Asset-level expenses	7,447	12,321
Other operating costs	5,022	10,996
Foreign currency (gains) losses	(3,234)	14,473
Income tax expense (benefit) and other taxes	(197)	1,785

Expenses	43,015	94,235

Equity in earnings of subsidiaries	—	1,567

Net loss	$(4,989)	$(4,516)

Servicing and operating entities:
Income from Portfolio Assets	$26,014	$39,899
Servicing fees	20,433	40,321
Other income, net	31,581	29,490

Total revenues	78,028	109,710
Expenses	78,202	107,613

Net earnings (loss)	$(174)	$2,097

Equity in earnings (loss) of Acquisition Partnerships	$(193)	$962
Equity in loss of servicing and operating entities	(71)	(734)

	$(264)	$228

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN (refer to Note 3). As a result of this additional equity purchase, the Company's ownership interest in UBN increased to 53.5%, resulting in UBN converting from an equity-method investment to a consolidated subsidiary of the Company at the acquisition date. The Company previously accounted for its investment in UBN under the equity method of accounting. As such, the assets, liabilities and equity of UBN are not included in the applicable balance sheet tables above and below at December 31, 2008; and its results of operations from September 9, 2008 to December 31, 2008 are not included in the applicable earnings tables above and below for the year ended December 31, 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

6. Equity Investments (Continued)

        At December 31, 2009 and 2008, the Acquisition Partnerships' total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $180.0 million and $136.2 million, respectively.

        The combined assets and equity (deficit) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company's equity investments in those unconsolidated entities are summarized by geographic region below.

	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Domestic:
Acquisition Partnerships	$58,190	$62,249
Operating entities	31,481	19,787
Latin America:
Acquisition Partnerships	139,214	142,340
Servicing entities	13,328	14,122
Europe:
Acquisition Partnerships	85,595	93,216
Servicing entities	89,575	92,227

	$417,383	$423,941

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

6. Equity Investments (Continued)

	December 31,
	2009	2008
	(Dollars in thousands)
Equity:
Domestic:
Acquisition Partnerships	$36,696	$29,614
Operating entities	5,574	3,710
Latin America:
Acquisition Partnerships	115,768	128,416
Servicing entities	427	1,970
Europe:
Acquisition Partnerships	33,400	47,121
Servicing entities	49,008	43,274

	$240,873	$254,105

Equity investment in Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$13,575	$14,542
Operating entities	1,659	953
Latin America:
Acquisition Partnerships	17,532	18,657
Servicing entities	2,677	2,876
Europe:
Acquisition Partnerships	9,922	12,885
Servicing entities	26,126	23,074

	$71,491	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

6. Equity Investments (Continued)

        Revenues and earnings (losses) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company's share of equity in earnings (losses) of those unconsolidated entities are summarized by geographic region below.

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Revenues:
Domestic:
Acquisition Partnerships	$9,624	$10,915
Operating entities	30,095	24,563
Latin America:
Acquisition Partnerships	11,908	36,055
Servicing entities	10,064	18,470
Europe:
Acquisition Partnerships	16,494	41,182
Servicing entities	37,869	66,677

	$116,054	$197,862

Net earnings (loss):
Domestic:
Acquisition Partnerships	$2,758	$(3,535)
Operating entities	1,863	2,410
Latin America:
Acquisition Partnerships	(6,196)	(19,533)
Servicing entities	(2,082)	(1,104)
Europe:
Acquisition Partnerships	(1,551)	18,552
Servicing entities	45	791

	$(5,163)	$(2,419)

Equity in earnings (loss) of Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
Acquisition Partnerships	$1,233	$(1,916)
Operating entities	940	953
Latin America:
Acquisition Partnerships	(828)	(2,215)
Servicing entities	(1,041)	(556)
Europe:
Acquisition Partnerships	(598)	5,093
Servicing entities	30	(1,131)

	$(264)	$228

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

6. Equity Investments (Continued)

        At December 31, 2009, the Company had $24.8 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. Net foreign currency translation gains included in accumulated other comprehensive income (loss) relating to the Euro-denominated debt was $4,000 for 2009 and $2.6 million for 2008.

7. Servicing Assets—SBA Loans

        The Company recognizes servicing assets through the sale of originated or purchased SBA loans when the rights to service those loans are retained. Servicing rights purchased or resulting from the sale of loans are initially recognized at fair value at the date of acquisition or transfer. The Company subsequently measures the carrying value of the servicing assets by using the amortization method, which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

        Changes in the Company's amortized servicing assets are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$785	$885
Servicing assets capitalized	543	95
Servicing assets amortized	(213)	(195)

Ending Balance	$1,115	$785

Reserve for impairment of servicing assets:
Beginning Balance	$(63)	$(42)
Impairments	(49)	(79)
Recoveries	53	58

Ending Balance	$(59)	$(63)

Ending Balance (net of reserve)	$1,056	$722

Fair value of amortized servicing assets:
Beginning balance	$773	$843
Ending balance	$1,162	$773

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

7. Servicing Assets—SBA Loans (Continued)

        The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 12.1%, prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans), and weighted average lives of the underlying assets ranging from 57 to 300 months and a combined weighted average life of 208 months. In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

8. Notes Payable

        Notes payable consisted of the following:

Notes payable to banks:	Interest Rate	Other Terms and Conditions	Outstanding Borrowings as of December 31, 2009	Outstanding Borrowings as of December 31, 2008
			(Dollars in thousands)
Bank of Scotland $225 million revolving loan facility:		Secured by substantially all assets of FirstCity and certain subsidiaries and
US Dollar denominated, Tranche 1	LIBOR-indexed (0.23125% at December 31, 2009) plus 2.5%	guaranteed by substantially all of FirstCity's consolidated subsidiaries,	$157,500	$96,380
US Dollar denominated, Tranche 2	Prime (3.25% at December 31, 2008) plus 0.5%	matures April 2011 (as amended)	—	2,000
Euro currency denominated	LIBOR-indexed (.43625% at December 31, 2009) plus 2.5%		24,824	32,125
Bank of Scotland $100 million revolving loan facility	LIBOR-indexed (.23313% at December 31, 2009) plus 2.0%	Secured by all assets of FH Partners and guaranteed by FirstCity and certain of its consolidated subsidiaries, matures April 2011 (as amended)	58,506	68,015
BoS(USA) $25 million subordinated credit agreement	LIBOR + 5.0%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries, matures April 2011 (as amended)	25,000	7,488
WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	10,694	13,449
Banco Santander term loan denominated in Mexican pesos	28-day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2010, commitment amount 142.2 million MXN	10,986	10,766
Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity's consolidated railroad subsidiaries, matures March 2011	3,086	3,490
Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity's consolidated railroad subsidiaries, matures March 2011	395	—
Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,452	7,556
B.E.S.V. term loan	1-month Eurobor + 3.5%	Secured by UBN's beneficial interests in certain portfolio entities, matures May 2011	5,433	—
American Bank term loan	5.0% fixed	Secured by assets of FC Washington and guaranteed by FirstCity, matures May 2011	493	707
Participations payable	9.9% - 23.2% imputed rates	Participation agreements on 10% - 33% of net cash flows received on portfolios	1,519	913

			305,888	242,889
Note payable to affiliate:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,838	8,658

Total notes payable			$313,726	$251,547

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

8. Notes Payable (Continued)

        Refer to Note 2 for a description of the terms related to the Company's Senior Credit Facility, Acquisition Facility and Subordinated Credit Facility at December 31, 2009 and other matters concerning the Company's liquidity.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2009, the Company was in compliance with these covenants. The aggregate principal maturities of notes payable (as amended) for the five years ending December 31, 2012 are as follows: $11.6 million in 2010, $275.3 million in 2011, $10.7 million in 2012, $0.7 million in 2013, and $15.4 million in 2015 and thereafter.

9. Stockholders' Equity

        The Company's common stock shareholders are entitled to one vote for each share on all matters submitted to a vote of common stockholders. In order to preserve certain tax benefits available to the Company, transactions involving stockholders holding or proposing to acquire more than 4.75% of outstanding common shares are prohibited unless the prior approval is obtained from the Company's Board of Directors.

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

        Under a stock repurchase plan that was approved by the Board of Directors in 2006 (as amended in 2008), FirstCity was authorized to repurchase up to 1,500,000 shares of its common stock. In 2008, FirstCity completed the purchase of 1,500,000 common stock shares under this plan by acquiring 919,500 shares of its common stock on the open market for approximately $4.9 million.

        In connection with a previous financing arrangement, FirstCity issued a warrant to BoS(USA) to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. This warrant also entitled BoS(USA) with additional warrants under certain specific situations to retain its ability to own approximately 4.86% of the Company's voting common stock. The warrant expired on December 31, 2009 without being exercised.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

10. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive loss is comprised of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$956	$(3,766)
Net unrealized gains on securities available for sale(1)	2,504	40

Total accumulated other comprehensive income (loss)	$3,460	$(3,726)

(1)
Includes $1.4 million at December 31, 2009 attributable to FirstCity's proportionate share of net unrealized gains recorded by an investee accounted for under the equity method of accounting.

11. Foreign Currency Exchange Risk Management

        We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company's business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company's net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At December 31, 2009, the Company carried $24.8 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

        The effective portion of the net foreign investment hedge is reported in accumulated other comprehensive income (loss) ("AOCI") as part of the cumulative translation adjustment. Any ineffective portion of the net foreign investment hedge is recognized in earnings as other income (expense) during the period of change. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments.

        At December 31, 2009, the carrying value and line item caption of the Company's non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

Non-Derivative Instrument in Net Investment Hedging Relationship	Balance Sheet Location	Carrying Value
Euro-denominated debt	Notes payable to banks	$24,824

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

11. Foreign Currency Exchange Risk Management (Continued)

        The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Non-Derivative Instrument in Net Investment Hedging Relationship	Year Ended December 31, 2009	Year Ended December 31, 2008	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31, 2009	Year Ended December 31, 2008
Euro-denominated debt	$4	$2,629	Other income (expense)	$—	$—

12. Stock-Based Compensation

        The Company has two stock option and award plans for the primary benefit of its non-management directors and key employees—the 2004 Stock Option and Award Plan and the 2006 Stock Option and Award Plan. These plans are administered by the Compensation Committee of the Board of Directors and enable the Company to make stock awards up to a total of 800,000 common shares in various forms and combinations including incentive stock options, nonqualified stock options, performance-based awards and restricted stock. Shares subject to options granted under these plans that terminate without being exercised will become available for grant.

        In addition, at the 2009 annual meeting of FirstCity stockholders held on November 13, 2009, the stockholders approved the 2010 Stock Option and Award Plan. This plan, which will also be administered by the Compensation Committee of the Board of Directors, will enable the Company to make stock awards up to a total of 300,000 common shares (net of shares cancelled and forfeited) in various forms and combinations including stock options, performance shares and restricted stock. The 2010 Stock Option and Award Plan will become effective on April 1, 2010.

        At December 31, 2009 and 2008, the Company's stock-based compensation arrangements consisted of stock options only. The Company's stock option awards are generally granted with an exercise price equal to the market price of FirstCity's common stock at the date of issuance. These stock option awards generally vest based on four years of continuous service from the date of grant and have ten-year contractual terms. Certain stock options issued to non-employee directors are exercisable immediately.

        Accounting guidance on share-based payments requires companies to estimate the fair value of the awards on the date of the grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine fair value of its stock option awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those option shares that are expected to vest, based on the Company's historical experience and future expectations. The Company recorded share-based compensation expense of $0.6 million for each of the years ended December 31, 2009 and 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

12. Stock-Based Compensation (Continued)

        The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards on the grant date. The Company uses assumptions relating to expected life of options granted, expected volatility and risk-free interest rate to determine the fair value of stock option awards. The expected life of options granted represents the period of time for which the options are expected to be outstanding, taking into account the percentage of option exercises, the percentage of options that expire unexercised and the percentage of options outstanding. The expected volatility is based on the historical volatility of the Company's common stock over the estimated expected life of the options. The risk-free interest rate is derived from the U.S. Treasury rate with a maturity date corresponding to the stock options' expected life. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the options-pricing model. The Company also estimates option forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures significantly differ from those estimates. To determine an expected forfeiture rate, the Company uses historical experience as a proxy for forfeitures.

        The following table sets forth the grant-date fair value of stock options awarded in 2009 and 2008 using the Black-Scholes option-pricing model and the Company's underlying weighted average assumptions.

	Year ended December 31,
	2009	2008
Weighted average grant date fair value	$5.21 - $6.04	$3.05
Volatility	78% - 92%	78%
Risk-free interest rate	2.5%	3.73%
Expected life in years	7.8 - 10	5
Dividend yield	Zero	Zero

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

12. Stock-Based Compensation (Continued)

        A summary of the Company's stock option activity for the years ended December 31, 2009 and 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	879,150	$6.67
Granted	30,000	4.69
Exercised	(5,000)	2.43
Expired	(7,500)	29.69
Forfeited	(85,500)	8.28

Outstanding at December 31, 2008	811,150	$6.24
Granted	300,000	6.93
Exercised	(187,250)	3.05
Expired	—	—
Forfeited	(2,500)	9.85

Outstanding at December 31, 2009	921,400	$7.10	6.22	$1,113

Exercisable at December 31, 2008	703,237	$5.69

Exercisable at December 31, 2009	601,900	$6.95	4.56	$965

        The total intrinsic value of stock options exercised during 2009 and 2008 was $0.8 million and $13,000, respectively. As of December 31, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

        A summary of the status and changes of FirstCity's non-vested shares as of December 31, 2009, and changes during 2009 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2009	107,913	$7.06
Granted	300,000	$5.72
Vested	(86,538)	$6.71
Forfeited	(1,875)	$9.85

Non-vested at December 31, 2009	319,500	$5.89

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

13. Income Taxes

        Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Federal and state current expense (benefit)	$98	$(164)
Federal deferred expense	—	20,101
Foreign current expense	1,905	169
Foreign deferred expense	179	98

Total	$2,182	$20,204

        The actual income tax expense attributable to earnings from continuing operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings from continuing operations before income taxes, non-controlling interest and accounting change) as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Computed expected tax expense (benefit)	$7,103	$(9,349)
Reduction in income taxes resulting from:
Expired net operating loss carryforward	29,963	—
Change in valuation allowance	(37,066)	29,450
Alternative minimum tax and state and foreign income tax	2,182	103

	$2,182	$20,204

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

13. Income Taxes (Continued)

        The following table displays the significant components of our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets (liabilities):
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$15,889	$12,286
Intangibles, principally due to differences in amortization	324	485
Tax basis in fixed assets less than book basis	123	49
Foreign non-repatriated earnings	(4,434)	(5,208)
Other	(2,462)	1,714
Capital loss carryforwards	16,013	18,342
Federal net operating loss carryforwards	43,520	78,371

Net gross deferred tax assets	68,973	106,039
Valuation allowance	(68,973)	(106,039)

Net deferred tax assets	$—	$—

        The Company recognizes deferred tax assets and liabilities based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2009 and 2008, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2009, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $124 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

13. Income Taxes (Continued)

generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. At December 31, 2009, the expiration dates of the Company's net operating loss carryforwards are as follows: $68.8 million in 2010; $0.2 million in 2011; $5.8 million in 2012; and $49.5 million from 2018 through 2027.

        On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or "Flat Tax") in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. Under accounting guidance for income taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax did not significantly impact the Company's deferred tax assets recognized as of December 31, 2009 and 2008.

        The Company accounts for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit ("UTB").

        The gross amount of UTBs on uncertain tax positions as of December 31, 2009 approximated $299,000, which if recognized, would impact the Company's effective income tax rate. A reconciliation of unrecognized tax benefits for 2009 follows (dollars in thousands):

Balance at December 31, 2007	$579
Payments and settlements	(2)
Lapse of statute of limitations	(228)

Balance at December 31, 2008	349
Payments and settlements	(50)
Lapse of statute of limitations	—

Balance at December 31, 2009	$299

        The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At December 31, 2009, interest and penalties of $92,000 are included in "Other liabilities" as income taxes payable.

        In a letter dated March 26, 2008, the Internal Revenue Service notified FirstCity of the completion of its examination on the Company's 2004 federal income tax return. The examination resulted in no changes to FirstCity's original tax return as filed. FirstCity currently files tax returns in approximately 35 states, and one of its consolidated subsidiaries is currently being examined in two states for the year

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

13. Income Taxes (Continued)

2004. Tax year 1994 and subsequent years are open to federal examination, and tax year 2005 and subsequent years are open to state examination.

14. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $193,000 in 2009 and $184,000 in 2008.

15. Leases

        The Company leases its corporate headquarters under a non-cancellable operating lease. The lease calls for monthly payments of $12,000 through its expiration in December 2011. Rental expense under this lease was $144,000 for 2009 and 2008. The Company also leases office space and equipment under operating leases expiring in various years prior to 2017. Rental expense under these leases for 2009 and 2008 was $769,000 and $793,000, respectively. As of December 31, 2009, the future minimum lease payments under all non-cancellable operating leases are as follows: $885,000 in 2010; $732,000 in 2011; $404,000 in 2012; $254,000 in 2013; $188,000 in 2014; and $282,000 thereafter.

16. Consolidated Railroad Operations

        The following table displays the amount of expenses attributable to the Company's consolidated railroad operations that are included in the total amounts reported for the corresponding captions in the Company's consolidated statements of operations for 2009 and 2008:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Interest and fees on notes payable	$150	$154
Salaries and benefits	1,019	1,031
Occupancy, data processing and other	1,088	1,245

Total operating expenses attributable to railroad operations	$2,257	$2,430

17. Fair Value

  Fair Value Measurements

        The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

17. Fair Value (Continued)

or liability. The accounting guidance on fair value measurements (see Note 1(r)) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

  Asset Measured at Fair Value on a Recurring Basis

        At December 31, 2009, the only financial or non-financial item that the Company measures at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction that the Company purchased in 2008 for $6.5 million). The Company measures fair value for this investment security using a discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. At December 31, 2009 and December 31, 2008, the carrying value of the investment security (at fair value) approximated $1.8 million and $5.3 million, respectively. The table below summarizes the changes to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

17. Fair Value (Continued)

the Level 3 asset measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2009	2008
Balance, beginning of period	$5,251	$—
Total net gains (losses) for the period included in:
Net income (loss)	—	—
Other comprehensive income	1,075	40
Purchases, sales, issuances and settlements, net	(4,490)	5,211
Net transfers into Level 3	—	—

Balance, end of period	$1,836	$5,251

  Assets Measured at Fair Value on a Non-Recurring Basis

        The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company's consolidated balance sheet at December 31, 2009 and 2008, the following table provides (1) the level of valuation assumptions used to determine each adjustment; (2) the carrying values of the related assets; and (3) the decrease in value of the assets that were measured at fair value on a non-recurring basis for which the fair value adjustment has been included in the Company's operations relating to the assets held at period-end:

					Total Losses
	Carrying Value at December 31, 2009
					Year Ended December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$12,460	$12,460	$(1,301)
Loans receivable—SBA held for investment(1)	—	—	829	829	(499)
Real estate held for sale(2)	—	7,231	—	7,231	(1,858)

					$(3,658)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

17. Fair Value (Continued)

					Total Losses
	Carrying Value at December 31, 2008(3)
					Year Ended December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$5,677	$5,677	$(2,148)
Loans receivable—SBA held for investment(1)	—	—	140	140	(248)
Servicing assets—SBA loans	—	—	534	534	(21)

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

(3)
Pursuant to the Company's adoption of FASB's accounting guidance on fair value measurements in 2008, the Company did not apply the fair value measurement provisions to non-recurring fair value measurements of non-financial Portfolio Assets (i.e. real estate held for sale) upon recognition of impairment charges on such assets during 2008. In accordance with guidance, the Company applied the fair value measurement provisions to non-financial Portfolio Assets effective January 1, 2009. See Note 1(r).

        The fair values of "Portfolio Assets—loans" and "Loans receivable—SBA held for investment," as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management's opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        The fair value of "Real estate held for sale," as measured on a non-recurring basis, is generally based on collateral valuations using observable inputs.

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

December 31, 2009 and 2008

17. Fair Value (Continued)

technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

  Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

        In addition to the methods and assumptions we use to measure the fair value of financial instruments as discussed in the section above, we used the following methods and assumptions to estimate the fair value of our financial instruments that are not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. Furthermore, because active markets do not exist for a significant portion of the Company's financial instruments, management uses present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. The amounts provided herein are estimates of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. However, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the financial instrument. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

        The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2009 and 2008 are as follows:

        Cash and Cash Equivalents:    The carrying amount of cash and cash equivalents approximated fair value at December 31, 2009 and 2008.

        Loans Receivable Held-for-Sale:    Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company's consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics. The carrying amount of loans held-for-sale approximated fair value at December 31, 2009 and 2008.

        Loan Portfolio Assets and Loans Receivable:    Estimated fair values of Portfolio Assets—loans and fixed-rate loans are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

17. Fair Value (Continued)

models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At December 31, 2009 and 2008, the carrying amounts of Portfolio Assets—loans and loans receivable (including accrued interest) approximated $253.0 million and $178.0 million, respectively, and the estimated fair values approximated $371.1 million and $238.4 million, respectively.

        Servicing Assets:    The Company relies primarily on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of its servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds; discount rate; and weighted average lives and interest rates of the underlying loans. The fair value estimate excludes the value of the servicing rights for loans sold in which the servicing rights have not been capitalized. At December 31, 2009 and 2008, the carrying amount of servicing assets approximated fair value.

        Notes Payable to Banks:    Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at December 31, 2009 and 2008.

        Note Payable to Affiliate:    Estimated fair value of the Company's note payable to affiliate (including related interest payable) is determined at the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At December 31, 2009 and 2008, the carrying amounts of note and interest payable to affiliate were $10.3 million and $9.5 million, respectively, and the estimated fair values approximated $6.5 million and $6.2 million, respectively.

18. Segment Reporting

        At December 31, 2009 and 2008, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of domestic and foreign partnerships and other entities ("Acquisition Partnerships") in which a partially-owned affiliate of the Company is the general partner and the Company and other investors are limited partners. The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

18. Segment Reporting (Continued)

        The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver"), which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in twelve to thirty-six months.

        Operating segment revenues and profitability, and a reconciliation to net earnings (loss) before deduction of net income attributable to noncontrolling interests for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$71,760	$38,402

Operating contribution (loss), net of direct taxes	18,260	(21,834)

Special Situations Platform:
Total revenues	7,683	6,408

Operating contribution, net of direct taxes	1,756	1,888

Total operating income (loss), net of direct taxes	20,016	(19,946)
Corporate Overhead:
Income from lawsuit settlement	6,119	—
Salaries and benefits, occupancy, professional and other income and expenses, net	(7,901)	(6,738)
Income tax benefit (expense)	510	(19,991)

Net earnings (loss) attributable to FirstCity	$18,744	$(46,675)

        Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of investments from the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

18. Segment Reporting (Continued)

Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as summarized as follows:

	Year ended December 31,
	2009	2008
	(Dollars in thousands)
Domestic	$57,542	$21,462
Latin America	10,445	10,158
Europe	2,553	6,015
Other	16	43

Total	$70,556	$37,678

        Total assets for each of the segments and a reconciliation to total assets are as follows:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Cash and cash equivalents	$80,368	$19,103
Restricted cash	1,364	1,217
Portfolio acquisition and resolution assets:
Domestic	225,406	167,211
Latin America	41,248	42,426
Europe	57,888	48,612
Other	—	228
Special situations platform assets	41,688	37,786
Other non-earning assets, net	17,112	12,354

Total assets	$465,074	$328,937

19. Variable Interest Entities

        In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with entities that involve variable interests. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. If an entity is determined to be a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we absorb a majority of expected losses or receive a majority of residual returns (if the losses or returns occur), or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through qualitative analysis, we use internal cash flow models

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

19. Variable Interest Entities (Continued)

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

        The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

        Acquisition Partnership VIEs—The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnership are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make significant decisions about the Acquisition Partnership's activities. The voting interests for all but two of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company is not the primary beneficiary of these minority-owned Acquisition Partnership VIEs as the majority of the variable interests are expected to accrue to the other non-affiliated investors. The Company is deemed to be the primary beneficiary for two Acquisition Partnership VIEs in which the Company owns a majority voting interest. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to FirstCity where we provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required.

        Operating Entity VIEs—The Company has significant variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by FirstCity Denver—our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all but one of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company is not the primary beneficiary of these minority-owned Operating Entity VIEs as the majority of the variable interests are expected to accrue to other non-affiliated investors. The Company is deemed to be the primary beneficiary for one Operating Entity VIE in which the Company owns a majority voting interest. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

19. Variable Interest Entities (Continued)

by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

        The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of December 31, 2009. We record third-party ownership in these consolidated VIEs in "Noncontrolling interests" in our consolidated balance sheet.

	Acquisition Partnership VIEs	Operating Entity VIEs
	(Dollars in thousands)
Cash	$13,860	$1,324
Portfolio Assets, net	48,993	—
Other assets	11	8,632

Total assets of consolidated VIEs	$62,864	$9,956

Total other liabilities of consolidated VIEs	$844	$6,069

        The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of December 31, 2009 related to the Company's variable interests in non-consolidated VIEs. The Company does not have any consolidated VIEs for which it holds a minority voting interest in the entity.

	Assets on FirstCity's Consolidated Balance Sheet
			FirstCity's Maximum Exposure to Loss(1)
Type of VIE	Loans Receivable	Equity Investment
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,179	$18,604	$21,862
Operating Entity VIEs	16,332	1,110	17,442

Net assets acquired	$18,511	$19,714	$39,304

(1)
Includes maximum exposure to loss attributable to FirstCity's debt guarantees provided for certain Acquisition Partnership VIEs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

20. Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and certain other related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from these affiliates approximated $8.2 million in 2009 and $9.9 million in 2008.

        FirstCity Servicing Corporation ("FCSC"), a wholly-owned affiliate of the Company, and MCS et Associates ("MCS"), an equity-method investee of the Company in which FCSC has an 11.89% ownership interest, are parties to certain agreements to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to these agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS in other income of $0.4 million in 2009 and 2008 each.

        In 2008, through a series of related-party transactions, FC Acquisitions SRL de CV ("FC Acquisitions"), a majority-owned Mexican affiliate of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV ("MCS Trust") by FC Acquisitions, in addition to a note receivable from MCS Trust held by BMX Holding III LLC ("BMX Holding III"), a majority-owned affiliate of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, an equity-method investee of FirstCity (FirstCity has an 8.0% ownership interest in BMX Holding II). All intercompany transfers approximated $8.7 million, and both notes carry an interest rate of 20.0%. At December 31, 2009 and 2008, the note receivable held by BMX Holding III had a carrying amount of $7.8 million and $8.7 million, respectively (reported in "Loans receivable—affiliates" on the Company's consolidated balance sheet), and accrued interest of $2.5 million and $0.8 million, respectively (reported in "Other assets, net" on the Company's consolidated balance sheet). At December 31, 2009 and 2008, the note payable to MCS Trust had a carrying amount of $7.8 million and $8.7 million, respectively (reported in "Notes payable to affiliate" on the Company's consolidated balance sheet), and accrued interest of $2.5 million and $0.8 million, respectively (reported in "Other liabilities" on the Company's consolidated balance sheet). The terms and carrying amount of the note payable to MCS Trust are summarized in Note 8. Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

        The Company owns 80% of FirstCity Denver—a special situations investment platform that was formed for the purpose of investing primarily in middle-market private companies through flexible capital structuring arrangements. The other 20% interest in FirstCity Denver is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard Horrigan and Stephen Schmeltekopf. Mr. Horrigan, President of FirstCity Denver, and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver, are also employees of FirstCity Denver and have employment contracts with FirstCity Denver.

21. Commitments and Contingencies

  Legal Proceedings

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings arising in the ordinary course of business. In view of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

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

  FCLT Litigation

        On January 19, 2005, Prudential Financial, Inc. ("Prudential") filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the "Trust") to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the "Plan") in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. ("FCLT"), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association ("JP Morgan"), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered by the Court providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. JP Morgan filed a third party action naming Timothy J. Blair as a third party defendant with an alleged interest in the demutualization proceeds. On October 1, 2005, the court certified a class represented by Mr. Blair.

        Following various court rulings and mediation proceedings, on September 25, 2009, FirstCity, FCLT and Mr. Blair, individually and as representative of a class of former employee beneficiaries, entered into an Agreement and Stipulation of Settlement, subject to court approval, which provided for the settlement of the pending lawsuit related to the ownership of demutualization proceeds from the sale of Prudential stock and dividends interpled by Prudential. The settlement provided for each party to receive one-third of the demutualization proceeds, which totaled approximately $18.6 million at the time of settlement, net of approximately $0.3 million that JP Morgan will retain to pay fees, expenses and tax payments. On December 22, 2009, the parties reached final settlement and FirstCity received approximately $6.1 million as its share of the settlement proceeds. The final settlement is non-appealable, and each party released the other parties from all claims related to the lawsuit.

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each a wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

Harmonson. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. Grandview Homes, Inc. was subsequently added as an additional plaintiff. The Plaintiffs' claims relate to alleged breaches by FH Partners and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base which State Bank agreed would be cured if the Plaintiffs pledged additional property to secure the loans. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs additionally seek recovery of statutory penalties and attorney's fees. Plaintiffs additionally assert that FH Partners and FirstCity were aware of State Bank's wrongful conduct and continued to engage in it and that the Plaintiffs were obligated to mitigate their damages. On October 9, 2007, FH Partners filed a collection suit against the Plaintiffs and guarantors to recover the balance of the debt owed under the loans and to realize upon the security interests securing the loans. On September 25, 2009, the Plaintiffs filed a non-suit without prejudice of FH Partners and FirstCity Servicing Corporation in the original suit filed against State Bank and other parties. The claims in the original suit have been raised as counterclaims in the collection suit initiated by FH Partners. Trial has been set in the collection suit for August 2, 2010. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Plaintiffs' wrongdoing and the lack of any evidence of any wrongdoing on the part of FirstCity or FH Partners, management believes that an unfavorable outcome in the lender liability suit seems remote.

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

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

excess of $250,000 in the aggregate; however certain representations and warranties are not subject to this $250,000 threshold. Under terms of the agreement, the indemnity obligation period expired on November 1, 2009. No losses were incurred by FirstCity, Consumer Corp., Funding LP or Funding GP during the term of this indemnity obligation agreement.

        On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding LLC ("Bidmex Holding"), as buyer, and Strategic Mexican Investment Partners L.P. ("SMIP"), a wholly-owned subsidiary of FirstCity, and Cargill Financial Services International Inc. ("CFSI"), (collectively, the "Sellers"), as seller, and eleven U.S. limited liability companies ("LLCs") which invested in Mexican portfolio acquisition entities ("SRLs") and the AIG entities as additional parties. In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify Bidmex Holding and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250,000; however, claims related to taxes and fraud are not subject to this $250,000 threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). At this time, management does not believe that this potential obligation will have a material adverse impact on the Company's consolidated results of operations, financial position or liquidity.

        Also on August 8, 2006, Bidmex Holding entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the "Asset Purchase Agreement") between and among Residencial Oeste S. de R.L. de C.V., as seller (the "Asset Seller"), an affiliate of CFSI and SMIP, Residencial Oeste 2 S. de R.L. de C.V., as purchaser (the "Asset Purchaser"), and CFSI, SMIP, and Bidmex Acquisition LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price. In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company's consolidated results of operations, financial position or liquidity.

  Subordinated Equity Investment

        During the period from December 1998 to March 2005, FirstCity Mexico Inc. and SMIP, each wholly-owned subsidiaries of FirstCity, and Cargill Financial Services International Inc. ("CFSI") and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the "Mexican Portfolios"). Each portfolio was acquired by a Mexican limited liability company (each a "Mexican SRL") that was owned by a Delaware limited liability company formed by each investor group. On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the "AIG Entities") formed Bidmex Holding for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the "LLCs") and purchasing the loan portfolio of one of the Mexican limited liability companies (the "Purchased Portfolio") for an aggregate purchase price of U.S. $119.3 million as of that date (the "Aggregate Purchase Price"). SMIP acquired 15% of the membership interests in Bidmex Holding. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At December 31, 2009, the carrying value of SMIP's membership interests in Bidmex Holding that is included in the Company's consolidated balance sheet approximated $11.9 million ($5.5 million for the 9% membership interest and $6.4 million for the 6% membership interest).

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

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

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

  Letters of Credit and Other Guarantees

        Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $10.5 million at December 31, 2009. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At December 31, 2009, FirstCity had a letter of credit in the amount of $10.75 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $10.75 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At December 31, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $11.0 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        ABL, a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with WFCF (see Note 2). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL's obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At December 31, 2009, the balance of this loan facility was $10.7 million.

        FirstCity Commercial Corp. ("FirstCity Commercial"), a wholly-owned subsidiary of FirstCity, provides guarantees to various financial institutions for financing associated investments and operations of certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from July 2010 to September 2012, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At December 31, 2009, FirstCity Commercial's maximum commitments under these guaranty arrangements totaled $1.6 million, and the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial's underlying guaranty approximated $1.5 million.

  Environmental Matters

        The Company generally retains environmental consultants to conduct or update environmental assessments in connection with the Company's foreclosed and acquired real estate properties. These environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Company is not otherwise aware of environmental conditions with respect to properties that the Company believes would have such a material adverse effect. However, from time to time, environmental conditions at the Company's properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action.

  Limited-Life Subsidiaries

        At December 31, 2009, the estimated settlement value of the Company's non-controlling interests in consolidated limited-life subsidiaries approximated $2.5 million. The Company's carrying value of the non-controlling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $0.8 million at December 31, 2009.

  Income Taxes

        We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

21. Commitments and Contingencies (Continued)

recorded financial statement benefits for tax positions which we believe reflect the "more-likely-than-not" criteria incorporated in the FASB's authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

22. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2009 and 2008:

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Revenues	$15,681	$20,661	$18,731	$24,714	$9,504	$11,489	$12,689	$11,514
Expenses	14,280	13,897	14,310	18,936	15,759	20,875	16,434	19,068
Equity in earnings of investments	(146)	1,198	421	(1,737)	2,840	3,008	2,170	(7,790)
Gain on business combinations	—	1,455	—	811	—	—	—	—
Income from lawsuit settlement	—	—	—	6,119	—	—	—	—
Income tax expense (benefit)	263	440	1,254	225	191	98	(44)	19,959
Net earnings	992	8,977	3,588	10,746	(3,606)	(6,476)	(1,531)	(35,303)
Less: Net income (loss) attributable to noncontrolling interests	348	1,231	1,588	2,392	(22)	53	224	(496)
Net earnings (loss) to common stockholders	644	7,746	2,000	8,354	(3,584)	(6,529)	(1,755)	(34,807)
Earnings (loss) from continuing operations per common share—
Basic	$0.07	$0.79	$0.20	$0.84	$(0.34)	$(0.63)	$(0.17)	$(3.53)
Diluted	$0.07	$0.76	$0.19	$0.80	$(0.34)	$(0.63)	$(0.17)	$(3.53)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited FirstCity Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and our report dated March 31, 2010, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 31, 2010

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

        We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2009, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as of December 31, 2009, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        The Company held its annual meeting of stockholders (the "Annual Meeting") on November 13, 2009. The following items for business were considered at the Annual Meeting.

(a)   Election of Directors

        The following individuals were elected as directors to serve as members of the Company's Board of Directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The number of votes cast for each nominee was as follows:

Nominee	Votes For	Votes Withheld
Richard E. Bean	8,481,973	167,197
C. Ivan Wilson	8,490,779	158,391
James T. Sartain	8,478,288	170,882
Dane Fulmer	8,490,779	158,391
Robert E. Garrison II	8,455,630	193,540
D. Michael Hunter	8,484,529	164,641
F. Clayton Miller	8,481,973	167,197

(b)   Approval of Stock Option and Award Plan

        A proposal to approve the Company's 2010 Stock Option and Award Plan was approved by the stockholders. The number of votes cast for or against and the number of abstentions and broker non-votes with respect to this proposal is as follows: 4,523,315 votes for; 1,806,999 votes against; 501,640 abstentions; and 1,817,216 broker non-votes.

(c)   Ratification of Appointment of Auditors

        A proposal to ratify the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for 2009 was approved by the stockholders. The number of votes cast for or against and the number of abstentions with respect to this proposal is as follows: 8,602,276 votes for; 18,651 votes against; and 28,243 abstentions.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report (see Item 8).

        1.     Financial Statements

        The consolidated financial statements of FirstCity are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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
10.6	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.7	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.8	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

Exhibit Number		Description of Exhibit
10.9	—	Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 1, 2005)
10.10	—
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

Exhibit Number		Description of Exhibit
10.21	—	Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 28, 2006)
10.22	—
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
Amendment No. 3 to Loan Agreement, dated February 18, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.44 of the Company's Form 10-Q dated May 12, 2009)
10.45	—
Amended and Restated General Continuing Limited Guaranty, dated February 18, 2009, by FirstCity Financial Corporation, as Guarantor, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-Q dated May 12, 2009)
10.46	—
Separation Agreement, Release and Amendment to Award Agreements dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated June 5, 2009)

Exhibit Number		Description of Exhibit
10.47	—	Retainer Agreement, dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated June 5, 2009)
10.48	—	Recommendation of Compensation Committee for a 2009 bonus plan for certain executive officers and two other employees (incorporated herein by reference to the Company's Form 8-K dated August 19, 2009)
10.49	—
Agreement and Stipulation of Settlement, dated September 25, 2009, between FCLT Loans Asset Corporation, FirstCity Financial Corporation, and Timothy J. Blair, Class Representative of former employee beneficiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated September 30, 2009)
10.50	—
2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 1, 2009, as amended by supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)
10.51	—
Amendment No. 4 to Loan Agreement, dated November 2, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 10, 2009)
10.52	—
Press release dated December 22, 2009, pursuant to Item 7.01, announcing the Company's receipt of final settlement proceeds pursuant to the Agreement and Stipulation of Settlement described in its release dated September 30, 2009 and in Form 8-K filed on September 30, 2009 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated December 22, 2009)
10.53	—
Approval by the Company's Board of Directors of the Compensation Committee's recommendation for a 2010 bonus plan for certain executive officers of the Company (incorporated herein by reference to the Company's Form 8-K dated February 16, 2010)
10.54	—
Amendment and Consent No. 33 to Revolving Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
10.55	—
Amendment and Consent No. 20 to Subordinated Delayed Draw Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
10.56	—
Amendment and Consent No. 9 to Revolving Credit Agreement, dated as of March 26, 2010, among FH Partners LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 31, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	March 31, 2010
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 31, 2010
/s/ DANE FULMER Dane Fulmer	Director	March 31, 2010
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	March 31, 2010
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 31, 2010
/s/ F. CLAY MILLER F. Clay Miller	Director	March 31, 2010