Form 10-K/A
period 2009-12-31
FIRSTCITY FINANCIAL CORP
filed 2010-04-30
CIK 828678

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 was $37,450,977 based on the closing price of the common stock of $4.41 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at April 15, 2010 was 10,008,824.

FIRSTCITY FINANCIAL CORPORATION

EXPLANATORY NOTE

        FirstCity Financial Corporation (the "Company," "FirstCity," "we" or "us") is filing this Amendment No. 1 on Form 10-K/A ("Amended Report") to its Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2010 ("Original Report"), for the sole purpose of including disclosures under Part III, Items 10 through 14, of Form 10-K, which were not included in the Original Report. Our definitive proxy statement for our 2010 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

        Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of March 31, 2010 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

        In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        Information concerning each member of the FirstCity's Board of Directors (the "Board") is set forth below:

Name	Age	Position
Richard E. Bean	66	Chairman of the Board
C. Ivan Wilson	82	Vice Chairman of the Board
James T. Sartain	61	President, Chief Executive Officer and Director
Dane Fulmer	59	Director
Robert E. Garrison, II	68	Director
D. Michael Hunter	67	Director
F. Clayton Miller	46	Director

        Richard E. Bean has served as a Director of FirstCity since its acquisition by merger (the "Merger") of First City Bancorporation of Texas, Inc. ("FCBOT") in July 1995 and Chairman of the Board since 2005. Since 1976, Mr. Bean has served as the Executive Vice President and a Director of Pearce Industries, Inc., a privately-held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio Committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of FCBOT. Mr. Bean is currently a Director, Chairman of the Audit Committee, and a member of the Compensation Committee of WCA Waste Corporation, a publicly-owned solid waste collection and disposal company, and a Director and the Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly-owned financial services firm. Mr. Bean is also a stockholder and director of several private closely-held corporations. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant since 1968. Mr. Bean was selected to serve as a Director of FirstCity due to his wide-ranging experience, his depth of knowledge of FirstCity and his extensive financial experience. Mr. Bean qualifies as an "audit committee financial expert" under the SEC's guidelines.

        C. Ivan Wilson has served as Vice Chairman of the Board of FirstCity since the Merger. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas—Corpus Christi, one of FCBOT's banking subsidiaries. Mr. Wilson was selected to serve as a Director of FirstCity because of his significant understanding of the Company's operations and his extensive experience in the financial services industry.

        James T. Sartain has served as a Director and President of FirstCity since the Merger and Chief Executive Officer since January 2001. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk Corporation. Mr. Sartain was selected to serve as a Director of the FirstCity because of his understanding and deep institutional knowledge of the Company's operations, his extensive employment experience with FirstCity and his significant industry and management expertise.

        Dane Fulmer has served as a Director of FirstCity since May 1999. Mr. Fulmer is an independent consultant and provides risk management services. From August 1995 until January 2004, Mr. Fulmer served as Executive Vice President and Director of Risk Management for John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1996, Mr. Fulmer served as Executive Vice President of Merchants Investment Center, a broker/dealer and investment advisory firm, and as portfolio manager for Merchants National, the parent company. Mr. Fulmer's experience includes management of investment securities for commercial banks and corporations, and he has over 38 years experience in managing financial assets. Mr. Fulmer's investment management expertise and extensive experience identifying and evaluating risks in corporate operations provides FirstCity with a skilled investment advisor and invaluable resource for assessing and managing risks and planning for corporate strategy.

        Robert E. Garrison, II has served as a Director of FirstCity since May 1999. Mr. Garrison currently serves as Chairman of the Audit Committee and Director of Crown Castle International (a publicly-owned company that is an independent owner and operator of shared wireless infrastructures), and as Director of Prosperity Bank (a bank subsidiary of Prosperity Bancshares, Inc., a publicly-owned financial holding company). In addition, Mr. Garrison is the Chairman of the Executive Committee of Sanders Morris Harris Group ("SMHG"), a publicly-owned financial services company. From January 1999 until February 2009, Mr. Garrison served as President of SMHG. Mr. Garrison previously served as Executive Vice President and Director of Harris Webb & Garrison, and also served as Chairman, Chief Executive Officer, and Director of Pinnacle Management & Trust Co. (Mr. Garrison co-founded both of these investment companies in 1994). Mr. Garrison is also a stockholder and director of several private closely-held corporations. Mr. Garrison has over 40 years experience in the securities industry and is a Chartered Financial Analyst. As the Chairman of the Audit Committee of a public company and former principal executive officer of another public company, Mr. Garrison provides invaluable insight and guidance on the issues of corporate strategy and risk management.

        D. Michael Hunter has served as a Director of FirstCity since August 2005. From March 2005 until April 2008, Mr. Hunter served as the Vice Chairman of the Board of Directors of Prosperity Bancshares, Inc. (a publicly-owned financial holding company) and served as a Director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a Director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. on March 1, 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bancshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served 24 years with FCBOT. Mr. Hunter is an experienced leader of major banking organizations and brings to the Board of Directors of FirstCity strong executive management skills and experience serving on the boards of other public companies.

        F. Clayton Miller has served as a Director of FirstCity since February 2006. Mr. Miller is a founding partner at Stone Arch Capital, a private equity fund based in Minneapolis, Minnesota. From 1998 to 2004, Mr. Miller was the Managing Partner of Churchill Equity Partners, the private equity arm of Churchill Capital, Inc. Mr. Miller is a graduate of the University of Michigan (B.A.) and Northwestern University School of Law (J.D., cum laude), and received a degree from the Harvard Business School (M.B.A., with honors). Mr. Miller has over 15 years of private equity investing and legal experience. Mr. Miller brings to the Board of Directors keen business and financial judgment and an extensive understanding of the Company's industry, as well as significant leadership experience.

Corporate Governance

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

        Board Meetings.    During 2009, the Board held four meetings. Each of the directors attended at least 75% of the total number of meetings of the Board and at least 75% of the meetings of the Board committees of which he was a member in 2009. All of the directors attended the Company's 2009 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders' meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

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

        Executive Committee.    The Executive Committee consisted of Messrs. Sartain (Chairman) and Bean during 2009. Subject to certain limitations specified by the Company's Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2009, the Executive Committee held no meetings, but did take action on one occasion by unanimous consent.

        Audit Committee.    The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2009. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board has determined that Mr. Bean qualifies as an "audit committee financial expert" under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2009, the Audit Committee held six meetings.

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

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison, Hunter and Miller during 2009. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act, and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2009, the Compensation Committee held three meetings .

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

        Recommendations regarding compensation of the Company's executive officers (other than the compensation of the President and Chief Executive Officer), including base salary adjustment, performance-based bonuses, additional bonuses and equity awards, are submitted by the Company's President and Chief Executive Officer to the Compensation Committee. The Compensation Committee reviews the recommendations of the President and Chief Executive Officer and makes all final decisions regarding the compensation of the President and Chief Executive Officer and the other executive officers. The compensation of the President and Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board, except that (1) the President and Chief Executive Officer does not participate in the review, modification or approval of the recommendations of the Compensation Committee, with respect to his compensation and (2) all reviews, modifications and approvals with respect to awards under the Company's stock option and award plans are made solely by the Compensation Committee.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2009. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the "Investors" section. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2009, the Nominating and Corporate Governance Committee held no meetings, but did take action on one occasion by unanimous consent.

Executive Officers

        Information concerning the executive officers of FirstCity, who do not serve on the Board, is set forth below:

Name	Age	Position
James T. Sartain	61	President and Chief Executive Officer
Jim W. Moore	59	Executive Vice President, Chief Operating Officer, Treasurer, and Director of Servicing
J. Bryan Baker	49	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	52	Senior Vice President, Director of Acquisitions
Joe S. Greak	61	Senior Vice President, Director of Tax
James C. Holmes	53	Senior Vice President, Director of Finance
Mark B. Horrell	47	Vice President

        Jim W. Moore serves as Executive Vice President and Chief Operating Officer, and is the Managing Director of Servicing. Mr. Moore rejoined FirstCity in February 2008 after spending the previous seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP ("Drive"), a national subprime auto indirect lender with a managed portfolio exceeding $5 billion. Mr. Moore served in various capacities at Drive including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior-level officer prior to the formation of Drive, which resulted as part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore's past experiences also include serving as the President of three different Texas commercial banks. Mr. Moore has more than 35 years of financial services and banking experience.

        J. Bryan Baker has served as Senior Vice President and Chief Financial Officer of FirstCity since June 2000. Mr. Baker's previous positions with FirstCity included Vice President and Treasurer from August 1999 to June 2000, Vice President and Controller from November 1996 to August 1999, and Vice President and Assistant Controller from 1995 to November 1996. From 1990 to 1995, Mr. Baker was with Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm, involved in both auditing and consulting. From 1988 to 1990, Mr. Baker served as the Controller of a Texas commercial bank holding company. Mr. Baker is a Certified Public Accountant.

        Terry R. DeWitt has served as Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since the Merger, and he currently serves as the Managing Director of Acquisitions. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk Corporation from 1992 to the Merger. Prior to 1992, Mr. DeWitt served in executive management roles, including President, with three different Texas commercial banks. Mr. DeWitt has more than 25 years of financial services and banking experience.

        Joe S. Greak has served as Senior Vice President and Director of Tax of FirstCity since the Merger. Mr. Greak was the Tax Manager of FCBOT from1993 through the date of the Merger. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City—Houston, N.A. Prior to 1992, he was Senior Vice President and Tax Director of First City, Texas—Houston, N.A. Mr. Greak is a Certified Public Accountant.

        James C. Holmes has served as Senior Vice President of FirstCity since the Merger, and has served as the Director of Finance and Treasurer of the Company since June 2008. He also served as Treasurer of the Company from the Merger to August 1999 and from June 2000 to February 2008. Prior to the Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes served as Vice President in commercial lending for a Texas commercial bank. Mr. Holmes has more than 25 years of experience in the financial services and banking sector.

        Mark B. Horrell joined FirstCity in 2008 and currently serves as Vice President and co-head of the U.S. acquisition platform. Previous to his employment at FirstCity, Mr. Horrell spent 10 years as an organizing partner, principal and portfolio manager in various private investment fund vehicles focused on the purchase and management of a wide array of securities including fixed income and equity investment instruments. Prior to his fund creation and management tenure, Mr. Horrell served for 15 years as a commercial banker in various capacities at an Oklahoma commercial bank, including Investment Portfolio Manager and Loan Review Manager. Mr. Horrell received a BBA and MBA from the University of Oklahoma, and is a Certified Public Accountant and Registered Investment Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of their ownership, and any changes in that ownership, with the SEC. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely on our review of such reports and written representations from certain reporting persons that no other reports were required, we believe that for the fiscal year ended December 31, 2009, our executive officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements.

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

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain information concerning compensation for fiscal years 2009 and 2008 to (1) the Company's Chief Executive Officer and the Company's other two most-highly compensated executive officers (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)
James T. Sartain,	2009	500,000	370,000	296,850	16,876	1,183,726
President and Chief Executive Officer	2008	500,000	—	—	16,876	516,876
Jim W. Moore	2009	300,000	275,000	207,795	6,048	788,843
Executive Vice President and Chief	2008	275,000	—	—	5,532	280,532
Operating Officer
Terry R. DeWitt,	2009	300,000	325,000	207,795	5,328	838,123
Senior Vice President	2008	300,000	—	—	5,328	305,328

(1)
These amounts represent the aggregate grant-date fair value of stock option awards, calculated in accordance with the FASB's accounting guidance on share-based payments. Refer to Note 12 to the consolidated financial statements in the Original Report for a discussion of the relevant assumptions used in calculating these amounts.

(2)
The total amounts included under "All Other Compensation" for 2009 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplemental Life"), and (c) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 2009 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$2,376	$10,000	$16,876
Jim W. Moore	4,500	1,548	—	6,048
Terry R. DeWitt	4,500	828	—	5,328

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on the holdings of stock options by the Named Executive Officers as of December 31, 2009. This table includes unexercised and unvested stock option awards. Each equity grant is shown separately for each Named Executive Officer. The vesting schedule for each grant is shown following this table, based on the option award grant date.

		Number of Shares Underlying Unexercised Options (#)
	Option Grant Date			Option Exercise Price ($)	Option Expiration Date
Name		Exercisable(1)	Unexercisable
James T. Sartain	12/1/2000	50,000	—	$2.00	12/1/2010
	5/13/2004	37,500	—	$7.25	5/13/2014
	10/12/2005	11,000	—	$11.33	10/12/2015
	8/13/2009	—	50,000	$6.93	8/13/2019
Jim W. Moore	8/13/2009	—	35,000	$6.93	8/13/2019
Terry R. DeWitt	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	4,000	4,000	$9.85	10/11/2017
	8/13/2009	—	35,000	$6.93	8/13/2019

(1)
Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

Potential Payments Upon Termination or Change-In-Control

        The Named Executive Officers have received stock options under the Company's stock option and award plans. In the event of a Change in Control (as defined below) under the stock option and award plans:

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

        A "Change in Control" is defined as follows:

  (1)
  an acquisition by any person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of common stock or voting securities of FirstCity entitled to vote generally in the election of directors; provided that, such acquisition would result in such person beneficially owning 25% or more of common stock or 25% or more of the combined voting power of the Company's voting securities; and provided further that, immediately prior to such acquisition such person was not a direct or indirect beneficial owner of 25% or more of common stock or 25% or more of the combined voting power of FirstCity's voting securities, as the case may be; or

  (2)
  The approval of FirstCity's stockholders of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction or, if consummation of such corporate transaction is subject, at the time of such approval by stockholders, to the consent of any government or governmental agency, the obtaining of such consent (either explicitly or implicitly); or

  (3)
  A change in the composition of the Company's Board such that the individuals who, constitute the Board cease for any reason to constitute at least a majority of the Board; provided that, any individual who becomes a member of the Board whose election, or nomination for election by the Company's stockholders, was approved by at least a majority of those individuals who are members of the Board and who were also members of such incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of such incumbent Board; and provided further that, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (within the meaning of Rule 14a-11 of Regulation 14A under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board shall not be so considered as a member of such incumbent Board.

        The following table summarizes the potential change in control benefits under the Company's stock option and award plans the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2009.

Name		Change in Control
James T. Sartain	Stock option acceleration(1)	$244,942
Jim W. Moore	Stock option acceleration(1)	$178,197
Terry R. DeWitt	Stock option acceleration(1)	$193,602

(1)
We valued the stock option vesting acceleration modifications in accordance with FASB's accounting guidance on share-based payments.

Director Compensation Table

        The following table sets forth information regarding the compensation of FirstCity's directors for the fiscal year ended December 31, 2009.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Option Awards(3) ($)	Total ($)
Richard E. Bean	37,000	30,194	67,194
C. Ivan Wilson	27,000	30,194	57,194
Robert E. Garrison, II	32,000	30,194	62,194
D. Michael Hunter	21,000	30,194	51,194
F. Clayton Miller	21,000	30,194	51,194
Dane Fulmer	18,000	30,194	48,194

(1)
James T. Sartain is not included in this table as he is an employee of FirstCity and, accordingly, received no compensation for his services as a director. Mr. Sartain's compensation, as an employee of FirstCity, is shown in the Summary Compensation Table above.

(2)
During 2009, FirstCity's non-employee directors received an annual retainer of $14,000 (paid in quarterly installments) plus an attendance fee of $1,000 for each meeting of the Board of Directors attended. Non-employee directors who served on a standing committee of the Board received $1,000 for each committee meeting attended. The Chairman of the Audit Committee received an additional annual retainer of $5,000 (paid in quarterly installments) plus an additional $1,000 for each committee meeting attended.

(3)
FirstCity's non-employee directors were each granted options to purchase 5,000 shares of FirstCity common stock for their service as a director during 2009 under the FirstCity Financial Corporation 2006 Stock Option and Award Plan. These amounts are computed in accordance with the FASB's accounting guidance on share-based payments (refer to Note 12 to the consolidated financial statements in the Original Report for a discussion of the relevant assumptions used in calculating these amounts). The aggregate number of stock option awards outstanding to non-employee directors at December 31, 2009 are as follows: Richard E. Bean—30,000; C. Ivan Wilson—35,000; Dane Fulmer—23,750; Robert E. Garrison, II—25,000; D. Michael Hunter—25,000; F. Clayton Miller—20,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the common stock owned on April 15, 2010 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than 5% of our common stock outstanding as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers, and (4) all of the Company's directors and executive officers as a group. Except as otherwise indicated, all shares of the common stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class
	Directors and Executive Officers(1):
Common Stock	James T. Sartain	651,003		6.44%
Common Stock	Richard E. Bean	330,333		3.29%
Common Stock	Robert E. Garrison, II	134,150		1.34%
Common Stock	Dane Fulmer	105,750		1.05%
Common Stock	D. Michael Hunter	60,000		*
Common Stock	F. Clayton Miller	20,000		*
Common Stock	C. Ivan Wilson	70,520		*
Common Stock	Terry R. DeWitt	196,810		1.96%
Common Stock	Jim W. Moore	32,000		*
Common Stock	All directors and executive officers as a group (13 persons)	1,847,159		17.71%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. and William Nasgovitz	1,448,700	(3)	14.47%
	789 N. Water St. Suite 500
	Milwaukee, WI 53202
Common Stock	First Manhattan Co.	957,104	(3)	9.56%
	437 Madison Avenue
	New York, NY 10022
Common Stock	Dimensional Fund Advisors LP	681,926	(3)	6.81%
	1299 Ocean Avenue
	Santa Monica, CA 90401

*
Less than 1%

(1)
The business mailing address of each such person is P. O. Box 8216, Waco, Texas 76714.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—98,500; Richard E. Bean—30,000; Robert E. Garrison, II—25,000; Dane Fulmer—23,750; D. Michael Hunter—25,000; F. Clayton Miller—20,000; C. Ivan Wilson—35,000; Terry R. DeWitt—27,000; and all directors and executive officers as a group (13 persons)—420,250.

(3)
Based on information contained in statements filed with the SEC by the respective reporting persons. The amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc. and William Nasgovitz	13G/A	12/31/2009	—	1,232,200	—	1,448,700
First Manhattan Co.	13G/A	12/31/2009	34,400	846,529	34,400	922,704
Dimensional Fund Advisors LP	13G/A	12/31/2009	677,352	—	681,926	—

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

Transactions and Relationships Involving Our Directors and Executive Officers

        The Company owns equity interests in various asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing services to certain of the Acquisition Partnerships pursuant to servicing agreements between the Company and the Acquisition Partnerships. Service fees derived from such affiliates totaled $8.2 million for 2009.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2009 and 2008 for these various services were:

	2009	2008
Audit fees	$1,120,535	$1,237,332
Audit-related fees	7,500	—
Tax fees	—	—
All other fees	—	—

Total	$1,128,035	$1,237,332

        Audit Fees.    Audit fees include fees and related expenses ($128,000 and $121,332 for 2009 and 2008, respectively) for professional services rendered by our independent registered public accounting firm for the annual audit of our consolidated financial statements (and the financial statements of certain subsidiaries) and of our internal control over financial reporting, the quarterly review of our financial statements, and services that are normally provided in connection with statutory and regulatory filings.

        Audit-Related Fees.    Audit-related fees in 2009 consist of professional services rendered by KPMG related to the performance of other attestation services that are not otherwise reported under Audit Fees.

        Tax Fees.    We did not engage KPMG for tax services for fiscal years 2009 and 2008.

        All Other Fees.    We did not engage KPMG for other professional services for fiscal years 2009 and 2008.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        1.     Financial Statements

        The information required in this item was included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

        2.     Financial Statement Schedules

        The information required in this item was included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

        3.     Exhibits

Exhibit Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the SEC on July 18, 1995)
2.2	—
Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the SEC on July 18, 1995)
3.1	—
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the SEC on July 18, 1995)
3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 30, 2005 filed with the SEC on December 30, 2005)
10.4	—
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

*
Previously included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2009, as filed March 31, 2010.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
April 30, 2010	By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	April 30, 2010
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2010
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2010
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	April 30, 2010
/s/ DANE FULMER Dane Fulmer	Director	April 30, 2010
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	April 30, 2010
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	April 30, 2010
/s/ F. CLAY MILLER F. Clay Miller	Director	April 30, 2010