Form 10-Q
period 2010-03-31
FIRSTCITY FINANCIAL CORP
filed 2010-05-17
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value $.01 per share, outstanding at May 9, 2010 was 10,008,824.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,469	$80,368
Restricted cash	1,742	1,364
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $59,853 and $65,825, respectively	204,776	197,946
Real estate held for sale	22,096	17,051
Real estate held for investment, net	9,252	9,387
Total Portfolio Assets	236,124	224,384
Loans receivable:
Loans receivable - affiliates, net of allowance for loan losses of $67	23,816	26,122
Loans receivable - SBA held for sale	4,895	821
Loans receivable - SBA held for investment, net of allowance for loan losses of $246 and $490, respectively	15,156	15,445
Loans receivable - other, net of allowance for loan losses of $516 and $-0-, respectively	12,878	10,233
Total loans receivable, net	56,745	52,621
Investment security available for sale	1,530	1,836
Equity investments	62,731	71,491
Service fees receivable ($630 and $809 from affiliates, respectively)	711	850
Servicing assets - SBA loans	889	1,056
Other assets, net	34,531	31,104
Total Assets (1)	$453,472	$465,074

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks	$302,402	$305,888
Note payable to affiliate	7,838	7,838
Other liabilities	26,474	26,077
Total Liabilities (2)	336,714	339,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,508,824 and 11,483,824, respectively ; shares outstanding: 10,008,824 and 9,983,824, respectively)	115	115
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	103,824	103,326
Accumulated deficit	(18,228)	(18,329)
Accumulated other comprehensive income	1,110	3,460
FirstCity Stockholders’ Equity	75,898	77,649
Noncontrolling interests	40,860	47,622
Total Equity	116,758	125,271
Total Liabilities and Equity	$453,472	$465,074

(1)   Our consolidated assets at March 31, 2010 include the following assets of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $5.9 million; Portfolio Assets, $44.8 million; Other assets, $8.7 million; and Total assets, $59.4 million.

(2)   Our consolidated liabilities at March 31, 2010 include $6.9 million of VIE liabilities (included in other liabilities) for which VIE creditors do not have recourse to FirstCity.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Finance and Servicing:
Servicing fees ($1,895 and $2,127 from affiliates, respectively)	$2,003	$2,392
Income from Portfolio Assets	11,463	9,043
Interest income from SBA loans	268	346
Interest income from loans receivable - affiliates	954	923
Interest income from loans receivable - other	132	429
Other income	1,131	880
	15,951	14,013
Manufacturing:
Sales revenues	4,359	—
Railroad:
Operating revenues	1,265	747
Other income	—	921
	1,265	1,668
Total revenues	21,575	15,681

Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks	3,042	3,009
Interest and fees on notes payable to affiliate	392	433
Salaries and benefits	5,071	4,810
Provision for loan and impairment losses	1,702	1,106
Asset-level expenses	1,621	1,237
Other	3,196	3,047
	15,024	13,642
Manufacturing:
Cost of sales and operating expenses	4,836	—
Railroad:
Cost of revenues and operating expenses	568	456
Interest and fees on notes payable to bank	38	35
	606	491
Total costs and expenses	20,466	14,133
Earnings before other revenue and income taxes	1,109	1,548
Equity in earnings (loss) of unconsolidated subsidiaries	2,229	(146)
Gain on business combinations	891	—
Earnings before income taxes	4,229	1,402
Income tax expense (benefit)	(486)	410
Net earnings	4,715	992
Less: Net income attributable to noncontrolling interests	4,614	348
Net earnings attributable to FirstCity	$101	$644

Basic earnings per share	$0.01	$0.07
Diluted earnings per share	$0.01	$0.07

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net earnings	$4,715	$992
Other comprehensive income (loss):
Net unrealized loss on security available for sale	(1,020)	(7)
Foreign currency translation adjustments	(2,657)	329
Total other comprehensive income (loss)	(3,677)	322
Total comprehensive income	1,038	1,314
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(4,614)	(348)
Net unrealized loss on security available for sale	277	—
Foreign currency translation adjustments	1,050	755
Comprehensive income (loss) attributable to FirstCity	$(2,249)	$1,721

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
					Accumulated
					Other	Non-
	Common	Treasury	Paid in	Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Equity

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Net earnings	—	—	—	644	—	348	992
Change in net unrealized gain on securities available for sale	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	—	—	1,084	(755)	329
Stock-based compensation expense	—	—	105	—	—	—	105
Investments in majority-owned entities	—	—	—	—	—	5,743	5,743
Distributions to noncontrolling interests	—	—	—	—	—	(31)	(31)
Balances, March 31, 2009	$113	$(10,923)	$101,980	$(36,429)	$(2,649)	$20,914	$73,006

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	101	—	4,614	4,715
Change in net unrealized gain on securities available for sale	—	—	—	—	(743)	(277)	(1,020)
Foreign currency translation adjustments	—	—	—	—	(1,607)	(1,050)	(2,657)
Exercise of common stock options	—	—	50	—	—	—	50
Stock-based compensation expense	—	—	158	—	—	—	158
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(40)	(40)
Other activity	—	—	290	—	—	(290)	—
Investments in majority-owned entities	—	—	—	—	—	3,262	3,262
Distributions to noncontrolling interests	—	—	—	—	—	(12,981)	(12,981)
Balances, March 31, 2010	$115	$(10,923)	$103,824	$(18,228)	$1,110	$40,860	$116,758

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
		See Note 1
Cash flows from operating activities:
Net earnings	$4,715	$992
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(4,022)	(4,738)
Proceeds applied to income from Portfolio Assets	1,904	4,898
Income from Portfolio Assets	(11,463)	(9,043)
Capitalized interest and costs on Portfolio Assets and loans receivable	(179)	(191)
Provision for loan and impairment losses	1,702	1,106
Foreign currency transaction losses, net	526	566
Equity in (earnings) loss of unconsolidated subsidiaries	(2,229)	146
Gain on sale of railroad property	—	(920)
Gain on business combinations	(891)	—
Depreciation and amortization	1,140	988
Net premium amortization of loans receivable	(86)	(48)
Stock-based compensation expense	158	105
Increase in restricted cash	(378)	(60)
Decrease (increase) in service fees receivable	139	(284)
Decrease (increase) in other assets	716	(582)
Deferred income tax benefit	(740)	—
Increase (decrease) in other liabilities	(2,077)	281
Net cash used in operating activities	(11,065)	(6,784)
Cash flows from investing activities:
Purchases of property and equipment, net	(195)	(331)
Proceeds from sale of railroad property	—	1,350
Cash paid for business combination, net of cash acquired	(3,009)	—
Net principal advances on loans receivable	(1,075)	(881)
Net principal payments (advances) on SBA loans held for investment	333	(1,242)
Net principal paydowns on investment security available for sale	648	965
Purchases of Portfolio Assets	(21,572)	(70,324)
Proceeds applied to principal on Portfolio Assets	35,136	25,555
Contributions to unconsolidated subsidiaries	(89)	(450)
Distributions from unconsolidated subsidiaries	2,924	1,800
Net cash provided by (used in) investing activities	13,101	(43,558)
Cash flows from financing activities:
Borrowings under notes payable to banks	22,474	75,488
Principal payments of notes payable to banks, net	(38,001)	(30,263)
Payments of debt issuance costs and loan fees	(935)	(332)
Proceeds from secured borrowings	2,277	—
Contributions from noncontrolling interests	3,262	5,743
Distributions to noncontrolling interests	(12,981)	(31)
Cash paid for subsidiary shares in noncontrolling interests	(40)	—
Proceeds from issuance of common stock	50	—
Net cash provided by (used in) financing activities	(23,894)	50,605
Effect of exchange rate changes on cash and cash equivalents	(41)	(461)
Net decrease in cash and cash equivalents	(21,899)	(198)
Cash and cash equivalents, beginning of period	80,368	19,103
Cash and cash equivalents, end of period	$58,469	$18,905
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,327	$2,330
Income taxes, net of refunds	(87)	45

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

FirstCity Financial Corporation, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to “FirstCity,” “the Company,” “we,” “our” or “us” in this Quarterly Report on Form 10-Q, we mean FirstCity Financial Corporation and subsidiaries (consolidated).

The Company engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership in an investment company that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. Refer to Note 16 for additional information on the Company’s major business segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The interim results of operations disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain amounts in the consolidated financial statements and disclosures for prior periods were reclassified to conform to the current period presentation. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, as amended (“2009 Form 10-K”).

The consolidated financial statements in this Form 10-Q include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities (“VIEs”). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate all VIEs where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board’s (the “FASB”) accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 14 for more information.

The Company does not consolidate equity investments in 20%- to 50%-owned entities that are not VIEs where the Company does not have an effective controlling interest, or equity investments in 20%- to 50%-owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees’ operating and financial policies. The Company also accounts for its unconsolidated equity investments in less than 20%-owned entities under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Correction of an Error in Previously Issued Consolidated Statements of Cash Flows

The Company determined that it has incorrectly reported certain amounts related to Portfolio Asset activities as “Cash flows from operating activities” in the consolidated statements of cash flows for all reporting periods prior to September 30, 2009. Upon subsequent review, the Company determined that applicable Portfolio Asset transactions, primarily purchases and principal collections, should be reported as “Cash flows from investing activities.” In this Form 10-Q, for reasons described below, the Company is revising its consolidated statement of cash flows for the prior reporting period so that applicable Portfolio Asset transactions are reported as “Cash flows from investing activities” instead of “Cash flows from operating activities.” All financial information contained in this Form 10-Q gives effect to these revisions. The revisions did not result in a change to the Company’s previously-reported revenues, expenses, net earnings (loss), cash and cash equivalents, or stockholders’ equity.

Company management considered all of the relevant quantitative and qualitative factors related to the correction of the error under Securities and Exchange Commission (“SEC”) guidance on considering the effects of prior period misstatements when quantifying misstatements in the current period financial statements, and determined that the impact on previously-issued financial statements was not material. Therefore, the Company is revising the prior period consolidated statement of cash flows for the immaterial error in this Form 10-Q and is not amending previously-filed reports.

The following tables reconcile the Company’s consolidated statement of cash flows from the previously-reported results to the revised results for the three-month period ended March 31, 2009:

Three Months Ended
March 31,
2009
(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(51,553)
Impact of revision on purchases of Portfolio Assets	70,324
Impact of revision on proceeds applied to principal on Portfolio Assets	(25,555)
Cash flows from operating activities (as revised)	$(6,784)

Cash flows from investing activities (as reported)	$1,211
Impact of revision on purchases of Portfolio Assets	$(70,324)
Impact of revision on proceeds applied to principal on Portfolio Assets	25,555
Cash flows from investing activities (as revised)	$(43,558)

Out-of-Period Adjustments

During the three months ended March 31, 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. The adjustment was not material to our consolidated financial statements for the quarterly period ended March 31, 2010 or the year ended December 31, 2009.

Also, during the three months ended March 31, 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly period ended March 31, 2010 or the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of deferred tax assets and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations; guarantee obligations and indemnifications; and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, along with volatile financial, real estate and foreign currency markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Portfolio Assets

The Company invests in Portfolio Assets and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral.

The following is a description of the classifications and related accounting policies for the Company’s significant classes of Portfolio Assets:

Purchased Credit-Impaired Loans

The Company accounts for acquired loans and loan portfolios with evidence of credit deterioration since origination (“Purchased Credit-Impaired Loans”) at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company’s determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted (“nonaccretable difference”). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment (“accretable difference”) is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis (“accretable yield”). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

Interest method of accounting.  Under the interest method, an effective interest rate, or internal rate of return (“IRR”), is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition — that is, the cash flows expected at acquisition that are no longer expected to be collected. Significant increases in actual or expected future cash flows are used first to reverse any existing valuation allowance for that loan or loan pool, and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to the respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The cost-recovery accounting model is permitted by FASB’s accounting guidance applicable to Purchased Credit-Impaired Loans. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $85.0 million (including $17.3 million of loans pending management’s post-purchase evaluation) at March 31, 2010, and $96.3 million (including $12.7 million of loans pending management’s post-purchase evaluation) at December 31, 2009.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The cash basis method accounting model is permitted by FASB’s accounting guidance applicable to Purchased Credit-Impaired Loans. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $82.6 million and $42.1 million at March 31, 2010 and December 31, 2009, respectively.

UBN Loan Portfolio

In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA (“UBN”) in a transaction that was accounted for as a step acquisition under FASB’s business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN’s loan portfolio to its consolidated balance sheet in September 2008. On the date of the acquisition, the amount of the loans and allowance for loan losses related to UBN’s loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

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

Real Estate

Portfolio Assets consisting of real estate include properties that were purchased from a variety of sellers or acquired through loan foreclosure. Rental income, net of expenses, is generally recognized when received. The Company accounts for its real estate properties on an individual-asset basis as opposed to a pool basis. The following is a description of the classifications and related accounting policies for the Company’s various classes of real estate Portfolio Assets:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Disposition of Real Estate

Gains on disposition of real estate are recognized upon the sale of the underlying property if the transaction qualifies for gain recognition under the full accrual method, as prescribed by the FASB’s accounting guidance on real estate sales transactions. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement.

Loans Receivable

The portion of U.S. Small Business Administration (“SBA”) loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment. As described in Note 2, effective January 1, 2010, the Company adopted new accounting guidance that requires SBA loan transactions subject to the SBA’s 90-day premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. Once the premium recourse provision has elapsed, the transaction will be recorded as a sale and the resulting net gain on sale recorded — which is based on the difference between the proceeds received and the allocated carrying value of the loan sold.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company evaluates the need for impairment on loans receivable held for investment on an individual-loan basis at least quarterly by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan’s contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, we cease to accrue interest on the note and interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. When ultimate collectibility of the impaired note is in doubt, all collections are applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition — Consolidated Subsidiaries (Special Situations Platform)

The Company’s consolidated manufacturing subsidiary, which is engaged principally in the design, production and sale of wireless transmission equipment and software solutions, recognizes revenue derived from the sale of equipment upon shipment of the product. Revenue associated with software solutions is recognized ratably over the period of the underlying agreements.

The Company’s consolidated railroad subsidiary, which interchanges rail cars with connecting carriers and provides rail freight services for on-line customers, recognizes freight revenue at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

(2)  New Accounting Guidance

Consolidation of Variable Interest Entities (“VIEs”)

Effective January 1, 2010, the Company adopted the FASB’s accounting guidance on the consolidation of VIEs (issued in June 2009). This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most-significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIEs. The adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to Note 14 for additional information about the Company’s involvement with VIEs.

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted the FASB’s guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new accounting guidance delays the Company’s recognition of the sale of guaranteed portions of SBA loans until expiration of the 90-day premium recourse provision, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the three-month period ended March 31, 2010. Once the premium recourse provision has elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Notes 1 and 5 for additional information.

Fair Value

In January 2010, the FASB issued new accounting guidance that amends existing guidance for fair value disclosures. This guidance requires separate disclosures of significant transfers of items in and out of Levels 1 and 2 in the fair value hierarchy and the reasons for the transfers; requires disclosure of purchases, sales, issuances and settlements activity on a gross (rather than net) basis relative in the Level 3 reconciliation of fair value measurements for assets and liabilities measured at fair value on a recurring basis; and clarifies, among other things, that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. We adopted this new guidance for the quarterly period ended March 31, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this guidance is disclosure-only in nature, our adoption of the guidance did not significantly impact the Company’s consolidated financial statements. Refer to Note 13 for additional information.

Subsequent Events

In March 2010, the FASB issued guidance that amends existing guidance (issued in May 2009) that established the general standards of accounting and disclosure for subsequent events. Among other things, the new guidance eliminates the requirement for SEC filers, as defined in the guidance, to disclose the date through which subsequent events have been evaluated. That change is effective immediately. SEC filers continue to be required to evaluate subsequent events through the date the financial statements are issued. Although the new guidance eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated, it does not prohibit SEC filers from disclosing such date. The new guidance also clarifies the requirement to disclose the date through which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Loan Modifications and Loan Pool Accounting

In April 2010, the FASB issued guidance that clarifies the accounting for loan modifications when the loan is part of a pool that is accounted for as a single asset. The new guidance provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions. The new guidance also allows entities to make a one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, upon adoption of this new guidance. This guidance is effective for interim and annual periods ended after July 15, 2010, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

(3)  Business Acquisitions

On March 31, 2010, the Company acquired an additional 50% ownership interest in three domestic Acquisition Partnerships (WAMCO 24, WAMCO 30 and First B Realty) for $4.4 million. As a result of this transaction, the Company’s ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The following table reflects the fair value of the Acquisition Partnerships’ assets and liabilities that were included in the Company’s consolidated balance sheet on the acquisition date (in thousands):

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recognized amounts of identified assets acquired and liabilities assumed (at fair value):

Cash	$1,427
Portfolio Assets	21,765
Other assets	82
Total assets	$23,274

Notes payable to banks	$13,811
Other liabilities	235
Total liabilities	$14,046

Pursuant to accounting provisions applicable to business combinations, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying value of $3.7 million by approximately $0.9 million. As such, the Company recognized a $0.9 million gain attributable to the re-measurement of its previously-held equity interests on the acquisition date (included in “Gain on business combinations” in the Company’s consolidated statement of operations for the three-month period ended March 31, 2010).

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2010
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$201,756	$6,265	$195,491
Purchased performing loans	2,951	4	2,947
UBN:
Non-performing loans	55,495	53,296	2,199
Performing loans	1,115	—	1,115
Other	3,312	288	3,024
Total	$264,629	$59,853	$204,776

	December 31, 2009
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$192,920	$6,927	$185,993
Purchased performing loans	3,986	25	3,961
UBN:
Non-performing loans	60,929	58,624	2,305
Performing loans	1,555	—	1,555
Other	4,381	249	4,132
Total	$263,771	$65,825	$197,946

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate Portfolios:
Real estate held for sale	$22,096	$17,051
Real estate held for investment, net (1)	9,252	9,387
Total	$31,348	$26,438

(1)          Includes lease-related intangible balances (net) of approximately $0.8 million at March 31, 2010 and December 31, 2009.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$10,024	$8,723
Purchased performing loans	60	79
UBN	544	233
Other	289	188
Real Estate Portfolios	546	(180)
Income from Portfolio Assets	$11,463	$9,043

For the three-month period ended March 31, 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $1.0 million — which is composed of a $1.0 million provision for loan losses, net of recoveries. For the three-month period ended March 31, 2009, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $1.1 million — which is composed of a $0.2 million impairment charge on real estate portfolios and a $0.9 million provision for loan losses, net of recoveries.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$(65,825)	$(76,365)
Provisions	(1,212)	(1,241)
Recoveries	163	312
Charge-offs	1,683	1,427
Translation adjustments	5,338	3,945
Ending Balance	$(59,853)	$(71,922)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of March 31, 2010 and December 31, 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company’s decrease in its estimates of future cash flows. Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2010 and 2009 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$12,923	$58,114
Additions	—	10,931
Accretion	(1,904)	(4,898)
Reclassification from nonaccretable difference	351	2,481
Disposals	(859)	(3,812)
Transfer to non-accrual	(154)	(4,632)
Translation adjustments	(181)	(1,544)
Ending Balance	$10,176	$56,640

Acquisitions of Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2010 and 2009, respectively, are summarized in the table below:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Face value at acquisition	$34,537	$140,772
Cash flows expected to be collected at acquisition, net of adjustments	28,799	81,122
Basis in acquired loans at acquisition	18,114	70,191

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates, net of allowance for loan losses of $67	$11,654	$13,177
SBA, net of allowance for loan losses of $246 and $490, respectively	20,051	16,266
Other	5,115	1,402
Real estate:
Other, net of allowance for loan losses of $516 and $-0-, respectively	7,763	8,831

Foreign - commercial and industrial:
Affiliates	12,162	12,945

Total loans, net	$56,745	$52,621

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$22,380	$24,757
Allowance for loan losses	(67)	(67)
Discounts, net	(215)	(237)
Capitalized interest	1,718	1,669
Carrying amount of loans, net	$23,816	$26,122

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$26,122	$27,080
Advances	150	2,300
Payments received	(2,230)	(1,277)
Capitalized interest	49	81
Discount accretion, net	22	—
Foreign exchange losses	(297)	(357)
Ending Balance	$23,816	$27,827

Loans receivable — affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Loans receivable — affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios (which is generally real estate), whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded no provisions for impairment on loans receivable — affiliates for the three months ended March 31, 2010 and 2009.

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$4,844	$821
Capitalized costs, net of fees	51	—
Carrying amount of loans, net	$4,895	$821

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$821	$4,901
Originations and advances of loans	4,029	4,813
Payments received	(7)	(75)
Capitalized costs	52	81
Ending Balance	$4,895	$9,720

Loans receivable — SBA held for sale represent the portions of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost for the three months ended March 31, 2010 and 2009.

At March 31, 2010, SBA loans held for sale include $2.1 million in guaranteed portions of SBA loans sold and subject to a 90-day premium recourse provision. In accordance with FASB’s accounting guidance on transfers of financial assets (issued in June 2009) that became effective in the first quarter of 2010, an off-setting secured borrowing has been recorded and is included in “Other liabilities” in the Company’s consolidated balance sheet. Once the premium recourse provision has elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Note 2 for additional information.

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$16,427	$17,072
Allowance for loan losses	(246)	(490)
Discounts, net	(1,137)	(1,245)
Capitalized costs	112	108
Carrying amount of loans, net	$15,156	$15,445

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$15,445	$14,405
Originations and advances of loans	478	1,604
Payments received	(817)	(388)
Capitalized costs	3	26
Change in allowance for loan losses	244	(15)
Discount accretion, net	57	41
Charge-offs	(254)	—
Ending Balance	$15,156	$15,673

Loans receivable — SBA held for investment represent the non-guaranteed portions of SBA loans purchased and originated by the Company. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded net impairment provisions to SBA loans held for investment of $10,000 and $15,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$(490)	$(34)
Provisions	(82)	(21)
Recoveries	72	6
Charge-offs	254	—
Ending Balance	$(246)	$(49)

At March 31, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — SBA held for investment totaled $0.3 million. The average recorded investment in these impaired and non-accrual loans approximated $0.3 million for the three-month period ended March 31, 2010. At March 31, 2010, the Company had $0.1 million of valuation allowances specifically related to these loans.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$13,148	$9,992
Allowance for loan losses	(516)	—
Discounts, net	—	(7)
Capitalized interest and costs	246	248
Carrying amount of loans, net	$12,878	$10,233

Changes in loans receivable — other are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$10,233	$13,533
Advances	5,178	1,987
Payments received	(2,022)	(2,129)
Capitalized interest and costs	(2)	18
Change in allowance for loan losses	(516)	—
Discount accretion, net	7	7
Foreign exchange losses	—	(5)
Ending Balance	$12,878	$13,411

Loans receivable — other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and various other assets. The Company recorded impairment provisions on loans receivable — other of approximately $0.5 million for the three-month period ended March 31, 2010. The Company recorded no provisions for impairment for the three-month period ended March 31, 2009.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for loan losses related to loans receivable — other are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$—	$—
Provisions	(516)	—
Charge-offs	—	—
Ending Balance	$(516)	$—

At March 31, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — other totaled $8.3 million. The average recorded investment in these impaired and non-accrual loans approximated $8.3 million for the three-month period ended March 31, 2010. At March 31, 2010, the Company had $0.5 million of valuation allowances specifically related to these loans.

(6)  Equity Investments

The Company has equity investments in Acquisition Partnerships and their general partners, and equity investments in various servicing and operating entities, that are accounted for under the equity-method of accounting. The condensed combined financial position and results of operations of the Acquisition Partnerships (which include the domestic and foreign Acquisition Partnerships and their general partners) and the servicing and operating entities (collectively, the “Equity Investees”), are summarized as follows:

Condensed Combined Balance Sheets

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$229,857	$282,999
Liabilities	$69,502	$97,135
Net equity	160,355	185,864
	$229,857	$282,999
Servicing and operating entities:
Assets	$137,236	$134,384
Liabilities	$80,673	$79,375
Net equity	56,563	55,009
	$137,236	$134,384
Total:
Assets	$367,093	$417,383
Liabilities	$150,175	$176,510
Net equity	216,918	240,873
	$367,093	$417,383

Equity investment in Acquisition Partnerships	$32,843	$41,029
Equity investment in servicing and operating entities	29,888	30,462
	$62,731	$71,491

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$7,118	$10,410
Expenses	10,175	19,881
Net loss	$(3,057)	$(9,471)

Servicing and operating entities:
Revenues	$26,212	$20,728
Costs and expenses	17,969	18,983
Net earnings	$8,243	$1,745

Equity in loss of Acquisition Partnerships	$(608)	$(891)
Equity in earnings of servicing and operating entities	2,837	745
	$2,229	$(146)

In March 2010, the Company acquired an additional 50% ownership interest in three domestic Acquisition Partnerships (refer to Note 3). As a result of this transaction, the Company’s ownership interest in each of these entities increased to 100%, resulting in these Acquisition Partnerships converting from equity-method investments to consolidated subsidiaries of the Company at acquisition.

At March 31, 2010 and December 31, 2009, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $164.4 million and $180.0 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$29,357	$58,190
Operating entities	40,986	31,481
Latin America:
Acquisition Partnerships	133,594	139,214
Servicing entities	10,798	13,328
Europe:
Acquisition Partnerships	66,906	85,595
Servicing entities	85,452	89,575
	$367,093	$417,383

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$26,090	$36,696
Operating entities	8,343	5,574
Latin America:
Acquisition Partnerships	112,485	115,768
Servicing entities	(852)	427
Europe:
Acquisition Partnerships	21,780	33,400
Servicing entities	49,072	49,008
	$216,918	$240,873

Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$8,904	$13,575
Operating entities	2,913	1,659
Latin America:
Acquisition Partnerships	17,225	17,532
Servicing entities	1,907	2,677
Europe:
Acquisition Partnerships	6,714	9,922
Servicing entities	25,068	26,126
	$62,731	$71,491

Revenues and earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant subsidiaries of FirstCity at March 31, 2010.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Agrifirst Lending LLC	$1,247	$—
Other Acquisition Partnerships	581	1,639
CAPP Resources, LLC (operating entity)	3,129	7,855
Prime Steaks V LLC (operating entity)	354	—
Teton Buildings LLC (operating entity)	2,062	1,146
Formation Brands LLC (operating entity)	2,380	—
Other operating entities	2,138	—
Latin America:
Combined AIG Partnerships (Acquisition Partnerships)	2,694	2,273
Other Acquisition Partnerships	703	253
Servicios Integrales de Cobranza SA (servicing entity)	2,164	2,289
Europe:
Combined HMCS Partnerships (Acquisition Partnerships)	309	1,994
Other Acquisition Partnerships	1,583	4,251
MCS et Associes (servicing entity)	13,003	8,162
Other servicing entities	983	1,276
	$33,330	$31,138

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Agrifirst Lending LLC	$1,122	$—
Other Acquisition Partnerships	(357)	104
CAPP Resources, LLC (operating entity)	2,326	2,105
Prime Steaks V LLC (operating entity)	(172)	—
Teton Buildings LLC (operating entity)	1,258	(126)
Formation Brands LLC (operating entity)	(703)	—
Other operating entities	43	—
Latin America:
Combined AIG Partnerships (Acquisition Partnerships)	(948)	(11,905)
Other Acquisition Partnerships	(885)	(468)
Servicios Integrales de Cobranza SA (servicing entity)	(1,265)	(526)
Europe:
Combined HMCS Partnerships (Acquisition Partnerships)	(2,017)	1,176
Other Acquisition Partnerships	28	1,622
MCS et Associes (servicing entity)	6,907	273
Other servicing entities	(151)	19
	$5,186	$(7,726)

Company’s equity in earnings (loss) of the Equity Investees:
Agrifirst Lending LLC	$224	$—
Other Acquisition Partnerships	(92)	1
CAPP Resources, LLC (operating entity)	919	832
Prime Steaks V LLC (operating entity)	(69)	—
Teton Buildings LLC (operating entity)	597	6
Formation Brands LLC (operating entity)	(427)	—
Other operating entities	26	1
Latin America:
AIG Partnerships (Acquisition Partnerships)	(165)	(1,624)
Other Acquisition Partnerships	45	(20)
Servicios Integrales de Cobranza SA (servicing entity)	(632)	(263)
Europe:
HMCS Partnerships (Acquisition Partnerships)	(614)	362
Other Acquisition Partnerships	(6)	390
MCS et Associes (servicing entity)	2,448	166
Other servicing entities	(25)	3
	$2,229	$(146)

At March 31, 2010, the Company had $21.2 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 9 for additional information.

(7)  Servicing Assets — SBA Loans

The Company recognizes servicing assets through the sale of originated SBA loans when the rights to service those loans are retained. Servicing rights resulting from the sale of loans are initially recognized at fair value at the date of transfer. The Company subsequently measures the carrying value of the servicing assets by using the amortization method, which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$1,115	$785
Servicing Assets capitalized	—	—
Servicing Assets amortized	(155)	(46)
Ending Balance	$960	$739

Reserve for impairment of servicing assets:
Beginning Balance	$(59)	$(63)
Impairments	(12)	—
Recoveries	—	19
Ending Balance	$(71)	$(44)

Ending Balance (net of reserve)	$889	$695

Fair value of amortized servicing assets:
Beginning balance	$1,162	$722
Ending balance	$985	$695

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 12.0% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(8)  Accumulated Other Comprehensive Income

Accumulated other comprehensive income is composed of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(651)	$956
Net unrealized gains on securities available for sale (1)	1,761	2,504
Total accumulated other comprehensive income (loss)	$1,110	$3,460

(1)         Includes $0.3 million and $1.4 million at March 31, 2010 and December 31, 2009, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(9)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At March 31, 2010, the Company carried $21.2 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At March 31, 2010 and December 31, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	March 31, 2010	December 31, 2009

Euro-denominated debt	Notes payable to banks	$21,181	$24,824

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three-month periods ended March 31, 2010 and 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
Non-Derivative	Recognized in AOCI		Location of Gain (Loss)	Amount Excluded from
Instrument in	(Effective Portion)		Reclassified from	Effectiveness Testing)
Net Investment	Three Months Ended:		AOCI into Income	Three Months Ended:
Hedging Relationship	March 31, 2010	March 31, 2009	(Effective Portion)	March 31, 2010	March 31, 2009

Euro-denominated debt	$1,542	$2,012	Other income (expense)	$—	$—

(10)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three-month periods ended March 31, 2010 and 2009 is composed of the following components:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

State current income tax expense	$302	$197
Foreign current income tax expense	21	198
Foreign deferred income tax expense (benefit)	(809)	15
Total	$(486)	$410

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. The Company’s deferred tax assets, net of valuation allowances, totaled $0.7 million at March 31, 2010 (included in “Other assets” in our consolidated balance sheet) and $-0- at December 31, 2009. The increase in the net deferred tax assets during the quarter ended March 31, 2010 relates to our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to a consolidated foreign subsidiary’s local financial statements, combined with the timing of federal income tax payments made by the foreign subsidiary in its local jurisdiction. The recognition of these foreign tax benefits is not dependent upon future taxable income in the subsidiary’s foreign jurisdiction, but rather upon reversal of the U.S. GAAP adjustments in future periods.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company also has a substantial amount of domestic deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At March 31, 2010 and December 31, 2009, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

(11)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards (2010 only). We recognized stock-based compensation cost of approximately $0.2 million and $0.1 million for the three-month periods ended March 31, 2010 and 2009.

Stock Options

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2010	921,400	$7.10
Granted	—	—
Exercised	(25,000)	2.00
Expired	—	—
Forfeited	—	—
Options outstanding at March 31, 2010	896,400	$7.24	6.13	$719
Options exercisable at March 31, 2010	576,900	$7.17	4.50	$700

The total intrinsic value of stock options exercised during the three-month period ended March 31, 2010 was $0.1 million. As of March 31, 2010, there was approximately $1.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

In February 2010, the Company granted 28,890 restricted stock awards that vest in one installment on the first anniversary of the date of grant. The grant-date fair value of each award was $5.97 — which was based on the grant-date fair value of our common stock. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. At March 31, 2010, the Company had 28,890 of outstanding, unvested restricted stock awards with total unrecognized compensation cost of $0.1 million to be recognized over a weighted average period of 0.4 years.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12)  Net Earnings per Common Share

Earnings per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents such as stock options and warrants. We exclude these common stock equivalents from the computation of diluted EPS when the effect of inclusion would be anti-dilutive.

Basic and diluted net earnings per common share were computed as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$4,715	$992
Less: net income attributable to the noncontrolling interest	4,614	348
Net earnings attributable to FirstCity	$101	$644

Weighted average outstanding shares of common stock (in thousands)	9,992	9,832
Dilutive effect of stock options	101	1
Weighted average outstanding shares of common stock and common stock equivalents	10,093	9,833

Net earnings per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

(13)  Fair Value

Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. The accounting guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

Asset Measured at Fair Value on a Recurring Basis

At March 31, 2010, the only financial or non-financial item that the Company measured at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction). The Company measures fair value for this investment security using a discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. At March 31, 2010 and December 31, 2009, the carrying value of this investment security (at fair value) approximated $1.5 million and $1.8 million, respectively. The table below summarizes the changes to this Level 3 asset measured at fair value on a recurring basis for the three-month periods ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$1,836	$5,251
Total net gains (losses) for the period included in:
Net income (loss)	—	—
Other comprehensive income (loss)	342	(7)
Purchases, sales, issuances and settlements	(648)	(965)
Net transfers into Level 3	—	—
Balance, end of period	$1,530	$4,279

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three-month periods ended March 31, 2010 and 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009, the following table provides the fair value hierarchy and the carrying value of the related individual assets at each respective period end:

	Carrying Value at March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$5,098	$5,098

	Carrying Value at December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$12,460	$12,460
Loans receivable - SBA held for investment (1)	—	—	829	829
Real estate held for sale (2)	—	7,231	—	7,231

(1)   Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans.

(2)   Represents the carrying value of foreclosed real estate properties that were impaired and measured at fair value subsequent to their initial classification as foreclosed assets.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Portfolio Assets - loans (1)	$(958)	$(505)
Real estate held for sale (2)	—	(163)
Total	$(958)	$(668)

(1)   Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)   Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

In addition to the methods and assumptions we use to measure the fair value of financial instruments as discussed in the section above, we used the following methods and assumptions to estimate the fair value of our financial instruments that are not recorded at fair value in their entirety on a recurring basis in the Company’s consolidated balance sheets. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. The amounts provided herein are estimates of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e. not a forced transaction, such as liquidation or distressed sale). Because active markets do not exist for a significant portion of the Company’s financial instruments, management used present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at March 31, 2010 and December 31, 2009.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Receivable Held-for-Sale:  Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics, or prices of the Company’s SBA loan transactions that were previously consummated and pending sales accounting treatment. At March 31, 2010 and December 31, 2009, the carrying amount of loans held-for-sale approximated $4.9 million and $0.8 million, respectively, and the estimated fair values approximated $5.3 million and $0.9 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At March 31, 2010 and December 31, 2009, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $260.3 million and $253.0 million, respectively, and the estimated fair values approximated $360.8 million and $371.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with 90-day premium recourse provisions in which the servicing rights have not been capitalized. See Note 7 for the carrying amount and estimated fair values of servicing assets as of March 31, 2010 and December 31, 2009.

Notes Payable:  Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at March 31, 2010 and December 31, 2009.

Note Payable to Affiliate:  Estimated fair value of the Company’s note payable to affiliate (including related interest payable) is based on the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At March 31, 2010 and December 31, 2009, the carrying amount of the note and interest payable to affiliate was $10.7 million and $10.3 million, respectively, and the estimated fair values approximated $7.2 million and $6.5 million, respectively.

(14)  Variable Interest Entities

In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with entities that involve variable interests. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity’s net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity’s outstanding voting stock. In making the determination as to whether an entity is considered to be a variable interest entity (“VIE”), we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

If an entity is determined to be a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we have the power to direct the activities of the VIE that most-significantly impact the entity’s economic performance and we have the obligation to absorb losses or the right to receive returns that could be significant to the entity. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when more than one party has power, or more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant. We are required to continually assess whether we are the primary beneficiary and, therefore, may consolidate a VIE through the duration of our involvement.

The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

Acquisition Partnership VIEs — The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make significant decisions about the Acquisition Partnership’s activities. The voting interests for all but two of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for two Acquisition Partnership VIEs in which the Company owns a majority voting interest. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Operating Entity VIEs — The Company has significant variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by FirstCity Denver — our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all but one of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. However, the Company is deemed to be the primary beneficiary for one Operating Entity VIE in which the Company owns a majority voting interest. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs that are included in the Company’s consolidated balance sheet as of March 31, 2010. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

	Acquisition	Operating
	Partnership VIEs	Entity VIE
	(Dollars in thousands)
Cash	$4,664	$1,267
Portfolio Assets, net	44,777	—
Other assets	18	8,650
Total assets of consolidated VIEs	$49,459	$9,917

Total liabilities of consolidated VIEs	$318	$6,557

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of March 31, 2010 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s		FirstCity’s
	Consolidated Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,041	$2,874	$5,994
Operating Entity VIEs	11,083	187	11,270
Total	$13,124	$3,061	$17,264

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $1.9 million and $2.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

FirstCity Servicing Corporation (“FCSC”), a wholly-owned subsidiary of FirstCity, and MCS et Associates (“MCS”), an equity-method investee of FirstCity in which FCSC has an 11.89% ownership interest, are parties to certain agreements in which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Under these agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation services. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS of $105,000 and $98,000 during the three month periods ended March 31, 2010 and 2009, respectively.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At March 31, 2010 and December 31, 2009, the note receivable held by BMX Holding III had a carrying amount of $7.8 million (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $2.9 million and $2.5 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At March 31, 2010 and December 31, 2009, the note payable to MCS Trust had a carrying amount of $7.8 million (reported as “Notes payable to affiliate” on the Company’s consolidated balance sheet), and accrued interest of $2.9 million and $2.5 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

(16)  Segment Reporting

At March 31, 2010 and 2009, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves Portfolio Assets, which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or individual assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of domestic and foreign Acquisition Partnerships in which a partially-owned affiliate of the Company is the general partner and the Company and other investors are limited partners. The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. — which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. FirstCity Denver’s primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 24 to 60 months.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Operating segment revenues and profitability, and a reconciliation to net earnings for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$14,722	$13,297
Operating contribution, net of direct taxes	$1,093	$916

Special Situations Platform:
Total revenues	$6,810	$2,338
Operating contribution, net of direct taxes	$715	$1,337

Total operating contribution, net of direct taxes	$1,808	$2,253

Corporate Overhead:
Salaries and benefits and other income and expenses, net	1,706	1,621
Income tax expense (benefit)	1	(12)
Net earnings attributable to FirstCity	$101	$644

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Domestic	$8,381	$9,733
Latin America	1,785	919
Europe	5,739	1,652
Other	—	8
Total	$15,905	$12,312

Total assets for each of the segments and a reconciliation to total assets follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$58,469	$80,368
Restricted cash	1,742	1,364
Portfolio acquisition and resolution assets:
Domestic	238,693	225,406
Latin America	40,433	41,248
Europe	49,826	57,888
Special situations platform assets	45,389	41,688
Other non-earning assets, net	18,920	17,112
Total assets	$453,472	$465,074

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(17)  Commitments and Contingencies

Legal Proceedings

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2009 Form 10-K.

Indemnification Obligation Commitments

On August 8, 2006, an Interest Purchase and Sale Agreement (“IP&S Agreement”) was entered into by and among Bidmex Holding LLC (“Bidmex Holding”), as buyer, and Strategic Mexican Investment Partners L.P. (“SMIP”), a wholly-owned subsidiary of FirstCity, and Cargill Financial Services International Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”) which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the IP&S Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify Bidmex Holding and AIG Entities from damages resulting from a breach of any representation or warranty contained in the IP&S Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the IP&S Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs. The Sellers are not required to make any payments as a result of the indemnity provisions of the IP&S Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement (defined below) exceeds $250,000; however, claims related to taxes and fraud are not subject to this $250,000 threshold. The IP&S Agreement limits the liability of the Sellers for indemnifiable losses to the Aggregate Purchase Price (defined below) (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Also on August 8, 2006, Bidmex Holding entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate of CFSI and SMIP, Residencial Oeste 2 S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provided for the sale of the loan portfolio owned by the Asset Seller to the Asset Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold. The IP&S Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico Inc. and SMIP, each wholly-owned subsidiaries of FirstCity, and Cargill Financial Services International Inc. (“CFSI”) and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of U.S. $119.3 million as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At March 31, 2010, the carrying value of SMIP’s membership interests in Bidmex Holding that is included in the Company’s consolidated balance sheet approximated $11.7 million ($5.3 million for the 9% membership interest and $6.4 million for the 6% membership interest).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Letters of Credit and Other Guarantees

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.6 million at March 31, 2010. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At March 31, 2010, FirstCity had a letter of credit in the amount of $10.25 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $10.25 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At March 31, 2010, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $11.4 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At March 31, 2010, the balance of this loan facility was $12.6 million.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned subsidiary of FirstCity, provides guarantees to various financial institutions related to their financing of the investments and operations of certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from July 2010 to September 2012, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At March 31, 2010, the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s underlying guaranty approximated $1.5 million.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Limited-Life Subsidiaries

At March 31, 2010, the estimated settlement value of the Company’s non-controlling interests in consolidated limited-life subsidiaries approximated $2.5 million. The Company’s carrying value of the non-controlling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $0.9 million at March 31, 2010.

Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria incorporated in the FASB’s authoritative guidance on accounting for uncertainty in income taxes, and we have established income tax reserves in accordance with this authoritative guidance where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a financial services company that engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

FirstCity recorded net earnings of $0.1 million, or $0.01 per common share diluted, for the first quarter of 2010 (“Q1 2010”), compared to $0.6 million, or $0.07 per common share diluted, for the first quarter of 2009 (“Q1 2009”). Components of FirstCity’s results of operations for Q1 2010 and Q1 2009 are detailed below (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$1,093	$916
Special Situations Platform	715	1,337
Operating contribution	1,808	2,253
Corporate overhead	(1,707)	(1,609)
Net earnings attributable to FirstCity	$101	$644
Diluted earnings per common share	$0.01	$0.07

Refer to Results of Operations below for a detailed review of the Company’s operations for Q1 2010 compared to Q1 2009.

In Q1 2010, the Company was involved in acquiring $18.1 million of domestic Portfolio Asset investments with a face value of approximately $34.5 million — of which FirstCity’s investment share was $14.6 million. In addition to its Portfolio Asset acquisitions in Q1 2010, FirstCity invested $4.5 million in the form of SBA loan originations and advances; and $4.8 million in the form of debt investments under its Special Situations Platform (“FirstCity Denver”); $4.4 million of equity investments in domestic portfolio companies; and $0.1 million of other equity investments.  Subsequent to Q1 2010, FirstCity has invested $5.3 million in domestic portfolio asset acquisitions and invested another $0.9 million in the form of debt and equity investments.

At March 31, 2010, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable, and entity-level earning assets) approximated $374.3 million — compared to $366.2 million at December 31, 2009 and $346.2 million a year ago. The global distribution of FirstCity’s earning assets (at carrying value) at March 31, 2010 included $284.1 million in the United States; $49.8 million in Europe; and $40.4 million in Latin America.

Net Impairment Provisions

The Company incurred $2.9 million of net impairment provisions in Q1 2010 compared to $1.7 million of net impairment provisions in Q1 2009. Our net impairment provisions in Q1 2010 were composed of $1.7 million of net provisions recorded to our consolidated loans and portfolios, and $1.2 million as our share of net impairment provisions recorded to loans and portfolios held in our unconsolidated Acquisition Partnerships. The global distribution of the $2.9 million net impairment provisions recorded by the Company in Q1 2010 includes $1.7 million in the United States, $0.7 million in Latin America, and $0.5 million in Europe. These impairment provisions were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and portfolios, and changes in future cash flow estimates from our foreign loans and portfolios. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments — which in turn could lead to rising loan defaults and foreclosures on loan collateral. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Foreign Currency Transaction Gains

The combined impact of foreign currency transactions from the Company’s consolidated and unconsolidated foreign operations resulted in a $0.5 million foreign currency exchange loss in Q1 2010 (compared to a combined impact of $1.8 million in foreign currency transaction losses in Q1 2009). The Company’s combined foreign currency exchange loss in Q1 2010 was attributable primarily to our European operations. It remains unclear what impact that weakened global economic conditions will have on our financial holdings and investments from our European and Latin American operations. As such, we cannot provide assurance that, in any particular future period, we will not incur foreign currency transaction losses.

Management’s Outlook

Despite substantial losses reported in the financial services sector over the past two years and continued weaknesses in U.S. and global economies and financial markets, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that distressed asset acquisition and middle-market transaction opportunities at attractive prices and returns are available. As mentioned above, FirstCity’s investment level for Q1 2010 totaled $28.4 million, and subsequent to March 31, 2010, the Company invested an additional $6.2 million in domestic portfolio acquisitions and other investments.

As reported in our March 30, 2010 news release and in our 2009 Form 10-K filed with the SEC on the same date, Bank of Scotland extended the maturity dates of our existing loan facilities to April 1, 2011, and we have been negotiating a term loan that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facilities are realized. FirstCity has since obtained preliminary approval from Bank of Scotland on a $270.0 million term loan subject to final documentation and closing. The primary terms of this pending, preliminary cash flow note facility follows:

•                  Scheduled amortization of $270.0 million over 3 years ($45.0 million in the first year, $80.0 million in the second year, $80.0 million in the first nine months of the third year, and $65.0 million at maturity), with interest at LIBOR + 3.5% (LIBOR floor of 1.0%);

•                  Repayment will be supported by the Company’s future cash flows, assets and equity investments which are currently pledged to Bank of Scotland;

•                  FirstCity’s existing loan facilities with Bank of Scotland will be capped (i.e. Bank of Scotland will have no further obligation to fund the existing loan facilities);

•                  FirstCity will receive a monthly, unencumbered cash leak-through of 20% of the repayment cash flows, up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

•                  FirstCity will provide a limited guaranty in the amount of $75.0 million; and

•                  FirstCity will be required to maintain a minimum net worth (to be defined) of $60.0 million.

As part of the pending agreement, FirstCity expects to have in excess of $40.0 million in unencumbered cash at closing, which combined with the unencumbered cash leak-through of up to $25.0 million described above, will potentially provide the Company in excess of $65.0 million in unencumbered cash to fund future investments and operations.

We are cognizant of the distressed condition of the U.S. financial markets that currently presents challenges for businesses in accessing liquidity and capital. FirstCity continues to negotiate with other parties to obtain additional financing and to make investments in acquisition partnerships. There can be no assurances that FirstCity will close on this pending cash flow note with Bank of Scotland for its loan facilities on terms that are acceptable to the Company, or that FirstCity will be able to obtain alternative sources of funding and investment capital on acceptable terms, if at all.

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 16 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are impacted by many factors including, but not limited to, general economic conditions; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, prices and terms for Portfolio Assets, middle-market transactions and other investments in all of the Company’s businesses. The Company’s business and results of operations are also impacted by the availability of financing with terms acceptable to the Company, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Q1 2010 Compared to Q1 2009

Net earnings to common stockholders totaled $0.1 million in Q1 2010 compared to net earnings of $0.6 million in Q1 2009. On a per share basis, diluted net earnings to common stockholders were $0.01 in Q1 2010 compared to $0.07 in Q1 2009.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $1.1 million operating gain in Q1 2010 compared to a $0.9 million operating gain for the same period in 2009. FirstCity was involved in acquiring $18.1 million of Portfolio Assets in Q1 2010 with an approximate Face Value of $34.5 million, compared to its involvement in acquiring $70.2 million of Portfolio Assets in Q1 2009 with an approximate Face Value of $140.8 million. In Q1 2010, FirstCity’s investment share in Portfolio Asset acquisitions was $14.6 million — with all such investments acquired through consolidated Portfolios. In Q1 2009, FirstCity’s investment share in Portfolio Asset acquisitions was $64.9 million — with all such investments acquired through consolidated Portfolios. In Q1 2010, FirstCity invested an additional $9.0 million in the form of SBA loan originations and advances, direct equity investments, and other loan investments — compared to $6.4 million of such additional investments in Q1 2009.

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,003	$2,392
Income from Portfolio Assets	11,463	9,043
Interest income from SBA loans	268	346
Interest income from loans receivable - affiliates	477	536
Interest income from loans receivable - other	—	207
Other income	511	773
Total revenues	14,722	13,297
Expenses:
Interest and fees on notes payable	3,321	3,324
Salaries and benefits	3,847	3,569
Provision for loan and impairment losses	1,101	1,106
Asset-level expenses	1,495	1,106
Other	2,117	2,113
Total expenses	11,881	11,218
Equity in net earnings (loss) of unconsolidated subsidiaries	1,183	(985)
Gain on business combinations	891	—
Net (income) loss attributable to noncontrolling interests	(4,476)	83
Operating contribution (loss) before direct taxes	$439	$1,177
Operating contribution, net of direct taxes	$1,093	$916

Servicing fee revenues.  Servicing fee revenues decreased to $2.0 million in Q1 2010 from $2.4 million in Q1 2009.

Servicing fees from domestic Acquisition Partnerships totaled $0.3 million in Q1 2010 compared to $0.7 million in Q1 2009, while servicing fees from Latin American Acquisition Partnerships totaled $1.7 million in both Q1 2010 and Q1 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships for Q1 2010 in comparison to Q1 2009 was attributable to the recognition of performance-based service fees on certain domestic partnerships achieving performance thresholds in Q1 2009 (no such performance-based service fees were recognized in Q1 2010).

Income from Portfolio Assets.  Income from Portfolio Assets increased to $11.5 million in Q1 2010 compared to $9.0 million in Q1 2009. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $211.5 million for Q1 2010 from $157.8 million for Q1 2009. The large increase in income from Portfolio Assets is attributed primarily to an increase in consolidated collections to $37.0 million in Q1 2010 compared to $30.5 million in Q1 2009 (due to FirstCity’s increased holdings in consolidated Portfolio Assets). Refer to Note 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $268,000 for Q1 2010 from $346,000 for Q1 2009. The interest income decline is attributed primarily to a decline in FirstCity’s average investment level in SBA loans to $17.5 million for Q1 2010 compared to $22.7 million for Q1 2009.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $477,000 in Q1 2010 compared to $536,000 for Q1 2009. The interest income decline is attributed to a decline in FirstCity’s average investment level in loans receivable — affiliates to $12.6 million for Q1 2010 compared to $14.5 million for Q1 2009.

Interest income from loans receivable — other.   Interest income from loans receivable — other decreased by $0.2 million for Q1 2010 compared to Q1 2009. The decline in interest income in Q1 2010 compared to Q1 2009 is attributable to FirstCity’s increased holdings in Q1 2010 of such loans accounted for under the cost recovery method of accounting (i.e. non-accrual method). FirstCity’s average investment in loans receivable — other was $5.5 million in Q1 2010 (all of which were accounted for under the cost recovery method during the entire period). FirstCity’s average investment in loans receivable — other was $7.5 million in Q1 2009 (all of which were income-accruing loans).

Other income.  Other income for Q1 2010 decreased to $0.5 million compared to $0.8 million for Q1 2009 primarily due to $0.2 million of additional interest income recorded in Q1 2009 compared to Q1 2010 on the Company’s available-for-sale investment security.

Expenses.  Operating expenses approximated $11.9 million and $11.2 million in Q1 2010 and Q1 2009, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $3.3 million for both Q1 2010 and Q1 2009. FirstCity’s average outstanding debt increased to $291.4 million in Q1 2010 from $259.2 million in Q1 2009 — primarily to finance its increased investment activity and to provide working capital to support future growth. However, the Company’s average cost of borrowings decreased to 4.6% in Q1 2010 compared to 5.1% in Q1 2009 due to a decline in market interest rates.

Salaries and benefits totaled $3.8 million and $3.6 million in Q1 2010 and Q1 2009, respectively. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 211 and 210 at March 31, 2010 and 2009, respectively.

Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable totaled $1.1 million in both Q1 2010 and Q1 2009. The $1.1 million of net impairment provisions in Q1 2010 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and Portfolios, which was responsible for $1.0 million of the Company’s consolidated net provisions recorded in Q1 2010. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $1.5 million in Q1 2010 compared to $1.1 million for Q1 2009. The increase is attributed primarily to the Company’s increased holdings in consolidated Portfolio Assets (the Company’s average investment in consolidated Portfolio Assets totaled $211.5 million for Q1 2010 compared to $157.8 million for Q1 2009).

Other costs and expenses remained level at $2.1 million for both Q1 2010 and Q1 2009.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) increased to $1.2 million in earnings for Q1 2010 compared to $1.0 million in losses for Q1 2009. Equity in losses of our unconsolidated Acquisition Partnerships was $0.6 million in Q1 2010 compared to $0.9 million in Q1 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $1.8 million of earnings in Q1 2010 compared to $0.1 million of losses in Q1 2009. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships increased to $1.8 million in Q1 2010 compared to $1.6 million in Q1 2009. Total net earnings reported by domestic partnerships increased to $0.8 million in earnings for Q1 2010 compared to $0.1 million in earnings for Q1 2009. The increase in total revenues and net earnings in Q1 2010 compared to Q1 2009 was attributable primarily to an increase in collections to $5.3 million in Q1 2010 from $4.4 million in Q1 2009. In addition, asset-level expenses decreased by $0.3 million in Q1 2010 compared to Q1 2009 primarily as a result of a decrease in Portfolio Asset holdings by the domestic Acquisition Partnerships over the past year (see paragraph below). The collective activity described above translated to an increase in FirstCity’s share of domestic partnership earnings to $132,000 in Q1 2010 compared to $1,000 in Q1 2009.

FirstCity’s average investment in domestic Acquisition Partnerships decreased to $12.2 million for Q1 2010 from $14.8 million for Q1 2009. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity-method investments in Acquisition Partnerships, the Company expects income from consolidated Portfolio Assets to grow while equity in earnings from the domestic partnerships is expected to decrease.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $3.4 million in Q1 2010 from $2.5 million in Q1 2009. Total net losses reported by Latin American partnerships decreased significantly to $1.8 million in Q1 2010 compared to $12.4 million in Q1 2009. Total collections from Latin American partnerships remained flat at $6.2 million in Q1 2010 compared to $6.1 million in Q1 2009. The significant change in net losses reported by the Latin American partnerships in Q1 2010 and Q1 2009 was due primarily to foreign currency exchange gains of $0.8 million recorded by these partnerships in Q1 2010 compared to $11.1 million of foreign currency exchange losses recorded in Q1 2009 — an $11.9 million favorable swing. The significant fluctuation in the foreign currency exchange amounts reported by the Latin American partnerships was due to the strengthening of the Mexican peso against the U.S. dollar in Q1 2010 compared to Q1 2009. The positive impact resulting from the foreign currency exchange transactions described above was off-set partially by $2.0 million of additional net impairment provisions recorded in Q1 2010 compared to Q1 2009. The collective activity described above translated to a favorable decline in FirstCity’s share of losses in Latin American partnerships to $0.1 million in losses for Q1 2010 compared to $1.6 million in losses for Q1 2009. FirstCity’s average investment in Latin American Acquisition Partnerships remained relatively flat at $17.4 million for Q1 2010 compared to $17.7 million for Q1 2009.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $1.9 million in Q1 2010 from $6.2 million in Q1 2009. In addition, total net earnings reported by the European partnerships decreased to $2.0 million in losses in Q1 2010 from $2.8 million in earnings for Q1 2009. The decrease in total partnership net earnings reported by European partnerships was attributed primarily to (1) decrease in collections to $7.9 million in Q1 2010 compared to $9.1 million in Q1 2009; and (2) increase in net impairment provisions to $1.5 million in Q1 2010 from $0.9 million in Q1 2009. In addition, contributing to the decline in European partnership revenues was the decrease in Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.6 million in losses for Q1 2010 from $0.8 million in earnings for Q1 2009.

FirstCity’s average investment in European Acquisition Partnerships decreased to $8.1 million for Q1 2010 from $13.0 million for Q1 2009 — which contributed to a decline in FirstCity’s share of European partnership revenues as discussed above. Since a majority of FirstCity’s portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, and in light of FirstCity’s step-acquisition transactions and resulting consolidations of UBN (former unconsolidated European Acquisition Partnership) in September 2008 and sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolio Assets to offset the decline in European partnerships revenues.

•             Servicing Entities — Total revenues reported by our foreign unconsolidated servicing entities increased to $16.1 million in Q1 2010 from $11.7 million in Q1 2009, and total net earnings reported by these entities improved to $5.5 million of net earnings in Q1 2010 from $0.2 million of net losses in Q1 2009. The increase in servicing entity revenue and our reported net earnings in the underlying entities was attributed primarily to (1) additional investment income of $4.5 million recorded in Q1 2010 compared to Q1 2009; and (2) a $2.8 million decrease in income tax provisions in Q1 2010 compared to Q1 2009 as a result of our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to an unconsolidated foreign servicing entity’s local financial statements, combined with the timing of federal income tax payments made by the foreign servicing in its local jurisdiction. The collective activity described above translated to an increase in FirstCity’s share of earnings from our servicing entities to $1.8 million in earnings for Q1 2010 from $0.1 million in losses for Q1 2009.

Gain on business combinations.  In Q1 2010, the Company recorded a $0.9 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in three domestic Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company’s previously-held noncontrolling interests in these entities were re-measured to fair value on the acquisition date) — which resulted in the Company’s recognition of the $0.9 million gain. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests increased to $4.5 million for Q1 2010 from a net loss of $0.1 million for Q1 2009. The increase is attributed primarily to a rise in net earnings from co-investments in Portfolio Assets with other investors through consolidated Acquisition Partnerships since Q1 2009. The Company’s carrying value of noncontrolling interests on its consolidated balance sheets attributed to consolidated Acquisition Partnerships, which represents the equity in these consolidated subsidiaries not attributable to FirstCity, increased to $39.6 million at March 31, 2010 from $19.8 million at March 31, 2009.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) totaled $0.7 million in Q1 2010 compared to $1.3 million in Q1 2009. In Q1 2010, FirstCity Denver provided $4.8 million of investment capital to privately-held middle-market companies in the form of debt, compared to $2.4 million of investment capital provided to such companies in the form of debt in Q1 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values in excess of $75.9 million, and has provided $48.6 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$609	$608
Operating revenue from railroad operations	1,265	747
Operating revenue from manufacturing operations	4,359	—
Other income	577	983
Total revenues	6,810	2,338
Expenses - Railroad Operations:
Interest and fees on notes payable	38	35
Salaries and benefits	277	244
Other	291	212
Total railroad expenses	606	491
Expenses - Manufacturing Operations:
Salaries and benefits	1,207	—
Cost of sales	2,543	—
Other	1,086	—
Total manufacturing expenses	4,836	—
Expenses - Other:
Interest and fees on notes payable	113	115
Salaries and benefits	297	192
Provision for loan and impairment losses	601	—
Other	383	450
Total other expenses	1,394	757
Total expenses	6,836	1,248
Equity in net earnings of unconsolidated subsidiaries	1,046	839
Net income attributable to noncontrolling interests	(138)	(431)
Operating contribution before taxes	$882	$1,498
Operating contribution, net of direct taxes	$715	$1,337

Interest income from loans receivable.   Interest income from loans receivable in the first quarter of 2010 remained constant in comparison to the same period in 2009. FirstCity Denver’s average investment in loans receivable was $18.6 million for Q1 2010 — including $2.9 million accounted for under the cost recovery method. For Q1 2009, FirstCity Denver’s average investment in loans receivable was $18.3 million.

Revenue and expenses from railroad operations.  Revenue and expenses from railroad operations represents the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $0.5 million in Q1 2010 compared to Q1 2009 due to an increase in rail car movement services performed in Q1 2010. Total Q1 2010 expenses attributable to the railroad operations remained relatively constant in comparison to Q1 2009.

Revenue and expenses from manufacturing operations.  Revenue and expenses from manufacturing operations represents the results of operations recorded by FirstCity Denver’s majority-owned manufacturing company (engaged principally in the design, production and sale of wireless transmission equipment and software solutions) that it acquired in December 2009. The company’s sales in Q1 2010 were composed of $2.3 million related to equipment and $2.0 million related to software solutions. In Q1 2010, 25% of the company’s sales were made to international customers.

Other income.  Other income in Q1 2010 decreased by $0.4 million in comparison to Q1 2009 primarily due to $0.9 million of gains recognized by FirstCity’s railroad operations in Q1 2009 in connection with property and equipment sales.

Expenses — Other.  Other expense increased by $0.6 million in Q1 2010 compared to Q1 2009 primarily due to $0.6 million of additional net impairment provisions recorded in Q1 2010 on a middle-market company debt investment. The impairment provision was identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and estimates that are susceptible to significant revision as more information becomes available.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries totaled $1.0 million in Q1 2010 and $0.8 million in Q1 2009 — which is composed primarily of FirstCity Denver’s equity earnings in its equity-method investments in a coal mine operation and multiple manufacturing concerns. In Q1 2010, FirstCity Denver’s share of net earnings in unconsolidated subsidiaries was composed primarily of $0.9 million in earnings from the coal mine operation and $0.2 million in earnings from manufacturing entities. Equity in net earnings for Q1 2009 was attributable to earnings from the coal mine operation.

Financial Condition

Significant changes in FirstCity’s financial condition during the first three months of 2010 resulted from the following:

Consolidated assets of $453.5 million at March 31, 2010 were $11.6 million lower than consolidated assets at December 31, 2009. The decrease in consolidated assets was attributed primarily to an $8.8 million decrease in equity-method investments during Q1 2010 (primarily due to cash distributions, downward foreign currency translation adjustments, and FirstCity’s step acquisition of three domestic Acquisition Partnerships that resulted in the consolidation of such entities) and a $21.9 million decrease in cash (refer to the consolidated statement of cash flows in Item 1 of this Form 10-Q for additional information on cash changes). These asset decreases were off-set partially by a $15.9 million increase in FirstCity’s Portfolio Assets and loans receivable as a result of FirstCity’s investment activity in Q1 2010.

Consolidated liabilities of $336.7 million as of March 31, 2010 were $3.1 million lower than consolidated liabilities at December 31, 2009. During Q1 2010, the Company’s notes payable decreased by $15.5 million as a result of principal payments (net of borrowings). This decrease was off-set partially by a $13.8 million increase in notes payable as a result of FirstCity’s step acquisition of three domestic Acquisition Partnerships in Q1 2010 that resulted in the consolidation of such entities, including their notes payable (Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction).

FirstCity’s reported amount of noncontrolling interests (included as a component of equity) decreased by $6.8 million since December 31, 2009 primarily due to distributions to noncontrolling interests in Q1 2010, off-set partially by net earnings attributable to noncontrolling interests and investments in majority-owned entities in Q1 2010 (refer to the consolidated statement of stockholders’ equity in Item 1 of this Form 10-Q for additional information).

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in unconsolidated Acquisition Partnerships. The Company also records equity in earnings of unconsolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Portfolio Asset acquisitions by the Company for Q1 2010 and the last five full fiscal years are as follows:

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First three months of 2010	$18,114	$14,605
Total 2009	200,590	147,654
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405

Subsequent to March 31, 2010, FirstCity has acquired $5.3 million of consolidated Portfolio Assets with a Face Value of approximately $15.3 million.

The table below provides a summary of our Loan Portfolio Assets as of March 31, 2010 and December 31, 2009. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Loan and Loan Pool Type
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$150,542	$138,485
Business assets	22,326	26,983
Other	7,700	3,906
Latin America	10,533	10,545
Europe	10,655	13,001
UBN loan portfolio:
Non-performing loans	55,495	60,929
Performing loans	1,115	1,555
Other	6,263	8,367
Outstanding balance	264,629	263,771
Allowance for loan losses	(59,853)	(65,825)
Carrying amount, net	$204,776	$197,946

The following table provides a summary of the changes in the allowance for loan losses related to our Loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic
	Commercial	Business		Latin
(dollars in thousands)	Real Estate	Assets	Other	America	Europe	UBN	Other	Total
Beginning Balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	878	10	8	61	204	—	51	1,212
Recoveries	(7)	—	—	—	—	(155)	(1)	(163)
Charge offs	(1,794)	(11)	—	—	—	155	(33)	(1,683)
Translation adjustments	—	—	—	2	(13)	(5,327)	—	(5,338)
Ending Balance, March 31, 2010	$4,991	$393	$398	$163	$319	$53,297	$292	$59,853

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company’s levels of such loans and loan pools accounted for on a non-accrual method of accounting (cost-recovery or cash basis) increased to $167.6 million at March 31, 2010 from $138.4 million at December 31, 2009. Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s Purchased Credit-Impaired Loans by income-recognition method as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Real Estate	Total
United States	$23,199	$4,227	$76,965	$74,622	$1,744	$—	$31,348	$212,105

France	—	1,115	5,610	7	—	2,199	—	8,931

Germany	4,718	—	—	—	—	—	—	4,718

Mexico	—	—	—	10,370	—	—	—	10,370

Total	$27,917	$5,342	$82,575	$84,999	$1,744	$2,199	$31,348	$236,124

	December 31, 2009
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Real Estate	Total
United States	$42,385	$5,323	$42,125	$78,165	$2,770	$—	$26,438	$197,206

France	—	1,555	—	7,648	—	2,305	—	11,508

Germany	5,225	—	—	—	—	—	—	5,225

Mexico	—	—	—	10,445	—	—	—	10,445

Total	$47,610	$6,878	$42,125	$96,258	$2,770	$2,305	$26,438	$224,384

Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of unconsolidated investments accounted for under the equity-method of accounting.

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total
First three months of 2010	$4,790	$4,750	$40	$4,790
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At March 31, 2010, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

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

On and effective March 26, 2010, Bank of Scotland extended the maturity dates of our existing loan facilities to April 1, 2011, and as reported in our March 30, 2010 news release and in our 2009 Form 10-K filed with the SEC on the same date, we have been negotiating a term loan that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facilities are realized. FirstCity has since obtained preliminary approval from Bank of Scotland on a $270.0 million term loan subject to final documentation and closing. The primary terms of this pending, preliminary cash flow note facility follows:

•                  Scheduled amortization of $270.0 million over 3 years ($45.0 million in the first year, $80.0 million in the second year, $80.0 million in the first nine months of the third year, and $65.0 million at maturity), with interest at LIBOR + 3.5% (LIBOR floor of 1.0%);

•                  Repayment will be supported by the Company’s future cash flows, assets and equity investments which are currently pledged to Bank of Scotland;

•                  FirstCity’s existing loan facilities with Bank of Scotland will be capped (i.e. Bank of Scotland will have no further obligation to fund the existing loan facilities);

•                  FirstCity will receive a monthly, unencumbered cash leak-through of 20% of the repayment cash flows, up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

•                  FirstCity will provide a limited guaranty in the amount of $75.0 million; and

•                  FirstCity will be required to maintain a minimum net worth (to be defined) of $60.0 million.

As part of the pending agreement, FirstCity expects to have in excess of $40.0 million in unencumbered cash at closing, which combined with the unencumbered cash leak-through of up to $25.0 million described above, will potentially provide the Company in excess of $65.0 million in unencumbered cash to fund future investments and operations.

FirstCity is cognizant of the distressed condition of the U.S. financial markets that currently presents challenges for businesses in accessing liquidity and capital. As such, FirstCity continues to negotiate with other parties to obtain additional financing and to make investments in acquisition partnerships. There can be no assurances that FirstCity will close on this pending cash flow note with Bank of Scotland for its loan facilities on terms that are acceptable to the Company, or that FirstCity will be able to obtain alternative sources of funding and investment capital on acceptable terms, if at all.

Consolidated Statements of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s consolidated operations for the three-month periods ended March 31, 2010 and 2009:

Our operating activities used cash of $11.1 million and $6.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash used in operations was attributable primarily to $4.0 million of net principal advances on SBA loans held for sale; $11.5 million of non-cash deductions for income accretion and gains on Portfolio Assets; and a $2.2 million non-cash deduction for equity earnings from equity-method investments — off-set partially by $4.7 million of net earnings; $1.9 million of proceeds applied to income from Portfolio Assets; and $2.8 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses. Net cash used in operations for the three-month period ended March 31, 2009 was attributable primarily to $4.7 million of net principal advances on SBA loans held for sale, and $9.0 million of non-cash deductions for income accretion and gains on Portfolio Assets — off-set partially by $1.0 million of net earnings; $4.9 million of proceeds applied to income from Portfolio Assets; and $2.1 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $13.1 million and used cash of $43.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash provided by investing activities was attributable primarily to $13.6 million of principal collections on Portfolio Assets (net of purchases), and $2.9 million of distributions from equity-method investments — off-set partially by $3.0 million paid for business combinations (net of cash acquired), and $0.7 million of net advances and originations for loan investments. Net cash used in investing activities for the three-month period ended March 31, 2009 was attributable primarily to Portfolio Assets purchases of $44.8 million (net of principal collections), and $2.1 million of net advances and originations for loan investments — off-set partially by $1.8 million of distributions from equity-method investments, and $1.4 million of proceeds from property and equipment sales. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities used cash of $23.9 million and provided cash of $50.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash used in financing activities was attributable primarily to $16.5 million of net principal payments and fees on notes payable, and $13.0 million of cash distributions to noncontrolling interests — off-set partially by $3.3 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries, and $2.3 million of proceeds from secured borrowings related to SBA loan sale transactions. Net cash provided by financing activities for the three-month period ended March 31, 2009 was attributable primarily to $44.8 million of net borrowings to finance our Portfolio Asset acquisitions and other investments, and $5.7 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $2.3 million for each of the three-month periods ended March 31, 2010 and 2009. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt increased to $302.2 million for the first three months of 2010 from $270.1 million for the first three months of 2009, while the average cost of borrowings decreased to 4.6% in 2010 compared to 5.2% in 2009. The increase in the Company’s debt level since March 31, 2009 is a result of increased net borrowings to finance the Company’s growth and investment transactions.

Statements of Cash Flows — Consolidated Railroad and Manufacturing Operations

The cash flows related to FirstCity’s majority-owned railroad and manufacturing subsidiaries were not material to the Company’s consolidated cash flows for Q1 2010 or Q1 2009, as applicable.

Credit Facilities

FirstCity has $350.0 million of credit facility commitments (subject to borrowing base requirements of the respective credit facilities) with Bank of Scotland and BoS(USA) (collectively, “Bank of Scotland”) available to finance its portfolio and asset purchases, capital investments in new ventures, and to provide for working capital to support our growth. These credit facilities are available to FirstCity through their maturity in April 2011 (as amended — see below). As discussed above, FirstCity obtained preliminary approval from Bank of Scotland to combine the debt under these credit facilities and convert the debt into a $270.0 million three-year term loan (subject to final documentation and closing). There can be no assurances that FirstCity can obtain an extension or renewal of these loan facilities on terms that are acceptable to it or agree upon the terms for an extension of these loan facilities.

On and effective March 26, 2010, FirstCity entered into amendments to its existing loan facilities with Bank of Scotland that extended the maturity dates of the debt outstanding under these loan agreements to April 1, 2011. The credit amendments did not change the other primary terms and covenants of these loan facilities.

The following is a summary of FirstCity’s primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital.

$225.0 Million Revolving Loan Facility — Bank of Scotland

FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland that matures on April 1, 2011 (as amended). The revolving loan facility is used to finance the senior debt and equity portion of Portfolio Asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At March 31, 2010, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

FirstCity has $21.2 million in Euro-denominated debt on this revolving loan facility for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 9 to our consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

$100.0 Million Revolving Loan Facility — Bank of Scotland

FH Partners has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio Asset purchases by FH Partners. This revolving loan facility matures on April 1, 2011 (as amended), and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its consolidated subsidiaries. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At March 31, 2010, FH Partners was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

$25.0 Million Subordinated Credit Agreement — BoS(USA)

FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), which may be used to finance equity investments in new ventures, equity investments made in connection with Portfolio Asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures on April 1, 2011 (as amended), and is secured by substantially all of the assets of FirstCity and its consolidated subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At March 31, 2010, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at March 31, 2010, which was equivalent to $11.4 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At March 31, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

At March 31, 2010, ABL had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At March 31, 2010, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of March 31, 2010 and December 31, 2009.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			March 31,	December 31,
	Interest Rate	Other Terms and Conditions	2010	2009
			(Dollars in thousands)
Notes payable to banks:
Bank of Scotland $225 million revolving loan facility:		Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries, matures April 2011 (as amended)	$152,486	$157,500
US Dollar denominated	LIBOR-indexed (0.24619% at March 31, 2010) plus 2.5%

Euro currency denominated	LIBOR-indexed (.36688% at March 31, 2010) plus 2.5%		21,181	24,824

Bank of Scotland $100 million revolving loan facility	LIBOR-indexed (.2300% at March 31, 2010) plus 2.0%	Secured by all assets of FH Partners and guaranteed by FirstCity and certain of its consolidated subsidiaries, matures April 2011 (as amended)	50,848	58,506

BoS(USA) $25 million subordinated credit agreement	LIBOR + 5.0%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries, matures April 2011 (as amended)	25,000	25,000

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	12,577	10,694

Banco Santander term loan denominated in Mexican pesos	28-day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2010, commitment amount 142.2 million MXN	11,066	10,986

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	2,982	3,086

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	395	395

Bank of America loan	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd.	13,176	—

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,424	7,452

B.E.S.V. term loan	1-month Eurobor + 3.5%	Secured by UBN’s beneficial interests in certain portfolio entities, matures May 2011	3,086	5,433

American Bank term loan	5.0% fixed	Secured by assets of FC Washington and guaranteed by FirstCity, matures May 2011	444	493

U.S. Bank loan	LIBOR plus 1.75%	Secured by all assets of Wamco XXIV, Ltd.	636	—

Participations payable	8.52% - 22.15% imputed rates	Participation agreements on 10% - 33% of net cash flows received on portfolios	1,101	1,519
			302,402	305,888
Note payable to affiliate:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,838	7,838

Total notes payable			$310,240	$313,726

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding our expected financial position, future financial performance, overall trends, liquidity and capital needs, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In this context, words such as “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” “could,” “should,” “will,” “may” and similar words or expressions are intended to identify forward-looking statements and are not historical facts.

These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. For a discussion on the risks, uncertainties and assumptions that affect our business, operating results and financial condition, you should carefully review the “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” qualification and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We are also subject to other risks detailed herein or detailed from time-to-time in our filings with the SEC. The listed risks referenced above are not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. We operate in continually changing business environments, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2009 Form 10-K.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

FirstCity has scheduled its 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) for Thursday, August 19, 2010, at the Company’s principal executive offices located at 6400 Imperial Drive, Waco, Texas 76712.  It is contemplated that the record date for stockholders eligible to vote at the 2010 Annual Meeting will be July 8, 2010. Information related to the record date and other information related to the 2010 Annual Meeting will be disclosed in the Company’s proxy materials for the 2010 Annual Meeting.

Advanced Notice Deadline for Rule 14a-8 Stockholder Proposals

The 2010 Annual Meeting date represents a change of more than 30 days from the anniversary of the Company’s 2009 Annual Meeting of Stockholders. As a result, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, the Company has set a deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2010 Annual Meeting. The new deadline for the submission of the stockholder proposals is the close of business on June 11, 2010. Such proposals should be addressed as follows: FirstCity Financial Corporation, P.O. Box 8216, Waco, Texas 76714, Attention: Secretary. The Company recommends that such proposals be sent by certified mail, return receipt requested. Rule 14a-8 proposals will also need to comply with Rule 14a-8 and other applicable law, or otherwise may by omitted from the Company’s proxy statement.

Advance Notice Deadline for Director Nominations and Other Shareholder Proposals

In accordance with the Company’s bylaws, for director nominations or shareholder proposals to be brought before the 2010 Annual Meeting, other than Rule 14a-8 proposals described above, written notice must be delivered no later than the close of business on June 11, 2010. Such nominations or proposals should be addressed as follows: FirstCity Financial Corporation, P.O. Box 8216, Waco, Texas 76714, Attention: Secretary. Such notices must also comply with the requirements of the Company’s bylaws, The NASDAQ Stock Market and other applicable law, and may not be presented at the 2010 Annual Meeting otherwise.

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
Dated: May 17, 2010

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)