Form 10-Q
period 2010-06-30
FIRSTCITY FINANCIAL CORP
filed 2010-08-16
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, par value $.01 per share, outstanding at August 10, 2010 was 10,187,714.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$50,573	$80,368
Restricted cash	1,641	1,364
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $45,719 and $65,825, respectively	189,047	197,946
Real estate held for sale	23,186	17,051
Real estate held for investment, net	9,153	9,387
Total Portfolio Assets	221,386	224,384
Loans receivable:
Loans receivable - affiliates, net of allowance for loan losses of $500 and $67, respectively	21,867	26,122
Loans receivable - SBA held for sale	7,697	821
Loans receivable - SBA held for investment, net of allowance for loan losses of $346 and $490, respectively	15,165	15,445
Loans receivable - other, net of allowance for loan losses of $1,083 and $-0-, respectively	14,654	10,233
Total loans receivable, net	59,383	52,621
Investment securities available for sale	1,394	1,836
Equity investments	91,640	71,491
Service fees receivable ($602 and $809 from affiliates, respectively)	656	850
Servicing assets - SBA loans	876	1,056
Other assets, net	38,425	31,104
Total Assets (1)	$465,974	$465,074

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$305,561	$305,888
Note payable to affiliate	7,760	7,838
Other liabilities	30,099	26,077
Total Liabilities	343,420	339,803
Commitments and contingencies (Note 19)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,687,714 and 11,483,824, respectively ; shares outstanding: 10,187,714 and 9,983,824, respectively)	117	115
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	104,881	103,326
Accumulated deficit	(10,163)	(18,329)
Accumulated other comprehensive income (loss)	(1,274)	3,460
FirstCity Stockholders’ Equity	82,638	77,649
Noncontrolling interests	39,916	47,622
Total Equity	122,554	125,271
Total Liabilities and Equity	$465,974	$465,074

(1)

Our consolidated assets at June 30, 2010 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $28.0  million; Portfolio Assets, $216.9 million; Loans receivable, $59.8 million; Equity investments, $61.9 million; Other assets, $37.1 million; and Total assets, $403.6 million.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Finance and Servicing:
Servicing fees ($1,551 and $2,137 from affiliates for the three month periods, respectively, and $3,446 and $4,264 from affiliates for the six month periods, respectively)	$1,743	$2,403	$3,746	$4,795
Income from Portfolio Assets	14,622	14,077	26,085	23,120
Gain on sale of SBA loans held for sale, net	163	610	163	610
Gain on sale of investment securities	3,250	—	3,250	—
Interest income from SBA loans	313	295	581	641
Interest income from loans receivable - affiliates	773	939	1,727	1,862
Interest income from loans receivable - other	229	364	361	793
Other income	1,565	1,118	2,696	1,998
	22,658	19,806	38,609	33,819
Manufacturing, Railroad and Coal Mine:
Operating revenues - manufacturing	6,107	—	10,466	—
Operating revenues - railroad	1,192	705	2,457	1,452
Operating revenues - coal mine	13,100	—	13,100	—
Other	4	150	4	1,070
	20,403	855	26,027	2,522
Total revenues	43,061	20,661	64,636	36,341
Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	3,334	3,125	6,376	6,134
Interest and fees on note payable to affiliate	400	444	792	877
Salaries and benefits	6,001	5,796	11,072	10,607
Provision for loan and impairment losses	2,625	677	4,327	1,783
Asset-level expenses	2,103	1,417	3,724	2,654
Other	3,306	1,903	6,502	4,949
	17,769	13,362	32,793	27,004
Manufacturing, Railroad and Coal Mine:
Cost of revenues and operating costs - manufacturing	5,952	—	10,788	—
Cost of revenues and operating costs - railroad	627	535	1,233	1,026
Cost of revenues and operating costs - coal mine	13,295	—	13,295	—
	19,874	535	25,316	1,026
Total costs and expenses	37,643	13,897	58,109	28,030
Earnings before other revenue and income taxes	5,418	6,764	6,527	8,311
Equity in earnings of unconsolidated subsidiaries	1,816	1,198	4,045	1,052
Gain on business combinations	4,838	1,455	5,729	1,455
Earnings before income taxes	12,072	9,417	16,301	10,818
Income tax expense	1,205	440	719	849
Net earnings	10,867	8,977	15,582	9,969
Less: Net income attributable to noncontrolling interests	2,802	1,231	7,416	1,579
Net earnings attributable to FirstCity	$8,065	$7,746	$8,166	$8,390

Basic earnings per share	$0.81	$0.79	$0.82	$0.85
Diluted earnings per share	$0.80	$0.76	$0.81	$0.84

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Net earnings	$15,582	$9,969
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(972)	310
Reclassification adjustment for unrealized gain on security available for sale included in net earnings	(1,352)	—
Foreign currency translation adjustments	(4,795)	2,487
Total other comprehensive income (loss)	(7,119)	2,797
Total comprehensive income	8,463	12,766
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(7,416)	(1,579)
Net unrealized loss on securities available for sale	250	—
Foreign currency translation adjustments	2,135	(216)
Comprehensive income attributable to FirstCity	$3,432	$10,971

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
					Accumulated
					Other	Non-
	Common	Treasury	Paid in	Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Equity

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Net earnings	—	—	—	8,390	—	1,579	9,969
Change in net unrealized gain on securities available for sale	—	—	—	—	310	—	310
Foreign currency translation adjustments	—	—	—	—	2,271	216	2,487
Stock-based compensation expense	—	—	130	—	—	—	130
Purchases of subsidiary shares in noncontrolling interests	—	—	774	—	—	(3,591)	(2,817)
Investments in majority-owned entities	—	—	—	—	—	25,410	25,410
Distributions to noncontrolling interests	—	—	—	—	—	(2,245)	(2,245)
Balances, June 30, 2009	$113	$(10,923)	$102,779	$(28,683)	$(1,145)	$36,978	$99,119

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	8,166	—	7,416	15,582
Change in net unrealized gain on securities available for sale	—	—	—	—	(2,074)	(250)	(2,324)
Foreign currency translation adjustments	—	—	—	—	(2,660)	(2,135)	(4,795)
Exercise of common stock options	—	—	50	—	—	—	50
Issuance of common stock	2		888				890
Stock-based compensation expense	—	—	327	—	—	—	327
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(40)	(40)
Other activity	—	—	290	—	—	(329)	(39)
Investments in majority-owned entities	—	—	—	—	—	5,129	5,129
Distributions to noncontrolling interests	—	—	—	—	—	(17,497)	(17,497)
Balances, June 30, 2010	$117	$(10,923)	$104,881	$(10,163)	$(1,274)	$39,916	$122,554

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
		See Note 1
Cash flows from operating activities:
Net earnings	$15,582	$9,969
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net principal advances on SBA loans held for sale	(8,882)	(11,437)
Proceeds from sales of SBA loans held for sale, net	2,317	13,819
Proceeds applied to income from Portfolio Assets	2,126	10,460
Income from Portfolio Assets	(26,085)	(23,120)
Capitalized interest and costs on Portfolio Assets and loans receivable	(369)	(768)
Provision for loan and impairment losses	4,327	1,783
Foreign currency transaction losses (gains), net	1,095	(300)
Equity in earnings of unconsolidated subsidiaries	(4,045)	(1,052)
Gain on sale of SBA loans held for sale, net	(163)	(610)
Gain on sale of railroad property	—	(920)
Gain on business combinations	(5,729)	(1,455)
Gain on sale of investment security	(3,250)	—
Depreciation and amortization	5,788	1,991
Net premium amortization of loans receivable	(164)	(33)
Stock-based compensation expense	327	130
Decrease (increase) in restricted cash	(579)	102
Decrease (increase) in service fees receivable	194	(336)
Increase in other assets	(1,587)	(965)
Deferred income tax benefit	(563)	—
Increase in other liabilities	2,732	5,379
Net cash provided by (used in) operating activities	(16,928)	2,637
Cash flows from investing activities:
Purchases of property and equipment, net	(711)	(1,358)
Proceeds from sale of railroad property	—	1,350
Cash paid for business combinations, net of cash acquired	(1,570)	(7,149)
Decrease in cash from deconsolidation of subsidiary	(875)	—
Net principal advances on loans receivable	(3,151)	(1,611)
Net principal payments (advances) on SBA loans held for investment	252	(2,020)
Purchase of investment securities available for sale	(1,360)	—
Proceeds from sale of investment security	3,250	—
Net principal payments on investment securities available for sale	732	2,242
Purchases of Portfolio Assets	(25,166)	(134,966)
Proceeds applied to principal on Portfolio Assets	68,760	71,629
Contributions to unconsolidated subsidiaries	(30,865)	(1,222)
Distributions from unconsolidated subsidiaries	4,493	7,034
Net cash provided by (used in) investing activities	13,789	(66,071)
Cash flows from financing activities:
Borrowings under notes payable to banks and other	41,101	137,604
Principal payments of notes payable to affiliates	(79)	—
Principal payments of notes payable to banks and other, net	(55,831)	(84,570)
Payments of debt issuance costs and loan fees	(2,342)	(647)
Proceeds from secured borrowings, net	2,602	—
Contributions from noncontrolling interests	4,581	22,270
Distributions to noncontrolling interests	(17,497)	(2,245)
Cash paid for subsidiary shares in noncontrolling interests	(40)	(2,796)
Proceeds from issuance of common stock	940	—
Net cash provided by (used in) financing activities	(26,565)	69,616
Effect of exchange rate changes on cash and cash equivalents	(91)	236
Net increase (decrease) in cash and cash equivalents	(29,795)	6,418
Cash and cash equivalents, beginning of period	80,368	19,103
Cash and cash equivalents, end of period	$50,573	$25,521
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,829	$4,852
Income taxes, net of refunds	124	90

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

The Company engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership in an investment company that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. Refer to Note 18 for additional information on the Company’s major business segments.

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

The consolidated financial statements in this Form 10-Q include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities (“VIEs”). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate all VIEs where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board’s (the “FASB”) accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 16 for more information.

The Company does not consolidate equity investments in 20%- to 50%-owned entities that are not VIEs where the Company does not have an effective controlling interest, or equity investments in 20%- to 50%-owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity-method of accounting since the Company has the ability to exercise significant influence over the investees’ operating and financial policies. The Company also accounts for its unconsolidated equity investments in less than 20%-owned entities under the equity-method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities.

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

The following tables reconcile the Company’s consolidated statement of cash flows from the previously-reported results to the revised results for the six-month period ended June 30, 2009:

Six Months Ended
June 30,
2009
(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(60,700)
Impact of revision on purchases of Portfolio Assets	134,966
Impact of revision on proceeds applied to principal on Portfolio Assets	(71,629)
Cash flows from operating activities (as revised)	$2,637

Cash flows from investing activities (as reported)	$(2,734)
Impact of revision on purchases of Portfolio Assets	$(134,966)
Impact of revision on proceeds applied to principal on Portfolio Assets	71,629
Cash flows from investing activities (as revised)	$(66,071)

Out-of-Period Adjustments

In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset.  The adjustment was not material to our consolidated financial statements for the quarterly or year-to-date periods ended March 31, 2010 or June 30, 2010 or the year ended December 31, 2009.

In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly or year-to-date periods ended March 31, 2010 or June 30, 2010 or the year ended December 31, 2009.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $66.4 million (including $2.5 million of loans pending management’s post-purchase evaluation) at June 30, 2010, and $96.3 million (including $12.7 million of loans pending management’s post-purchase evaluation) at December 31, 2009.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $112.7 million and $42.1 million at June 30, 2010 and December 31, 2009, respectively.

UBN Loan Portfolio

In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA (“UBN”) in a transaction that was accounted for as a step acquisition under FASB’s business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN’s loan portfolio to its consolidated balance sheet in September 2008. On the date of the acquisition, the amount of loans and allowance for loan losses related to UBN’s loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Receivable

The portion of U.S. Small Business Administration (“SBA”) loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment. As described in Note 2, effective January 1, 2010, the Company adopted new accounting guidance that requires SBA loan transactions subject to the SBA’s 90-day premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provision has elapsed, the transaction will be recorded as a sale and the resulting net gain on sale will be recognized — which is based on the difference between the proceeds received and the allocated carrying value of the loan sold.

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

Revenue Recognition — Special Situations Platform Subsidiaries

The Company’s manufacturing subsidiary, which engages principally in the design, production and sale of wireless transmission equipment and software solutions, recognizes revenue derived from the sale of equipment upon shipment of the product. Revenue associated with software solutions is recognized ratably over the period of the underlying agreements. Effective June 30, 2010, the Company began accounting for its investment in this manufacturing subsidiary as an equity-method investment (instead of a controlled, consolidated subsidiary) — refer to Note 3 for additional information.

The Company’s consolidated railroad subsidiary, which interchanges rail cars with connecting carriers and provides rail freight services for on-line customers, recognizes freight revenue at the time the shipment is either delivered to or received from the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

The Company’s consolidated coal mine subsidiary, which engages primarily in the purchase and sale of coal and coal-related products, generates revenue under a short-term coal sales contract with a major utility company (the contract is scheduled to expire on or around December 2010). Revenue is recognized when coal is delivered to the customer at an agreed-upon destination as specified in the related contract (at which point title and risk of loss passes to the customer). The Company consolidated the coal mine subsidiary effective April 1, 2010 after it obtained control of the entity at such time (refer to Note 3 for additional information).

(2)  New Accounting Guidance

Consolidation of Variable Interest Entities (“VIEs”)

Effective January 1, 2010, the Company adopted the FASB’s accounting guidance on the consolidation of VIEs (issued in June 2009). This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most-significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in VIEs. The adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to Note 16 for additional information about the Company’s involvement with VIEs.

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted the FASB’s guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new accounting guidance delays the Company’s recognition of the sale of guaranteed portions of SBA loans until expiration of the 90-day premium recourse provision, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the first three months of 2010. Once the premium recourse provision has elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Notes 1 and 5 for additional information.

Fair Value

In January 2010, the FASB issued new accounting guidance that amended existing guidance for fair value disclosures. This guidance requires separate disclosures of significant transfers of items in and out of Levels 1 and 2 in the fair value hierarchy and the reasons for the transfers; requires disclosure of purchases, sales, issuances and settlements activity on a gross (rather than net) basis relative in the Level 3 reconciliation of fair value measurements for assets and liabilities measured at fair value on a recurring basis; and clarifies, among other things, that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. We adopted this new guidance for the quarterly period ended March 31, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective beginning the first quarter of 2011. Since this guidance is disclosure-only in nature, our adoption of the guidance did not significantly impact the Company’s consolidated financial statements. Refer to Note 15 for additional information.

Subsequent Events

In March 2010, the FASB issued guidance that amends existing guidance (issued in May 2009) that established the general standards of accounting and disclosure for subsequent events. Among other things, the new guidance eliminates the requirement for

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Loan Modifications and Loan Pool Accounting

In April 2010, the FASB issued guidance that clarifies the accounting for loan modifications when the loan is part of a pool that is accounted for as a single asset. The new guidance provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions. The new guidance also allows entities to make a one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, upon adoption of this new guidance. We early-adopted the provisions of this new guidance, as permitted, effective April 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(3)  Business Combinations and Deconsolidation of a Subsidiary

Coal Mine Operation — Business Combination

Effective April 1, 2010, the Company, through its majority-owned Special Situations Platform subsidiary, obtained control of an equity-method investee (coal mine operation) after the investee acquired and redeemed the 55.5% ownership interest held by the then-majority shareholder in exchange for a $4.6 million note payable. As a result of the equity interest redemption, the Company’s ownership interest in the investee increased to 88.8% from 39.5% and the coal mine operation became a consolidated subsidiary of the Company. The transfer of a controlling interest in the investee to the Company was accounted for as a business combination, and accordingly, all of the assets and liabilities of the coal mine operation were measured at fair value on the date control was obtained and included in the Company’s consolidated balance sheet, net of intercompany account balances that were eliminated in consolidation. The following table reflects the estimated fair value of the coal mine operation’s identifiable assets and liabilities, and the estimated fair value of the noncontrolling interest, that were included in the Company’s consolidated balance sheet at April 1, 2010 (in thousands):

Cash	$1,597
Coal supply agreement (1)	13,092
Accounts receivable and other assets (1)	3,699
Total assets	$18,388

Note payable	$4,615
Coal purchase agreement (2)	2,394
Intercompany liability (3)	4,086
Accounts payable and other liabilities (2)	2,415
Total liabilities	$13,510

Noncontrolling interest	$548

(1)  Included in “Other assets” on the Company’s consolidated balance sheet as of June 30, 2010.

(2)  Included in “Other liabilities” on the Company’s consolidated balance sheet as of June 30, 2010.

(3)  Eliminated in consolidation with the Company’s consolidated financial statements.

In addition to measuring the subsidiary’s assets and liabilities at fair value at the date control was obtained on April 1, 2010, the Company’s carrying value of its previously-held equity-method investment in the coal mine subsidiary was re-measured to fair value under accounting guidance applicable to business combinations. The fair value of the Company’s total interest in the subsidiary after

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the business combination exceeded the carrying value of its previously-held equity interest by approximately $4.8 million, which the Company recognized as “Gain on business combinations” in its consolidated statement of operations for the six-month period ended June 30, 2010. The Company’s carrying value of its previously-held equity investment in the coal mine subsidiary included the effects of the investee’s distribution of a wholly-owned equipment subsidiary (i.e. spin-off transaction), effective April 1, 2010, to the owners in proportion to their then-existing ownership percentages. The spin-off transaction effected by the investee was recorded at carrying value and the Company’s proportionate share of equity in the distributed entity approximated $2.7 million — which it continued to record as an equity-method investment after the spin-off.

The Company’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the Company’s recognition of an asset for an above-market-price coal supply agreement and a liability for an above-market-price coal purchase agreement. The fair values of the coal supply and coal purchase agreements were based on discounted cash flow calculations of the difference between the expected contract revenues and costs based on the stated contractual terms and the estimated net contract revenues and costs derived from applying forward-market commodity prices as of April 1, 2010. The discount rate used for the calculations was obtained from independent pricing reflecting broker market quotes. The coal supply asset and coal purchase liability are being amortized over the actual amount of tons shipped under each contract (which are both scheduled to expire in December 2010).

Domestic Acquisition Partnerships — Business Combinations

On March 31, 2010, the Company acquired an additional 50% ownership interest in three domestic Acquisition Partnerships for $4.4 million. As a result of this transaction, the Company’s ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The following table reflects the fair value of the Acquisition Partnerships’ assets and liabilities that were included in the Company’s consolidated balance sheet on the acquisition date (in thousands):

Recognized amounts of identified assets acquired and liabilities assumed (at fair value):

Cash	$1,427
Portfolio Assets	21,765
Other assets	82
Total assets	$23,274

Notes payable to banks	$13,811
Other liabilities	235
Total liabilities	$14,046

Pursuant to accounting provisions applicable to business combinations, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million. As such, the Company recognized a $0.9 million gain attributable to the re-measurement of its previously-held equity interests on the acquisition date (included in “Gain on business combinations” in the Company’s consolidated statement of operations for the six-month period ended June 30, 2010).

Manufacturing Subsidiary — Deconsolidation

In December 2009, the Company, through its majority-owned Special Situations Platform subsidiary, acquired a majority controlling interest in a manufacturing subsidiary (involved in the design, production and sale of wireless transmission equipment and software solutions). The manufacturing subsidiary’s accounts and results of operations have been included in the Company’s consolidated financial statements since the acquisition. However, effective June 30, 2010, the Company and the noncontrolling owners consented to certain amendments to the subsidiary’s operating agreement that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest and elevated economic interests, in the manufacturing entity. Accordingly, the Company deconsolidated and removed the carrying values of the manufacturing subsidiary’s assets ($9.9 million) and liabilities ($9.6 million) and the carrying value of the noncontrolling interest ($39,000) attributed to the subsidiary from its consolidated balance sheet

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on June 30, 2010. The Company also recorded its retained noncontrolling interest in the manufacturing entity at estimated fair value of approximately $0.3 million at June 30, 2010. No gain or loss was recognized by the Company as a result of deconsolidating this subsidiary. On June 30, 2010, the Company began to account for its retained investment in the manufacturing entity using the equity-method of accounting; consequently, the Company will no longer report the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statement of operations (rather, the Company will record its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries” beginning July 1, 2010).

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30, 2010
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$180,495	$868	$179,627
Purchased performing loans	3,664	9	3,655
UBN:
Non-performing loans	46,730	44,773	1,957
Performing loans	1,018	—	1,018
Other	2,859	69	2,790
Total	$234,766	$45,719	$189,047

	December 31, 2009
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$192,920	$6,927	$185,993
Purchased performing loans	3,986	25	3,961
UBN:
Non-performing loans	60,929	58,624	2,305
Performing loans	1,555	—	1,555
Other	4,381	249	4,132
Total	$263,771	$65,825	$197,946

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate Portfolios:
Real estate held for sale	$23,186	$17,051
Real estate held for investment, net (1)	9,153	9,387
Total	$32,339	$26,438

(1)         Includes lease-related intangible balances (net) of approximately $0.7 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$12,716	$13,530	$22,740	$22,253
Purchased performing loans	66	94	126	173
UBN	92	42	636	275
Other	99	241	388	429
Real Estate Portfolios	1,649	170	2,195	(10)
Income from Portfolio Assets	$14,622	$14,077	$26,085	$23,120

For the six-month period ended June 30, 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $2.6 million — which is composed of a $1.9 million provision for loan losses, net of recoveries, and a $0.7 million impairment charge on real estate portfolios. For the six-month period ended June 30, 2009, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $0.7 million — which is composed of a $0.4 million impairment charge on real estate portfolios and a $0.3 million provision for loan losses, net of recoveries.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(59,853)	$(71,922)	$(65,825)	$(76,365)
Provisions	(1,113)	581	(2,325)	(660)
Recoveries	297	70	460	382
Charge-offs	9,726	6,220	11,409	7,647
Translation adjustments	5,224	(4,031)	10,562	(86)
Ending Balance	$(45,719)	$(69,082)	$(45,719)	$(69,082)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of June 30, 2010 and December 31, 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company’s decrease in its estimates of future cash flows. Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three- and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$10,176	$56,640	$12,923	$58,114
Additions	—	12,146	—	23,077
Accretion	(222)	(5,562)	(2,126)	(10,460)
Reclassification from nonaccretable difference	(2,493)	(1,022)	(2,142)	1,459
Disposals	(2,082)	(2,381)	(2,941)	(6,193)
Transfer to non-accrual	(2,885)	(8,652)	(3,039)	(13,284)
Translation adjustments	(45)	1,767	(226)	223
Ending Balance	$2,449	$52,936	$2,449	$52,936

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions of Purchased Credit-Impaired Loans for the three- and six-month periods ended June 30, 2010 and 2009, respectively, are summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Face value at acquisition	$17,219	$112,058	$51,756	$252,830
Cash flows expected to be collected at acquisition, net of adjustments	9,819	83,306	38,618	164,428
Basis in acquired loans at acquisition	6,251	64,497	24,365	134,688

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates, net of allowance for loan losses of $67	$10,952	$13,177
SBA, net of allowance for loan losses of $346 and $490, respectively	22,862	16,266
Other	8,049	1,402
Real estate:
Other, net of allowance for loan losses of $1,083 and $-0-, respectively	6,605	8,831

Foreign - commercial and industrial:
Affiliates, net of allowance for loan losses of $433 and $-0-, respectively	10,915	12,945

Total loans, net	$59,383	$52,621

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$21,243	$24,757
Allowance for loan losses	(500)	(67)
Discounts, net	(193)	(237)
Capitalized interest	1,317	1,669
Carrying amount of loans, net	$21,867	$26,122

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$23,816	$27,827	$26,122	$27,080
Advances	400	2,852	550	5,152
Payments received	(660)	(1,333)	(2,890)	(2,610)
Capitalized interest	88	88	137	169
Provision for loan impairment	(433)	—	(433)	—
Discount accretion, net	22	—	44	—
Other noncash adjustments (1)	(1,001)	—	(1,001)	—
Foreign exchange gains (losses)	(365)	312	(662)	(45)
Ending Balance	$21,867	$29,746	$21,867	$29,746

(1)          Represents the removal of a $4.1 million loan to a former equity-method investee (coal mine subsidiary) upon consolidation of the entity effective April 1, 2010, and the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon the deconsolidation of the entity effective June 30, 2010. Refer to Note 3 for additional information.

Loans receivable — affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Loans receivable — affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios (which is generally real estate), whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded $0.4 million of net provisions for impairment on loans receivable — affiliates for the six months ended June 30, 2010. The Company recorded no provisions for impairment for the six-month period ended June 30, 2009.

At June 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — affiliates totaled $0.8 million. The average recorded investment in these impaired and non-accrual loans approximated $0.1 million for the six-month period ended June 30, 2010. At June 30, 2010, the Company had $0.4 million of valuation allowances specifically related to these loans.

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$7,616	$821
Capitalized costs, net of fees	81	—
Carrying amount of loans, net	$7,697	$821

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$4,895	$9,720	$821	$4,901
Originations and advances of loans	4,860	6,787	8,889	11,600
Payments received	—	(88)	(7)	(163)
Capitalized costs	31	(99)	83	(18)
Loans sold, net	(2,089)	(12,828)	(2,089)	(12,828)
Ending Balance	$7,697	$3,492	$7,697	$3,492

Loans receivable — SBA held for sale represent the portions of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost for the six months ended June 30, 2010 and 2009.

At June 30, 2010, SBA loans held for sale include $2.4 million in guaranteed portions of SBA loans sold and subject to a 90-day premium recourse provision. In accordance with FASB’s accounting guidance on transfers of financial assets (issued in June 2009) that became effective in the first quarter of 2010, an off-setting secured borrowing has been recorded and is included in “Other liabilities” in the Company’s consolidated balance sheet. After the premium recourse provision has elapsed, the Company will record the transaction as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Note 2 for additional information.

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$16,497	$17,072
Allowance for loan losses	(346)	(490)
Discounts, net	(1,105)	(1,245)
Capitalized costs	119	108
Carrying amount of loans, net	$15,165	$15,445

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$15,156	$15,673	$15,445	$14,405
Originations and advances of loans	572	1,163	1,050	2,767
Payments received	(499)	(405)	(1,316)	(793)
Capitalized costs	7	17	10	43
Change in allowance for loan losses	(100)	(63)	144	(78)
Discount accretion, net	31	(182)	88	(141)
Charge-offs	(2)	—	(256)	—
Ending Balance	$15,165	$16,203	$15,165	$16,203

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment represent the non-guaranteed portions of SBA loans purchased and originated by the Company. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded net impairment provisions to SBA loans held for investment of $112,000 and $78,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(246)	$(49)	$(490)	$(34)
Provisions	(110)	(76)	(192)	(97)
Recoveries	8	13	80	19
Charge-offs	2	—	256	—
Ending Balance	$(346)	$(112)	$(346)	$(112)

At June 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — SBA held for investment totaled $0.6 million. The average recorded investment in these impaired and non-accrual loans approximated $0.4 million for the six-month period ended June 30, 2010. At June 30, 2010, the Company had $0.2 million of valuation allowances specifically related to these loans.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$15,530	$9,992
Allowance for loan losses	(1,083)	—
Discounts, net	(38)	(7)
Capitalized interest and costs	245	248
Carrying amount of loans, net	$14,654	$10,233

Changes in loans receivable — other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$12,878	$13,411	$10,233	$13,533
Advances	5,374	1,381	10,552	3,368
Payments received	(3,039)	(2,170)	(5,061)	(4,299)
Capitalized interest and costs	—	26	(2)	44
Change in allowance for loan losses	(567)	(967)	(1,083)	(967)
Discount accretion, net	8	2	15	9
Foreign exchange losses	—	15	—	10
Ending Balance	$14,654	$11,698	$14,654	$11,698

Loans receivable — other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company recorded impairment provisions on loans receivable — other of approximately $1.1 million and $1.0 million for the six-month periods ended June 30, 2010 and 2009, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for loan losses related to loans receivable — other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(516)	$—	$—	$—
Provisions	(567)	(967)	(1,083)	(967)
Charge-offs	—	—	—	—
Ending Balance	$(1,083)	$(967)	$(1,083)	$(967)

At June 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — other totaled $6.6 million. The average recorded investment in these impaired and non-accrual loans approximated $7.8 million for the six-month period ended June 30, 2010. At June 30, 2010, the Company had $1.1 million of valuation allowances specifically related to these loans.

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

Condensed Combined Balance Sheets

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$359,993	$282,999
Liabilities	$63,331	$97,135
Net equity	296,662	185,864
	$359,993	$282,999
Servicing and operating entities:
Assets	$143,731	$134,384
Liabilities	$87,946	$79,375
Net equity	55,785	55,009
	$143,731	$134,384
Total:
Assets	$503,724	$417,383
Liabilities	$151,277	$176,510
Net equity	352,447	240,873
	$503,724	$417,383

Equity investment in Acquisition Partnerships	$55,050	$41,029
Equity investment in servicing and operating entities	36,590	30,462
	$91,640	$71,491

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$8,292	$11,092	$15,410	$21,502
Costs and expenses	10,103	(2,473)	20,278	17,408
Net earnings (loss)	$(1,811)	$13,565	$(4,868)	$4,094

Servicing and operating entities:
Revenues	$19,328	$16,143	$45,540	$36,871
Costs and expenses	16,005	18,601	33,974	37,584
Net earnings (loss)	$3,323	$(2,458)	$11,566	$(713)

Equity in earnings (loss) of Acquisition Partnerships	$(275)	$2,133	$(883)	$1,242
Equity in earnings (loss) of servicing and operating entities	2,091	(935)	4,928	(190)
	$1,816	$1,198	$4,045	$1,052

In March 2010, the Company acquired a controlling interest in three domestic Acquisition Partnerships in which it previously held a noncontrolling interest in each such entity. In addition, in April 2010, the Company obtained a controlling interest in a coal mine subsidiary in which it previously held a noncontrolling interest. As a result of these transactions, the Acquisition Partnerships and coal mine subsidiary converted from equity-method investments to consolidated subsidiaries of the Company. As such, the assets, liabilities and equity of these entities are not included in the applicable balance sheet tables above and below at June 30, 2010; and their results of operations from the respective transaction dates are not included in the applicable earnings tables above and below for the six-month period ended June 30, 2010. Furthermore, in connection with the activity related to the coal mine subsidiary, the Company obtained a direct noncontrolling interest in an equipment subsidiary that was previously wholly-owned and consolidated by the coal mine subsidiary (obtained through a spin-off transaction effected by the coal mine subsidiary in April 2010). As such, the assets, liabilities and equity of this equipment subsidiary are included in the applicable balance sheet tables above and below at June 30, 2010; and its results of operations from the transaction date are included in the applicable earnings tables above and below for the six-month period ended June 30, 2010. Refer to Note 3 for additional information related to these transactions.

On June 30, 2010, the Company entered into an arrangement with a then-consolidated manufacturing subsidiary that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest, in the entity. As a result, the manufacturing subsidiary converted to an equity-method investment from a consolidated subsidiary of the Company. As such, the assets, liabilities and equity of this manufacturing subsidiary are included in the applicable balance sheet tables above and below at June 30, 2010. Refer to Note 3 for additional information related to this transaction.

At June 30, 2010 and December 31, 2009, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $300.0 million and $180.0 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$173,113	$58,190
Operating entities	56,475	31,481
Latin America:
Acquisition Partnerships	132,670	139,214
Servicing entities	9,843	13,328
Europe:
Acquisition Partnerships	54,210	85,595
Servicing entities	77,413	89,575
	$503,724	$417,383
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$169,325	$36,696
Operating entities	12,574	5,574
Latin America:
Acquisition Partnerships	110,525	115,768
Servicing entities	(1,026)	427
Europe:
Acquisition Partnerships	16,812	33,400
Servicing entities	44,237	49,008
	$352,447	$240,873
Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$32,508	$13,575
Operating entities	5,581	1,659
Latin America:
Acquisition Partnerships	17,144	17,532
Servicing entities	1,788	2,677
Europe:
Acquisition Partnerships	5,398	9,922
Servicing entities	29,221	26,126
	$91,640	$71,491

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant subsidiaries of FirstCity at June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$782	$2,966	$2,610	$4,606
Teton Buildings LLC (operating entity)	2,388	(991)	4,450	155
Other operating entities	4,898	5,183	12,899	13,038
Latin America:
Acquisition Partnerships	6,927	2,912	10,324	5,437
Servicing entity	2,346	3,036	4,510	5,324
Europe:
Acquisition Partnerships	584	5,214	2,476	11,459
MCS et Associes (servicing entity)	8,903	7,548	21,906	15,710
Other servicing entities	792	1,367	1,775	2,644
	$27,620	$27,235	$60,950	$58,373

Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$(222)	$1,310	$543	$1,414
Teton Buildings LLC (operating entity)	1,570	(218)	2,828	(344)
Other operating entities	947	(1,743)	2,441	362
Latin America:
Acquisition Partnerships	(299)	11,344	(2,132)	(1,029)
Servicing entity	(185)	(409)	(1,450)	(935)
Europe:
Acquisition Partnerships	(1,291)	911	(3,280)	3,709
MCS et Associes (servicing entity)	1,223	(50)	8,130	223
Other servicing entities	(231)	(38)	(382)	(19)
	$1,512	$11,107	$6,698	$3,381

Company’s equity in earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$(95)	$515	$37	$516
Teton Buildings LLC (operating entity)	1,256	(28)	1,853	(22)
Other operating entities	550	(614)	999	219
Latin America:
Acquisition Partnerships	165	1,391	45	(253)
Servicing entity	(93)	(204)	(725)	(467)
Europe:
Acquisition Partnerships	(346)	227	(966)	979
MCS et Associes (servicing entity)	416	(83)	2,864	83
Other servicing entities	(37)	(6)	(62)	(3)
	$1,816	$1,198	$4,045	$1,052

At June 30, 2010, the Company had $23.2 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 for additional information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$960	$739	$1,115	$785
Servicing Assets capitalized	40	312	40	312
Servicing Assets amortized	(51)	(50)	(206)	(96)
Ending Balance	$949	$1,001	$949	$1,001

Reserve for impairment of servicing assets:
Beginning Balance	$(71)	$(44)	$(59)	$(63)
Impairments	(3)	(16)	(15)	(16)
Recoveries	1	33	1	52
Ending Balance	$(73)	$(27)	$(73)	$(27)

Ending Balance (net of reserve)	$876	$974	$876	$974

Fair value of amortized servicing assets:
Beginning balance	$985	$695	$1,162	$722
Ending balance	$971	$974	$971	$974

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 12.5% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(8)  Notes Payable — Senior Credit Facilities with Bank of Scotland plc and BoS(USA), Inc.

On June 25, 2010, FirstCity Commercial Corporation (“FC Commercial”) and FH Partners LLC (“FH Partners”), as borrowers, and FLBG Corporation (“FLBG Corp.”), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, and Bank of Scotland and BoS(USA), Inc. (collectively, “Bank of Scotland”), as lenders, entered into a Reducing Note Facility Agreement (“Reducing Note Facility”). In addition, on June 25, 2010, FirstCity executed a Limited Guaranty Agreement guarantying payment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million.

The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, “Existing Credit Agreements”). The Existing Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and existing letter of credit obligations under the Existing Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization over 3 years ($43.6 million in the first year, $80.0 million in the second year, $60.0 million in the first nine months of the third year, and $85.0 million due on June 25, 2013, the maturity date).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The material terms of the Reducing Note Facility and related agreements are as follows:

•                  FirstCity provides a limited guaranty for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

•                  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility;

•                  Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Existing Credit Agreements;

•                  FirstCity will receive unencumbered cash of 20% of the monthly net cash flows (i.e. cash “leak-through”) up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance to FirstCity Servicing Corporation (“FC Servicing”), a wholly-owned subsidiary of FirstCity, of $38.9 million over 3 years ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

•                  Provides for a fluctuating interest rate equal to, at FC Commercial’s option, either (a) the greater of (i) one month London Interbank Offering Rate (“LIBOR”) plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate plus 3.0%;

•                  Allows FC Commercial and FH Partners to designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million;

•                  Requires FirstCity to maintain a minimum tangible net worth (as defined) requirement of $60.0 million; and

•                  Provides for an upfront fee to be paid to Bank of Scotland in the amount of $2.0 million, payable as follows: $0.7 million paid on March 26, 2010 (in connection with an extension of the Existing Credit Facilities), $0.7 million on June 25, 2010, and payments of $0.2 million from the cash flow of the pledged assets on the first day of July, August, September and October 2010.

The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries (“Covered Entities”), which represent the entities that were subject to the obligations of the Existing Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Existing Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility.

(9)  Stockholders’ Equity

On June 29, 2010, the Company issued and sold 150,000 shares of its common stock to an accredited investor pursuant to a securities purchase agreement at a price of $5.93 per share, resulting in aggregate proceeds of $0.9 million.

(10)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed of the following as of June 30, 2010 and December 31, 2009:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(1,705)	$956
Net unrealized gains on securities available for sale (1)	431	2,504
Total accumulated other comprehensive income (loss)	$(1,274)	$3,460

(1)         Includes $0.5 million and $1.4 million at June 30, 2010 and December 31, 2009, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(11)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At June 30, 2010, the Company carried $23.2 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At June 30, 2010 and December 31, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	June 30, 2010	December 31, 2009

Euro-denominated debt	Notes payable to banks	$23,235	$24,824

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and six-month month periods ended June 30, 2010 and 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Euro-denominated debt	$1,849	$(1,753)	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Six Months Ended		Reclassified from	Six Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Euro-denominated debt	$3,391	$259	Other income (expense)	$—	$—

(12)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense for the three- and six-month periods ended June 30, 2010 and 2009 is composed of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

State current income tax expense	$242	$353	$544	$549
Federal current income tax expense	171	—	171	—
Foreign current income tax expense	564	4	585	202
Foreign deferred income tax expense (benefit)	228	83	(581)	98
Total	$1,205	$440	$719	$849

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. The Company’s deferred tax assets, net of valuation allowances, totaled $0.4 million at June 30, 2010 (included in “Other assets” in our consolidated balance sheet) and $-0- at December 31, 2009. The increase in the net deferred tax assets during the six-month period ended June 30, 2010 relates to our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to a consolidated foreign subsidiary’s local financial statements, combined with the timing of income tax payments made by the foreign subsidiary in its local jurisdiction. The recognition of these foreign tax benefits is not dependent upon future taxable income in the subsidiary’s foreign jurisdiction, but rather upon reversal of the U.S. GAAP adjustments in future periods.

The Company also has a substantial amount of domestic deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition Partnership investments. At June 30, 2010 and December 31, 2009, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

(13)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards (2010 only). We recognized stock-based compensation cost of approximately $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2010, respectively, and $25,000 and $0.1 million for the three- and six-month periods ended June 30 2009, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2010	921,400	$7.10
Granted	—	—
Exercised	(25,000)	2.00
Expired	(31,000)	9.09
Forfeited	—	—
Options outstanding at June 30, 2010	865,400	$7.18	6.10	$645
Options exercisable at June 30, 2010	545,900	$7.06	4.49	$645

The total intrinsic value of stock options exercised during the six-month period ended June 30, 2010 was $0.1 million. As of June 30, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

In February 2010, the Company granted 28,890 restricted stock awards that vest in one installment on the first anniversary of the date of grant. The grant-date fair value of each award was $5.97 — which was based on the grant-date fair value of our common stock. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. At June 30, 2010, the Company had 28,890 outstanding, unvested restricted stock awards with total unrecognized compensation cost of $0.1 million to be recognized over a weighted average period of 0.3 years.

(14)  Net Earnings per Common Share

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$10,867	$8,977	15,582	9,969
Less: net income attributable to the noncontrolling interest	2,802	1,231	7,416	1,579
Net earnings attributable to FirstCity	$8,065	$7,746	$8,166	$8,390

Weighted average outstanding shares of common stock (in thousands)	10,009	9,832	10,000	9,832
Dilutive effect of:
Warrants	—	181	—	99
Dilutive effect of stock options	108	122	101	52
Weighted average outstanding shares of common stock and common stock equivalents	10,117	10,135	10,101	9,983

Net earnings per share:
Basic	$0.81	$0.79	$0.82	$0.85
Diluted	$0.80	$0.76	$0.81	$0.84

(15)  Fair Value

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

	At June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$701	—	—	$701
Asset-backed security	—	—	692	692
	$701	—	692	$1,393

	At December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment security available for sale:
Asset-backed security	$—	—	1,836	$1,836

The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible and frequently released to the public. At June 30, 2010 and December 31, 2009, the carrying value of the Company’s asset-backed securities (at fair value) approximated $0.7 million and $1.8 million, respectively. The table below summarizes the changes to these Level 3 assets measured at fair value on a recurring basis for the three- and six-month periods ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$1,530	$4,279	$1,836	$5,251
Total net gains (losses) for the period included in:
Net income	3,250	—	3,250	—
Other comprehensive income (loss)	(1,457)	(9)	(1,115)	(16)
Purchases, sales, issuances and settlements, net	(2,612)	(1,277)	(3,260)	(2,242)
Foreign currency translation adjustments	(19)	—	(19)	—
Net transfers into Level 3	—	—	—	—
Balance, end of period	$692	$2,993	$692	$2,993

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- or six-month periods ended June 30, 2010 and 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company’s consolidated balance sheet at June 30, 2010 and December 31, 2009, the following table provides the fair value hierarchy and the carrying value of the related individual assets at each respective period end:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying Value at June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$353	$353
Loans receivable - SBA held for investment (1)	—	—	838	838
Loans receivable - other (1)	—	—	1,917	1,917
Real estate held for sale (2)	—	6,606	—	6,606

	Carrying Value at December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$12,460	$12,460
Loans receivable - SBA held for investment (1)	—	—	829	829
Real estate held for sale (2)	—	7,231	—	7,231

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

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Six Months ended
	June 30,
(Dollars in thousands)	2010	2009
Portfolio Assets - loans (1)	$(494)	$(735)
Loans receivable - SBA held for investment (1)	(102)	—
Loans receivable - other (1)	(1,168)	—
Real estate held for sale (2)	(738)	(461)
Total	$(2,502)	$(1,196)

(1)          Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)          Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair values of “Portfolio Assets — loans,” “Loans receivable - SBA held for investment” and “Loans receivable - other,” as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at June 30, 2010 and December 31, 2009.

Loans Receivable Held-for-Sale:  Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics, or prices of the Company’s SBA loan transactions that were previously consummated and pending sales accounting treatment. At June 30, 2010 and December 31, 2009, the carrying amount of loans held-for-sale approximated $7.7 million and $0.8 million, respectively, and the estimated fair values approximated $8.2 million and $0.9 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At June 30, 2010 and December 31, 2009, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $244.6 million and $253.0 million, respectively, and the estimated fair values approximated $360.8 million and $371.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with 90-day premium recourse provisions in which the servicing rights have not been capitalized. See Note 7 for the carrying amount and estimated fair values of servicing assets as of June 30, 2010 and December 31, 2009.

Notes Payable:  Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at June 30, 2010 and December 31, 2009.

Note Payable to Affiliate:  Estimated fair value of the Company’s note payable to affiliate (including related interest payable) is based on the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At June 30, 2010 and December 31, 2009, the carrying amount of the note and interest payable to affiliate was $11.0 million and $10.3 million, respectively, and the estimated fair values approximated $7.1 million and $6.5 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)  Variable Interest Entities

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

The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

Acquisition Partnership VIEs — The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make significant decisions about the Acquisition Partnership’s activities. The voting interests for all but three of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for three Acquisition Partnership VIEs in which the Company and respective non-affiliated investors each hold equal ownership and voting interests. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required, but may provide additional liquidity alongside the non-affiliated investors to fund additional investments.

Operating Entity VIEs — The Company has significant variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by FirstCity Denver — our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

Special-Purpose Investment Entity VIEs – The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in the Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. A third-party creditor has recourse to FirstCity up to $75.0 million under a limited guaranty provision related to the debt of these entities, which is collateralized by their assets, only to the extent that such pledged assets of the Special-Purpose Investment Entity VIEs do not generate sufficient cash to service and repay the debt (see Note 8). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated VIEs, for which the Company does not hold a majority voting interest, that are included in its consolidated balance sheet as of June 30, 2010. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisition
Partnership VIEs
(Dollars in thousands)
Cash	$1,675
Portfolio Assets, net	44,367
Other assets	14
Total assets of consolidated VIEs	$46,056

Total liabilities of consolidated VIEs	$156

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of June 30, 2010 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s Consolidated Balance Sheet		FirstCity’s Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$1,414	$2,255	$5,498
Operating Entity VIEs	14,004	1,228	15,232
Total	$15,418	$3,483	$20,730

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(17)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $1.6 million and $2.1 million for the three month periods ended June 30, 2010 and 2009, respectively, and $3.4 million and $4.3 million for the six month periods ended June 30, 2010 and 2009, respectively.

FC Servicing and MCS et Associates (“MCS”), an equity-method investee of FirstCity in which FC Servicing has a direct 11.89% ownership interest, are parties to certain agreements in which FC Servicing provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Under these agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation services. MCS also pays consulting fees to FC Servicing and reimburses FC Servicing for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS of $0.1 million during each of the three-month periods ended June 30, 2010 and 2009, and $0.2 million during each of the six-month periods ended June 30, 2010 and 2009.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At June 30, 2010 and December 31, 2009, the note receivable held by BMX Holding III had a carrying amount of $7.8 million (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $3.3 million and $2.5 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At June 30, 2010 and December 31, 2009, the note payable to MCS Trust had a carrying amount of $7.8 million (reported as “Notes payable to affiliate” on the Company’s consolidated balance sheet), and accrued interest of $3.3 million and $2.5 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(18)  Segment Reporting

At June 30, 2010 and 2009, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

Operating segment revenues and profitability, and a reconciliation to net earnings for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$21,813	$18,969	$36,535	$32,266
Operating contribution, net of direct taxes	$5,048	$11,138	$6,141	$12,054

Special Situations Platform:
Total revenues	$21,202	$1,575	$28,012	$3,913
Operating contribution (loss), net of direct taxes	$5,263	$(1,132)	$5,978	$205

Total operating contribution, net of direct taxes	$10,311	$10,006	$12,119	$12,259

Corporate Overhead:
Salaries and benefits and other income and expenses, net	2,067	2,157	3,773	3,779
Income tax expense	179	103	180	90
Net earnings attributable to FirstCity	$8,065	$7,746	$8,166	$8,390

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Domestic	$15,828	$15,785	$24,209	$25,518
Latin America	2,908	4,355	4,693	5,274
Europe	3,087	661	8,826	2,313
Other	—	8	—	16
Total	$21,823	$20,809	$37,728	$33,121

Total assets for each of the segments and a reconciliation to total assets follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$50,573	$80,368
Restricted cash	1,641	1,364
Portfolio acquisition and resolution assets:
Domestic	253,784	225,406
Latin America	40,161	41,248
Europe	47,573	57,888
Special situations platform assets	46,162	41,688
Other non-earning assets, net	26,080	17,112
Total assets	$465,974	$465,074

(19)  Commitments and Contingencies

Legal Proceedings

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2009 Form 10-K.

Investment Agreement with Värde Investment Partners, L.P.

Effective April 1, 2010, FC Diversified Holdings LLC (“FC Diversified”) and FC Servicing, wholly-owned subsidiaries of FirstCity, and Värde Investment Partners, L.P. (“Värde”), entered into an Investment Agreement that provides, among other things, a “right of first refusal” provision. Pursuant to the Investment Agreement, FC Diversified and FC Servicing granted Värde a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which Värde has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and Värde (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified’s determination. The Investment Agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde. The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico Inc. and SMIP, each wholly-owned subsidiaries of FirstCity, and CFSI and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of U.S. $119.3 million as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At June 30, 2010, the carrying value of SMIP’s membership interests in Bidmex Holding that is included in the Company’s consolidated balance sheet approximated $11.6 million ($5.3 million for the 9% membership interest and $6.3 million for the 6% membership interest).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees and Letters of Credit

FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At June 30, 2010, the unpaid principal balance on this loan was $244.8 million. Refer to Note 8 for additional information.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At June 30, 2010, the unpaid principal balance on this loan facility was $15.4 million.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from July 2010 to September 2012, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At June 30, 2010, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guaranties approximated $1.4 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.0 million at June 30, 2010. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At June 30, 2010, FirstCity had a letter of credit in the amount of $9.75 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $9.75 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

FirstCity Mexico SA de CV, a wholly-owned Mexican affiliate of FirstCity, has a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At June 30, 2010, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $11.2 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland.  In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Limited-Life Subsidiaries

At June 30, 2010, the estimated settlement value of the Company’s noncontrolling interests in consolidated limited-life subsidiaries approximated $2.4 million. The Company’s carrying value of the noncontrolling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $0.8 million at June 30, 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FirstCity recorded net earnings of $8.1 million, or $0.80 per common share diluted, for the second quarter of 2010 (“Q2 2010”), compared to $7.7 million, or $0.76 per common share diluted, for the second quarter of 2009 (“Q2 2009”). Components of FirstCity’s results of operations for the three and six-month periods ended June 30, 2010 and 2009, respectively, are detailed below (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Portfolio Asset Acquisition and Resolution	$5,048	$11,138	$6,141	$12,054
Special Situations Platform	5,263	(1,132)	5,978	205
Operating contribution	10,311	10,006	12,119	12,259
Corporate overhead	(2,246)	(2,260)	(3,953)	(3,869)
Net earnings attributable to FirstCity	$8,065	$7,746	$8,166	$8,390
Diluted earnings per common share	$0.80	$0.76	$0.81	$0.84

Refer to Results of Operations below for a detailed review of the Company’s operations for Q2 2010 compared to Q2 2009.

In Q2 2010, FirstCity and its investment partners acquired $141.6 million of domestic Portfolio Asset investments with a face value of approximately $251.0 million — of which FirstCity’s investment acquisition share was $28.1 million. In addition to its Portfolio Asset acquisitions in Q2 2010, FirstCity invested $22.6 million in non-portfolio investments, consisting of $5.4 million in the form of SBA loan originations and advances; $8.1 million in the form of debt and equity investments ($4.6 million financed through investee entity’s debt) under its Special Situations Platform (“FirstCity Denver”); $6.6 million of equity investments in foreign partnerships; and $2.5 million of other debt and equity investments.

At June 30, 2010, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $387.7 million — compared to $366.2 million at December 31, 2009 and $383.2 million a year ago. The global distribution of FirstCity’s earning assets (at carrying value) at June 30, 2010 included $299.9 million in the United States; $47.6 million in Europe; and $40.2 million in Latin America.

Net Impairment Provisions

The Company incurred $3.2 million of net impairment provisions in Q2 2010 compared to $2.0 million of net impairment provisions in Q2 2009. Our net impairment provisions in Q2 2010 were composed of $2.6 million of net provisions recorded to our consolidated loans and portfolios, and $0.6 million as our share of net impairment provisions recorded to loans and portfolios held in our unconsolidated Acquisition Partnerships. The global distribution of the $3.2 million net impairment provisions recorded by the Company in Q2 2010 included $2.3 million in the United States, $0.2 million in Latin America, and $0.7 million in Europe. These impairment provisions were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and portfolios, and changes in future cash flow estimates from our foreign loans and portfolios. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments — which in turn could lead to rising loan defaults and foreclosures on loan collateral. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Foreign Currency Transaction Gains

The combined impact of foreign currency transactions from the Company’s consolidated and unconsolidated foreign operations resulted in a $0.6 million foreign currency exchange loss in Q2 2010 (compared to a combined impact of $2.2 million in foreign currency transaction gain in Q2 2009). The Company’s combined foreign currency exchange loss in Q2 2010 was attributable primarily to our European operations (due to the weakening of the Euro against the U.S. dollar during Q2 2010). It remains unclear what impact that weakened global economic conditions will have on our financial holdings and investments from our European and Latin American operations. As such, we cannot provide assurance that, in any particular future period, we will not incur foreign currency transaction losses.

Management’s Outlook

Despite substantial losses reported in the financial services sector over the past two years and continued volatility in U.S. and global economies and financial markets, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that distressed asset acquisition and middle-market transaction opportunities at attractive prices and returns are available. As discussed above, FirstCity’s investment level for Q2 2010 totaled $50.7 million.

As reported in our June 30, 2010 news release and in our Current Report on Form 8-K filed with the SEC on July 1, 2010, FirstCity and Bank of Scotland reached agreement and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company’s outstanding indebtedness and existing letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. The terms of the Reducing Note Facility, among other things, allow FirstCity to receive unencumbered cash of 20% of the monthly net cash flows from the pledged assets (i.e. cash “leak-through”) up to $25.0 million after (i) payment to Bank of Scotland of interest and fees and (ii) payment of a scheduled overhead allowance to FirstCity of $38.9 million over three years. Refer to Liquidity and Capital Resources below for additional terms and information related to the Reducing Note Facility.

In addition, as reported in the June 30, 2010 news release and Current Report on Form 8-K filed with the SEC on July 1, 2010 mentioned above, FirstCity and Värde entered into an Investment Agreement, effective April 1, 2010, whereby Värde may invest up to $750 million, at its discretion, alongside FirstCity in distressed loan portfolios and similar investment opportunities, subject to the terms and conditions contained in the agreement. The primary terms of the Investment Agreement are as follows:

•                  FirstCity will act as the exclusive servicer for the investment portfolios;

•                  FirstCity will provide Värde with a “right of first refusal” with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

•                  FirstCity, at its determination, will co-invest between 5%-25% in each investment;

•                  FirstCity will receive a $200,000 monthly retainer in exchange for its services and commitments;

•                  FirstCity will receive a base servicing fee (based on investment portfolio collections) and will be eligible to receive additional incentive-based servicing fees (depending on the performance of the portfolios acquired); and

•                  FirstCity will be eligible to receive incentive-based management fees (depending on the aggregate amount and performance of the portfolios acquired).

The cash flows from the assets and equity interests from the Company’s investments made in connection with the Investment Agreement are not subject to the security interest requirements of Bank of Scotland’s Reducing Note Facility described above. Further details about the structure of the Investment Agreement with Värde and the terms of the Investment and Securities Purchase Agreements are included in the above-mentioned press release and Current Report on Form 8-K.

We believe that the Investment Agreement in place with Värde, combined with (1) the cash leak-through and overhead allowance provisions included in Bank of Scotland’s Reducing Note Facility (described above); (2) our estimates of residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; and (3) our current holdings of unencumbered cash and portfolio assets, will provide FirstCity with additional funding and liquidity to support its operations and investment activities.

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 18 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

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

Q2 2010 Compared to Q2 2009

Net earnings to common stockholders totaled $8.1 million in Q2 2010 compared to net earnings of $7.7 million in Q2 2009. On a per share basis, diluted net earnings to common stockholders were $0.80 in Q2 2010 compared to $0.76 in Q2 2009.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution (“PAA&R”) segment resulted in a $5.0 million operating gain in Q2 2010 compared to an $11.1 million operating gain for the same period in 2009. FirstCity and its investment partners acquired $141.6 million of Portfolio Assets in Q2 2010 with an approximate face value of $251.0 million, compared to the Company’s involvement in acquiring $67.1 million of Portfolio Assets in Q2 2009 with an approximate face value of $117.8 million. In Q2 2010, FirstCity’s investment share in the Portfolio Asset acquisitions was $28.1 million — with $5.9 million acquired through consolidated Portfolios and $22.2 million acquired through unconsolidated Portfolios. In Q2 2009, FirstCity’s investment share in Portfolio Asset acquisitions was $48.6 million — with $48.0 million acquired through consolidated Portfolios. In Q2 2010, FirstCity invested an additional $14.5 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $7.9 million of additional non-portfolio investments in the form of SBA loan originations and advances, and $11.2 million in direct equity investments (attributable primarily to European entity acquisitions), in Q2 2009.

The following is a summary of the results of operations for the Company’s PAA&R business segment for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$1,743	$2,403
Income from Portfolio Assets	14,622	14,077
Gain on sale of SBA loans held for sale, net	163	610
Gain on sale of investment securities	3,250	—
Interest income from SBA loans	313	295
Interest income from loans receivable - affiliates	459	553
Interest income from loans receivable - other	—	207
Other income	1,263	824
Total revenues	21,813	18,969
Expenses:
Interest and fees on notes payable	3,616	3,438
Salaries and benefits	4,253	3,952
Provision for loan and impairment losses, net of recoveries	2,057	(290)
Asset-level expenses	1,941	1,244
Other	2,274	908
Total expenses	14,141	9,252
Equity in net earnings of unconsolidated subsidiaries	10	1,840
Gain on business combinations	—	1,455
Net income attributable to noncontrolling interests	(1,595)	(1,611)
Operating contribution before direct taxes	$6,087	$11,401
Operating contribution, net of direct taxes	$5,048	$11,138

Servicing fee revenues.  Servicing fee revenues decreased to $1.7 million in Q2 2010 from $2.4 million in Q2 2009. Servicing fees from domestic Acquisition Partnerships totaled $0.1 million in Q2 2010 compared to $0.5 million in Q2 2009, while servicing fees from Latin American Acquisition Partnerships totaled $1.5 million in Q2 2010 and $1.7 million in Q2 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships for Q2 2010 in comparison to Q2 2009 was attributable primarily to a decline in collections from unconsolidated domestic partnerships to $2.5 million for Q2 2010 compared to $9.9 million for Q2 2009. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a decrease in the servicing costs related to those unconsolidated partnerships in Q2 2010 compared to Q2 2009 (i.e. the lower the servicing costs incurred by these partnerships, the lower the service fee income recognized by the Company).

Income from Portfolio Assets.  Income from Portfolio Assets increased to $14.6 million in Q2 2010 compared to $14.1 million in Q2 2009. The increase in income from Portfolio Assets is attributed primarily to an increase in FirstCity’s average investment in consolidated Portfolio Assets in its PAA&R segment to $221.0 million for Q2 2010 compared to $205.6 million for Q2 2009. Refer to Note 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.2 million gain on the sales of SBA loans in Q2 2010 with a $2.1 million net basis in the loans sold, compared to a $0.6 million gain on the sales of SBA loans in Q2 2009 with a $13.2 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Gain on sale of investment securities.  In Q2 2010, the Company recognized a $3.3 million gain related to the sale of its investment security that represented a beneficial interest in securitized financial assets.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.3 million for both Q2 2010 and Q2 2009.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased to $0.5 million in Q2 2010 compared to $0.6 million for Q2 2009. The interest income decline is attributed primarily to a decline in FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment to $11.6 million for Q2 2010 compared to $14.2 million for Q2 2009.

Interest income from loans receivable — other.   Interest income from loans receivable — other decreased by $0.2 million for Q2 2010 compared to Q2 2009. The decline in interest income in Q2 2010 compared to Q2 2009 is attributable to FirstCity’s increased holdings in Q2 2010 of such loans accounted for under the non-accrual method of accounting. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $5.0 million in Q2 2010 (all of which were accounted for under the non-accrual method during the entire period), compared to its average investment in such loans of $7.0 million in Q2 2009 (all of which were income-accruing loans during the entire period).

Other income.  Other income from the Company’s PAA&R segment increased to $1.3 million in Q2 2010 compared to $0.8 million for Q2 2009, primarily due to $0.7 million of additional due diligence income recorded in Q2 2010 compared to Q2 2009 as a result of increased investment activity in Q2 2010 compared to Q2 2009.

Expenses.  Operating expenses approximated $14.1 million and $9.3 million in Q2 2010 and Q2 2009, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $3.6 million and $3.4 million for Q2 2010 and Q2 2009, respectively. FirstCity’s average outstanding debt in its PAA&R segment increased to $298.2 million in Q2 2010 from $291.4 million in Q2 2009 — primarily to finance its increased investment activity and to provide working capital to support future growth. The Company’s average cost of borrowings increased slightly to 4.9% in Q2 2010 compared to 4.7% in Q2 2009.

Salaries and benefits totaled $4.3 million and $4.0 million in Q2 2010 and Q2 2009, respectively. The total number of personnel within the PAA&R segment was 207 and 209 at June 30, 2010 and 2009, respectively.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $2.1 million in Q2 2010. Net recoveries for loan and impairment losses totaled $0.3 million in Q2 2009. The $2.1 million of net impairment provisions in Q2 2010 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and Portfolios, which was responsible for $1.6 million of the Company’s consolidated net provisions recorded in Q2 2010. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $1.9 million in Q2 2010 from $1.2 million in Q2 2009. The increased level of expenses is attributed primarily to the Company’s increased holdings in consolidated Portfolio Assets (the Company’s average investment in consolidated Portfolio Assets in its PAA&R segment totaled $221.0 million for Q2 2010 compared to $205.6 million for Q2 2009).

Other costs and expenses in the Company’s PAA&R segment increased to $2.3 million for Q2 2010 from $0.9 million for Q2 2009, due to $0.6 million of foreign currency exchange losses attributed to our consolidated foreign operations in Q2 2010 compared to $0.9 million of foreign currency exchange gains recognized in Q2 2009 — a $1.5 million unfavorable swing (attributed mainly to our consolidated European operations). The Euro currency weakened against the U.S. dollar in Q2 2010 compared to Q2 2009.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment decreased by $1.8 million in Q2 2010 compared to Q2 2009. Equity in earnings of our unconsolidated Acquisition Partnerships was $0.3 million in losses for Q2 2010 compared to $2.1 million in earnings for Q2 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $0.3 million of earnings in Q2 2010 compared to $0.3 million of losses in Q2 2009. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $0.8 million in Q2 2010 compared to $3.0 million in Q2 2009. In addition, total net earnings reported by domestic partnerships decreased to $0.2 million in net losses for Q2 2010 compared to $1.3 million in net earnings for Q2 2009. The decrease in total revenues and net earnings in Q2 2010 compared to Q2 2009 was attributable primarily to a decrease in collections to $2.5 million in Q2 2010 from $9.9 million in Q2 2009; and a $0.9 million decline in interest and accretion income in Q2 2010 compared to Q2 2009 due to an increase in the level of domestic partnership loan portfolios accounted for on a non-accrual method of accounting (cost-recovery or cash basis) instead of the interest method (i.e. accrual method). Under U.S. GAAP, the interest method of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. The collective activity described above translated to a decrease in FirstCity’s share of domestic partnership earnings to $0.1 million in losses for Q2 2010 from $0.5 million in earnings for Q2 2009. FirstCity’s average investment in domestic Acquisition Partnerships increased to $19.0 million for Q2 2010 from $13.9 million for Q2 2009, due primarily to increased investment activity by newly-formed domestic Acquisition Partnerships under FirstCity’s investment agreement with Värde.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $6.9 million in Q2 2010 from $2.9 million in Q2 2009. However, total net earnings reported by Latin American partnerships decreased significantly to $0.3 million in losses for Q2 2010 compared to $11.3 million in earnings for Q2 2009. Total collections from Latin American partnerships increased to $10.0 million in Q2 2010 compared to $5.8 million in Q2 2009. The significant change in net earnings reported by the Latin American partnerships in Q2 2010 compared to Q2 2009 was due primarily to foreign currency exchange losses of $0.8 million recorded by these partnerships in Q2 2010 compared to $13.9 million of foreign currency exchange gains recorded in Q2 2009 — a $14.7 million unfavorable swing. The significant foreign currency exchange gains recorded by these partnerships in Q2 2009 stemmed from the translation impact to their U.S. dollar-denominated debt from an approximate 12% devaluation of the Mexican peso during the period (compared to an approximate 1.5% appreciation of the Mexican peso during Q2 2010). The collective activity described above translated to an unfavorable decline in FirstCity’s share of earnings in Latin American partnerships to $0.2 million in earnings for Q2 2010 compared to $1.4 million in earnings for Q2 2009. FirstCity’s average investment in Latin American Acquisition Partnerships remained relatively flat at $17.2 million for Q2 2010 compared to $17.5 million for Q2 2009.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $0.6 million in Q2 2010 from $5.2 million in Q2 2009. In addition, total net earnings reported by the European partnerships decreased to $1.3 million in losses in Q2 2010 from $0.9 million in earnings for Q2 2009. The decrease in total partnership revenues and net earnings reported by the European partnerships was attributed primarily to (1) decrease in collections to $2.0 million in Q2 2010 compared to $6.3 million in Q2 2009; off-set partially by a decrease in net impairment provisions to $1.1 million in Q2 2010 from $2.7 million in Q2 2009. In addition, contributing to the decline in European partnership revenues was the decrease in Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.3 million in losses for Q2 2010 from $0.2 million in earnings for Q2 2009.

FirstCity’s average investment in European Acquisition Partnerships decreased to $6.2 million for Q2 2010 from $12.8 million for Q2 2009 — which contributed to a decline in FirstCity’s share of European partnership revenues as discussed above. In light of FirstCity’s step-acquisition transaction and resulting consolidation of sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolio Assets to off-set the decline in European partnerships revenues.

•             Servicing Entities — Total revenues reported by our foreign unconsolidated servicing entities remained relatively steady at $12.0 million in Q2 2010 compared to $12.0 million in Q2 2009; however, total net earnings reported by these entities improved to $0.8 million of net earnings in Q2 2010 from $0.5 million of net losses in Q2 2009. The increase in net earnings reported by the underlying servicing entities was attributed primarily to a $1.2 million decline in operating costs and expenses in Q2 2010 compared to Q2 2009. The collective activity described above translated to an increase in FirstCity’s share of earnings from our servicing entities to $0.3 million in earnings for Q2 2010 from $0.3 million in losses for Q2 2009.

Gain on business combinations.   In Q2 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company measured the assets and liabilities of these partnerships at fair value on the acquisition date, and the Company re-measured to fair value the carrying value of its previously-held equity-method investments in the partnerships. The fair value of the Company’s total interests in the partnerships after the step acquisition exceeded the carrying value of its previously-held equity interests by $1.5 million — which resulted in the Company’s recognition of the $1.5 million gain.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests remained constant at $1.6 million for both Q2 2010 and Q2 2009. The Company’s carrying value of noncontrolling interests on its consolidated balance sheets attributed to consolidated Acquisition Partnerships, which represents the equity in these consolidated subsidiaries not attributable to FirstCity, increased to $37.1 million at June 30, 2010 from $36.2 million at June 30, 2009.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) resulted in a $5.3 million operating gain in Q2 2010 compared to a $1.1 million operating loss in Q2 2009. In Q2 2010, FirstCity Denver provided $8.1 million of investment capital to privately-held middle-market companies in the form of debt and direct equity investments ($4.6 million financed through investee entity’s debt), compared to $3.2 million of investment capital provided to such companies in the form of debt and direct equity investments in Q2 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values in excess of $84.5 million, and has provided $56.7 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q2 2010 and Q2 2009:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$543	$544
Operating revenue - railroad	1,192	705
Operating revenue - manufacturing	6,107	—
Operating revenue - coal mine	13,100	—
Other income	260	326
Total revenues	21,202	1,575
Expenses - Railroad Operations:
Interest and fees on notes payable	37	20
Salaries and benefits	260	236
Other	330	279
Total railroad expenses	627	535
Expenses - Manufacturing Operations:
Salaries and benefits	1,189	—
Cost of sales	3,468	—
Other	1,295	—
Total manufacturing expenses	5,952	—
Expenses - Coal Mine Operations:
Interest and fees on notes payable	37	—
Salaries and benefits	67	—
Cost of sales	9,310	—
Amortization	3,461	—
Other	420	—
Total coal mine expenses	13,295	—
Expenses - Other:
Interest and fees on notes payable	118	116
Salaries and benefits	444	278
Provision for loan and impairment losses	568	967
Other	385	475
Total other expenses	1,515	1,836
Total expenses	21,389	2,371
Equity in net earnings (loss) of unconsolidated subsidiaries	1,806	(642)
Gain on business combinations	4,838	—
Net (income) loss attributable to noncontrolling interests	(1,207)	380
Operating contribution (loss) before taxes	$5,250	$(1,058)
Operating contribution (loss), net of direct taxes	$5,263	$(1,132)

Interest income from loans receivable.   Interest income from loans receivable in the second quarter of 2010 remained constant in comparison to Q2 2009. FirstCity Denver’s average investment in loans receivable was $19.6 million for Q2 2010 — including $2.3 million accounted for under the non-accrual method of accounting. For Q2 2009, FirstCity Denver’s average investment in loans receivable was $20.8 million.

Revenue and expenses from railroad operations.  Revenue and expenses from railroad operations represents the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $0.5 million in Q2 2010 compared to Q2 2009 due to an increase in rail car movement services performed in Q2 2010 compared to Q2 2009. Total expenses in Q2 2010 attributable to the railroad operations remained relatively constant in comparison to Q2 2009.

Revenue and expenses from manufacturing operations.  Revenue and expenses from manufacturing operations represents the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless transmission equipment and software solutions) that it acquired in December 2009. The company’s sales in Q2 2010 were composed of $4.3 million related to equipment and $1.8 million related to software solutions. In Q2 2010, 38% of the company’s sales were made to international customers. On June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest and elevated economic interests, in the manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated the balance sheet accounts of this subsidiary and began to account for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, FirstCity Denver will no longer report the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statement of operations (rather, FirstCity Denver will record its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries” beginning July 1, 2010). Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Revenue and expenses from coal mine operations.  Revenue and expenses from coal mine operations represents the consolidated results of operations recorded by FirstCity Denver’s majority-owned coal mine subsidiary (engaged primarily in the purchase and sale of coal and coal-related products) since April 1, 2010 — the date FirstCity Denver increased its ownership interest and obtained a controlling interest in the entity. The coal mine entity generates revenue under a short-term coal sales contract with a major utility company. FirstCity Denver’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the recognition of an asset for the coal supply agreement and a liability for a coal purchase agreement. The coal supply asset and coal purchase liability are being amortized over the actual amount of tons shipped under each contract (which are both scheduled to expire in December 2010). Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Other income.  Other income in Q2 2010 remained relatively constant in comparison to Q2 2009.

Expenses — Other.  Other expense decreased by $0.3 million in Q2 2010 compared to Q2 2009 primarily due to a $0.4 million decrease in net impairment provisions recorded in Q2 2010 on middle-market company debt investments. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and estimates that are susceptible to significant revision as more information becomes available.

Equity in net earnings of unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries totaled $1.8 million in Q2 2010 and $0.6 million in losses in Q2 2009 — which is composed primarily of FirstCity Denver’s equity earnings in its equity-method investments related to the coal mine operation and multiple manufacturing concerns. In Q2 2010, FirstCity Denver’s share of net earnings in unconsolidated subsidiaries was composed primarily of $0.8 million in earnings from its newly-obtained direct equity-method investment in a coal mine equipment subsidiary (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction) and $1.1 million in earnings from manufacturing entities. For Q2 2009, FirstCity Denver’s equity in earnings attributable to the coal mine’s operations approximated $0.5 million; however, FirstCity Denver’s share of net earnings in the coal mine was off-set by its share ($1.1 million) of a one-time charge incurred by the coal mine company in Q2 2009 to relinquish its future reclamation liability. As discussed above, FirstCity Denver stopped accounting for the coal mine operation under the equity-method of accounting effective April 1, 2010 after it obtained a controlling interest in the subsidiary.

First Six Months of 2010 Compared to First Six Months of 2009

Net earnings to common stockholders totaled $8.2 million in the first six months of 2010 (“YTD 2010”) compared to net earnings of $8.4 million in the first six months of 2009 (“YTD 2009”). On a per share basis, diluted net earnings to common stockholders were $0.81 in YTD 2010 compared to $0.84 in YTD 2009.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution (“PAA&R”) segment resulted in a $6.1 million operating gain in YTD 2010 compared to a $12.1 million operating gain for YTD 2009. FirstCity and its investment partners acquired

$159.7 million of Portfolio Assets in YTD 2010 with an approximate Face Value of $285.5 million, compared to its involvement in acquiring $137.3 million of Portfolio Assets in YTD 2009 with an approximate Face Value of $258.5 million. In YTD 2010, FirstCity’s investment share in Portfolio Asset acquisitions was $42.7 million — with $20.5 million acquired through consolidated Portfolios and $22.2 million through unconsolidated Portfolios. In YTD 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $113.5 million — primarily acquired through consolidated Portfolios. In YTD 2010, FirstCity invested an additional $23.5 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $14.4 million of additional non-portfolio investments in the form of SBA loan originations and advances, as well as $11.2 million in direct equity investments (attributable primarily to European entity acquisitions), in YTD 2009.

The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2010 and YTD 2009:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,746	$4,795
Income from Portfolio Assets	26,085	23,120
Gain on sale of SBA loans held for sale, net	163	610
Gain on sale of investment securities	3,250	—
Interest income from SBA loans	581	641
Interest income from loans receivable - affiliates	936	1,089
Interest income from loans receivable - other	—	414
Other income	1,774	1,597
Total revenues	36,535	32,266
Expenses:
Interest and fees on notes payable	6,937	6,762
Salaries and benefits	8,100	7,521
Provision for loan and impairment losses, net of recoveries	3,158	816
Asset-level expenses	3,436	2,350
Other	4,391	3,021
Total expenses	26,022	20,470
Equity in net earnings (loss) of unconsolidated subsidiaries	1,193	855
Gain on business combinations	891	1,455
Net income attributable to noncontrolling interests	(6,071)	(1,528)
Operating contribution before direct taxes	$6,526	$12,578
Operating contribution, net of direct taxes	$6,141	$12,054

Servicing fee revenues.  Servicing fee revenues decreased to $3.7 million in YTD 2010 from $4.8 million in YTD 2009. Servicing fees from domestic Acquisition Partnerships totaled $0.3 million in YTD 2010 compared to $1.0 million in YTD 2009, while servicing fees from Latin American Acquisition Partnerships totaled $3.2 million in YTD 2010 and $3.5 million in YTD 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships for YTD 2010 in comparison to YTD 2009 was attributable primarily to a decline in collections from unconsolidated domestic partnerships to $7.9 million for YTD 2010 compared to $14.4 million for YTD 2009. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a decrease in the servicing costs related to those unconsolidated partnerships in YTD 2010 compared to YTD 2009 (i.e. the lower the servicing costs incurred by these partnerships, the lower the service fee income recognized by the Company).

Income from Portfolio Assets.  Income from Portfolio Assets increased to $26.1 million in YTD 2010 compared to $23.1 million in YTD 2009. The increase in income from Portfolio Assets is attributed primarily to an increase in FirstCity’s average investment in consolidated Portfolio Assets in its PAA&R segment increased to $214.7 million for YTD 2010 from $181.2 million for YTD 2009.

Refer to Note 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.2 million gain on the sales of SBA loans in YTD 2010 with a $2.1 million net basis in the loans sold, compared to a $0.6 million gain on the sales of SBA loans in YTD 2009 with a $13.2 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Gain on sale of investment securities.  In YTD 2010, the Company recognized a $3.3 million gain related to the sale of its investment security that represented a beneficial interest in securitized financial assets.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.6 million for both YTD 2010 and YTD 2009.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $0.9 million in YTD 2010 compared to $1.1 million YTD 2009. The interest income decline is attributed to a decline in FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment to $12.1 million for YTD 2010 compared to $14.1 million for YTD 2009.

Interest income from loans receivable — other.   Interest income from loans receivable — other decreased by $0.4 million for YTD 2010 compared to YTD 2009. The decline in interest income in YTD 2010 compared to YTD 2009 is attributable to FirstCity’s increased holdings in YTD 2010 of such loans accounted for under the non-accrual method of accounting. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $5.3 million in YTD 2010 (all of which were accounted for under the non-accrual method during the entire period), compared to its average investment in such loans of $7.2 million in YTD 2009 (all of which were income-accruing loans during the entire period).

Other income.  Other income from the Company’s PAA&R segment remained relatively constant at $1.8 million in YTD 2010 compared to $1.6 million in YTD 2009.

Expenses.  Operating expenses approximated $26.0 million and $20.5 million in YTD 2010 and YTD 2009, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $6.9 million for YTD 2010 and $6.8 million for YTD 2009. FirstCity’s average outstanding debt in its PAA&R segment increased to $294.1 million in YTD 2010 from $274.3 million in YTD 2009 — primarily to finance its increased investment activity and to provide working capital to support future growth. The Company’s average cost of borrowings in its PAA&R segment decreased slightly to 4.7% in YTD 2010 compared to 4.9% in YTD 2009.

Salaries and benefits increased to $8.1 million in YTD 2010 from $7.5 million in YTD 2009, due primarily to increased costs related to base salaries, payroll taxes and employee benefits in the PAA&R segment in YTD 2010 compared to YTD 2009. The total number of personnel within the PAA&R segment was 207 and 209 at June 30, 2010 and 2009, respectively.

Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $3.2 million in YTD 2010 and $0.8 million in YTD 2009. The $3.2 million of net impairment provisions in YTD 2010 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and Portfolios, which was responsible for $2.6 million of the Company’s consolidated net provisions recorded in YTD 2010. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased to $3.4 million in YTD 2010 from $2.4 million in YTD 2009. The increased level of expenses is attributed primarily to the Company’s increased holdings in consolidated Portfolio

Assets (the Company’s average investment in consolidated Portfolio Assets in its PAA&R segment totaled $214.7 million for YTD 2010 compared to $181.2 million for YTD 2009).

Other costs and expenses in the Company’s PAA&R segment increased to $4.4 million for YTD 2010 from $3.0 million for YTD 2009, due to $1.1 million of foreign currency exchange losses attributed to our consolidated foreign operations in YTD 2010 compared to $0.3 million of foreign currency exchange gains recognized in YTD 2009 — a $1.4 million unfavorable swing (attributed mainly to our consolidated European operations). The Euro currency weakened against the U.S. dollar in YTD 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $0.3 million in YTD 2010 compared to YTD 2009. Equity in earnings of our unconsolidated Acquisition Partnerships was $0.9 million in losses for YTD 2010 compared to $1.2 million in earnings for YTD 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $2.1 million of earnings in YTD 2010 compared to $0.4 million of losses in YTD 2009. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $2.6 million in YTD 2010 compared to $4.6 million in YTD 2009. In addition, total net earnings reported by domestic partnerships decreased to $0.5 million in YTD 2010 compared to $1.4 million in YTD 2009. The decrease in total revenues and net earnings in YTD 2010 compared to YTD 2009 was attributable primarily to a decrease in collections to $7.8 million in YTD 2010 from $14.4 million in YTD 2009; and a $1.9 million decline in interest and accretion income in YTD 2010 compared to YTD 2009 due to an increase in the level of domestic partnership loan portfolios accounted for on a non-accrual method of accounting (cost-recovery or cash basis) instead of the interest method (i.e. accrual method). Under U.S. GAAP, the interest method of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. The collective activity described above translated to a decrease in FirstCity’s share of domestic partnership earnings to $37,000 for YTD 2010 from $0.5 million for YTD 2009. FirstCity’s average investment in domestic Acquisition Partnerships increased to $16.6 million for YTD 2010 from $14.4 million for YTD 2009, due primarily to increased investment activity by newly-formed domestic Acquisition Partnerships under FirstCity’s investment agreement with Värde.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $10.3 million in YTD 2010 from $5.4 million in YTD 2009. However, the Latin American partnerships reported total net losses of $2.1 million in YTD 2010 compared to $1.0 million YTD 2009. Total collections from Latin American partnerships increased to $16.1 million in YTD 2010 compared to $11.9 million in YTD 2009. The increased net losses reported by the Latin American partnerships in YTD 2010 compared to YTD 2009 was due primarily to (1) a $2.7 million decrease in foreign currency exchange gains recognized by these partnerships in YTD 2010 compared to YTD 2009; (2) $1.9 million of additional net impairment provisions recorded in YTD 2010 compared to YTD 2009; and (3) $1.3 million of additional tax expense recorded in YTD 2010 compared to YTD 2009. The collective activity described above translated to a modest increase in FirstCity’s share of earnings in Latin American partnerships to $45,000 in earnings for YTD 2010 compared to $0.3 million in losses for YTD 2009. FirstCity’s average investment in Latin American Acquisition Partnerships remained relatively flat at $17.3 million for YTD 2010 compared to $17.8 million for YTD 2009.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $2.5 million in YTD 2010 from $11.5 million in YTD 2009. In addition, total net earnings reported by the European partnerships decreased sharply to $3.3 million in losses in YTD 2010 from $3.7 million in earnings for YTD 2009. The decrease in total partnership revenues and net earnings reported by the European partnerships was attributed primarily to a decrease in collections to $9.9 million in YTD 2010 compared to $15.4 million in YTD 2009; off-set partially by a decrease in net impairment provisions to $2.6 million in YTD 2010 from $3.6 million in YTD 2009. In addition, contributing to the decline in European partnership revenues and net earnings was the decrease in Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $1.0 million in losses for YTD 2010 from $1.0 million in earnings for YTD 2009.

FirstCity’s average investment in European Acquisition Partnerships decreased to $7.2 million for YTD 2010 from $13.0 million for YTD 2009 — which contributed to a decline in FirstCity’s share of European partnership revenues as discussed above. In light of FirstCity’s step-acquisition transaction and resulting consolidation of sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolio Assets to off-set the decline in European partnerships revenues.

•             Servicing Entities — Total revenues reported by our foreign unconsolidated servicing entities increased to $28.2 million in YTD 2010 from $23.7 million in YTD 2009, and total net earnings reported by these entities improved to $6.3 million in YTD 2010 from $0.7 million of net losses in YTD 2009. The increase in net earnings reported by the underlying servicing entities was attributed primarily to (1) additional investment income of $4.0 million recorded in YTD 2010 compared to YTD 2009; and (2) a $2.2 million decrease in income tax provisions in YTD 2010 compared to YTD 2009 as a result of our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to an unconsolidated foreign servicing entity’s local financial statements, combined with the timing of federal income tax payments made by the foreign servicing entity in its local jurisdiction. The collective activity described above translated to an increase in FirstCity’s share of earnings from our servicing entities to $2.1 million in earnings for YTD 2010 from $0.4 million in losses for YTD 2009.

Gain on business combinations.  In YTD 2010, the Company recorded a $0.9 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in three domestic Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company’s previously-held noncontrolling interests in these entities were re-measured to fair value on the acquisition date) — which resulted in the Company’s recognition of the $0.9 million gain. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction. In YTD 2009, the Company recorded a $1.5 million gain attributable to a step acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Pursuant to business combination accounting standards, the Company’s previously-held noncontrolling interests in the French entities were re-measured to fair value on the acquisition date (May 2009) — which resulted in the Company’s recognition of the $1.5 million gain.

Net income attributable to noncontrolling interests.  Noncontrolling interest expense represents the portion of net earnings that is attributable to our co-investors in our majority-owned, consolidated Acquisition Partnerships. The amount of net income attributable to noncontrolling interests increased to $6.1 million for YTD 2010 from $1.5 million for YTD 2009. This increase is attributed to an increase in net earnings from these majority-owned, consolidated Acquisition Partnerships in YTD 2010 compared to YTD 2009 (i.e. an increase in the amount of net earnings reported by these majority-owned entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) totaled $6.0 million in YTD 2010 compared to $0.2 million in YTD 2009. In YTD 2010, FirstCity Denver provided $12.9 million of investment capital to privately-held middle-market companies in the form of debt and direct equity investments ($4.6 million financed through investee entity’s debt), compared to $5.6 million of investment capital provided to such companies in the form of debt and equity in YTD 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values in excess of $84.5 million, and has provided $56.7 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the YTD 2010 and YTD 2009:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,152	$1,152
Operating revenue - railroad	2,457	1,452
Operating revenue - manufacturing	10,466	—
Operating revenue - coal mine	13,100	—
Other income	837	1,309
Total revenues	28,012	3,913
Expenses - Railroad Operations:
Interest and fees on notes payable	74	55
Salaries and benefits	537	479
Other	622	492
Total railroad expenses	1,233	1,026
Expenses - Manufacturing Operations:
Salaries and benefits	2,396	—
Cost of sales	6,011	—
Other	2,381	—
Total manufacturing expenses	10,788	—
Expenses - Coal Mine Operations:
Interest and fees on notes payable	37	—
Salaries and benefits	67	—
Cost of sales	9,310	—
Amortization	3,461	—
Other	420	—
Total coal mine expenses	13,295	—
Expenses - Other:
Interest and fees on notes payable	231	231
Salaries and benefits	740	471
Provision for loan and impairment losses	1,169	967
Other	769	924
Total other expenses	2,909	2,593
Total expenses	28,225	3,619
Equity in net earnings of unconsolidated subsidiaries	2,852	197
Gain on business combinations	4,838	—
Net income attributable to noncontrolling interests	(1,345)	(51)
Operating contribution before taxes	$6,132	$440
Operating contribution, net of direct taxes	$5,978	$205

Interest income from loans receivable.   Interest income from loans receivable in YTD 2010 remained constant in comparison to YTD 2009. FirstCity Denver’s average investment in loans receivable was $19.1 million for YTD 2010 — including $2.6 million accounted for under the cost recovery method. For YTD 2009, FirstCity Denver’s average investment in loans receivable was $19.7 million.

Revenue and expenses from railroad operations.  Revenue and expenses from railroad operations represents the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $1.0 million in YTD 2010 compared to YTD 2009 due to an increase in rail car movement services performed in the first six months of 2010. Total expenses in YTD 2010 attributable to the railroad operations remained relatively constant in comparison to YTD 2009.

Revenue and expenses from manufacturing operations.  Revenue and expenses from manufacturing operations represents the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless transmission equipment and software solutions) that it acquired in December 2009. The company’s sales in YTD 2010 were composed of $6.7 million related to equipment and $3.8 million related to software solutions. In YTD 2010, 32% of the company’s sales were made to international customers. On June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest and elevated economic interests, in the manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated the balance sheet accounts of this subsidiary and began to account for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, FirstCity Denver will no longer report the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statement of operations (rather, FirstCity Denver will record its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries” beginning July 1, 2010). Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Revenue and expenses from coal mine operations.  Revenue and expenses from coal mine operations represents the consolidated results of operations recorded by FirstCity Denver’s majority-owned coal mine subsidiary (engaged primarily in the purchase and sale of coal and coal-related products) since April 1, 2010 — the date FirstCity Denver increased its ownership interest and obtained a controlling interest in the entity. The coal mine entity generates revenue under a short-term coal sales contract with a major utility company. FirstCity Denver’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the recognition of an asset for the coal supply agreement and a liability for a coal purchase agreement. The coal supply asset and coal purchase liability are being amortized over the actual amount of tons shipped under each contract (which are both scheduled to expire in December 2010). Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Other income.  Other income in YTD 2010 decreased by $0.5 million in comparison to YTD 2009 primarily due to $0.9 million of gains recognized by FirstCity Denver’s railroad operations in YTD 2009 in connection with property and equipment sales (no significant amounts of gains on the sales of property and equipment were recognized in YTD 2010).

Expenses — Other.  Other expense increased by $0.3 million in YTD 2010 compared to YTD 2009 primarily due to $0.2 million of additional net impairment provisions recorded on middle-market company debt investments in YTD 2010 compared to YTD 2009. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s loan investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain; and estimates that are susceptible to significant revision as more information becomes available.

Equity in net earnings of in unconsolidated subsidiaries.  Equity in net earnings of unconsolidated subsidiaries totaled $2.9 million in YTD 2010 and $0.2 million in YTD 2009 — which is composed primarily of FirstCity Denver’s equity earnings in its equity-method investments related to the coal mine operation and multiple manufacturing concerns. In YTD 2010, FirstCity Denver’s share of net earnings in unconsolidated subsidiaries was composed primarily of $0.9 million in earnings from its former equity-method investment in a coal mine operation (FirstCity Denver consolidated this subsidiary effective April 1, 2010 — refer to discussion above), $0.8 million in earnings from its newly-obtained direct equity-method investment coal mine equipment subsidiary (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction), and $1.2 million in earnings from manufacturing entities. For YTD 2009, FirstCity Denver’s equity in earnings attributable to the coal mine’s operations approximated $1.3 million; however, FirstCity Denver’s share of net earnings in the coal mine was off-set by its share ($1.1 million) of a one-time charge incurred by the coal mine company in YTD 2009 to relinquish its future reclamation liability.

Financial Condition

Significant changes in FirstCity’s financial condition during the first six months of 2010 resulted from the following:

Consolidated assets of $466.0 million at June 30, 2010 were $0.9 million higher than consolidated assets at December 31, 2009. The increase in consolidated assets was attributed primarily to (1) a $20.1 million increase in equity-method investments due to increased investment activity in YTD 2010 attributed to existing and newly-formed Acquisition Partnerships (primarily domestic); (2) a $6.2 million net increase in other assets attributed to the Company’s consolidation of a coal mine operation and deconsolidation of a manufacturing subsidiary in YTD 2010 (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on these transactions); and (3) a $6.9 million net increase in SBA loans held for sale due to increased loan originations and advances in YTD 2010; off-set partially by (1) a $29.8 million decrease in cash (refer to the consolidated statement of cash flows in Item 1 of this Form 10-Q for additional information on cash changes); and (2) a $3.0 million net decrease in the Company’s consolidated Portfolio Assets in YTD 2010.

Consolidated liabilities of $343.4 million as of June 30, 2010 were $3.6 million higher than consolidated liabilities at December 31, 2009. The increase in consolidated liabilities was attributed primarily to a $2.7 million net increase in other liabilities due to the Company’s consolidation of a coal mine operation and deconsolidation of a manufacturing subsidiary in YTD 2010 (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on these transactions).

FirstCity’s reported amount of noncontrolling interests (included as a component of equity) decreased by $7.7 million since December 31, 2009 primarily due to $17.5 million of distributions to noncontrolling interests in YTD 2010, off-set partially by $7.4 million of net earnings and $5.1 million of investments in majority-owned entities attributed to noncontrolling interests. Refer to the consolidated statement of stockholders’ equity in Item 1 of this Form 10-Q for additional information on these changes.

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s PAA&R business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in unconsolidated Acquisition Partnerships. The Company also records equity in earnings of unconsolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Portfolio Asset acquisitions by the Company for YTD 2010 and the last five full fiscal years are as follows:

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First six months of 2010	$159,680	$42,727
Total 2009	200,590	147,654
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405

The table below provides a summary of our loan Portfolio Assets as of June 30, 2010 and December 31, 2009. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loan and Loan Pool Type
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$133,563	$138,485
Business assets	22,452	26,983
Other	7,038	3,906
Latin America	10,251	10,545
Europe	7,191	13,001
UBN loan portfolio:
Non-performing loans	46,730	60,929
Performing loans	1,018	1,555
Other	6,523	8,367
Outstanding balance	234,766	263,771
Allowance for loan losses	(45,719)	(65,825)
Carrying amount, net	$189,047	$197,946

The following table provides a summary of the changes in the allowance for loan losses related to our Loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic
	Commercial	Business		Latin
(dollars in thousands)	Real Estate	Assets	Other	America	Europe	UBN	Other	Total
Beginning Balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	1,485	142	87	117	368	—	126	2,325
Recoveries	(70)	—	(7)	—	—	(382)	(1)	(460)
Charge offs	(7,196)	(260)	(434)	—	(243)	(2,955)	(321)	(11,409)
Translation adjustments	—	—	—	—	(48)	(10,514)	—	(10,562)
Ending Balance, June 30, 2010	$133	$276	$36	$217	$205	$44,773	$79	$45,719

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company’s levels of such loans and loan pools accounted for on a non-accrual method of accounting (cost-recovery or cash basis) increased to $179.1 million at June 30, 2010 from $138.4 million at December 31, 2009. Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s Purchased Credit-Impaired Loans by income-recognition method as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Real Estate	Total
United States	$527	$4,760	$105,765	$56,316	$1,685	$—	$32,339	$201,392

France	—	1,018	4,068	7	—	1,957	—	7,050

Germany	—	—	2,911	—	—	—	—	2,911

Mexico	—	—	—	10,033	—	—	—	10,033

Total	$527	$5,778	$112,744	$66,356	$1,685	$1,957	$32,339	$221,386

	December 31, 2009
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Real Estate	Total
United States	$42,385	$5,323	$42,125	$78,165	$2,770	$—	$26,438	$197,206

France	—	1,555	—	7,648	—	2,305	—	11,508

Germany	5,225	—	—	—	—	—	—	5,225

Mexico	—	—	—	10,445	—	—	—	10,445

Total	$47,610	$6,878	$42,125	$96,258	$2,770	$2,305	$26,438	$224,384

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First six months of 2010	$13,416	$8,650	$4,247	$12,897
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At June 30, 2010, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

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

Cash generated from our operations and investments is dependent primarily upon our ability to collect on our consolidated Portfolio Assets (and Portfolio Assets in our Acquisition Partnerships) and loan investments. Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors, could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments through our credit facility commitments with our external lenders. As discussed below, the Company refinanced its credit facilities with its primary external lender, and executed an investment agreement with a privately-held, registered investment firm.

Credit Facilities Renewal with Bank of Scotland and BoS(USA) (collectively, “Bank of Scotland”)

As reported in our June 30, 2010 news release and in our Current Report on Form 8-K filed with the SEC on July 1, 2010, FirstCity and Bank of Scotland reached agreement and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company’s outstanding indebtedness and existing letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. Refer to Credit Facilities below for the primary terms of this note facility.

Investment Agreement with Värde Investment Partners, L.P. (“Värde”)

As reported in the June 30, 2010 news release and Current Report on Form 8-K filed with the SEC on July 1, 2010 mentioned above, FirstCity and Värde entered into an Investment Agreement, effective April 1, 2010, whereby Värde may invest up to $750 million, at its discretion, alongside FirstCity in distressed loan portfolios and similar investment opportunities, subject to the terms and conditions contained in the agreement. The primary terms of the Investment Agreement are as follows:

•                  FirstCity will act as the exclusive servicer for the investment portfolios;

•                  FirstCity will provide Värde with a “right of first refusal” with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

•                  FirstCity, at its determination, will co-invest between 5%-25% in each investment;

•                  FirstCity will receive a $200,000 monthly retainer in exchange for its services and commitments;

•                  FirstCity will receive a base servicing fee (based on investment portfolio collections) and will be eligible to receive additional incentive-based servicing fees (depending on the performance of the portfolios acquired); and

•                  FirstCity will be eligible to receive incentive-based management fees (depending on the aggregate amount and performance of the portfolios acquired).

The cash flows from the assets and equity interests from the Company’s investments made in connection with the Investment Agreement, which are held by FC Investment Holdings Corporation and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland’s Reducing Note Facility described above.

We believe that the Investment Agreement in place with Värde, combined with (1) the cash leak-through and overhead allowance provisions included in Bank of Scotland’s Reducing Note Facility (described above); (2) our estimates of residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; and (3) our current holdings of unencumbered cash and portfolio assets, will provide FirstCity with additional funding and liquidity to support its operations and investment activities.

Consolidated Statements of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s consolidated operations for the six-month periods ended June 30, 2010 and 2009:

Our operating activities used cash of $16.9 million and provided cash of $2.6 million for the six-month periods ended June 30, 2010 and 2009, respectively. For the six-month period ended June 30, 2010, net cash used in operations was attributable primarily to $8.9 million of net principal advances on SBA loans held for sale; $26.1 million of non-cash deductions for income accretion and gains on Portfolio Assets; $4.0 million of non-cash deductions for equity earnings from equity-method investments; and $9.0 million of non-cash deductions attributed to gains recognized on business combination transactions and the sale of an investment security — off-set partially by $15.6 million of net earnings; $2.3 million of proceeds from SBA loan sales; $2.1 million of proceeds applied to income from Portfolio Assets; and $10.1 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization (including $3.5 million of net amortization attributable to the coal supply and coal purchase contracts on the balance sheet of our consolidated coal mine subsidiary). Net cash provided by operations for the six-month period ended June 30, 2009 was attributable primarily to $10.0 million of net earnings; $13.8 million of proceeds from SBA loan sales; $10.5 million of proceeds applied to income from Portfolio Assets; and $3.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization — off-set partially by $11.4 million of net principal advances on SBA loans held for sale; $1.1 million of non-cash deductions for equity earnings from equity-method investments; and $2.4 million non-cash deductions attributed to gains recognized on a business combination transaction and sales of property and equipment. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $13.8 million and used cash of $66.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. For the six-month period ended June 30, 2010, net cash provided by investing activities was attributable primarily to $43.6 million of principal collections on Portfolio Assets (net of purchases); $4.5 million of distributions from our equity-method investments; and $3.3 million of proceeds from the sale of an investment security — off-set partially by $30.9 million of contributions to our equity-method investments; $2.9 million of net advances and originations for loan investments; $1.6 million paid for business combinations (net of cash acquired); and $0.9 million reduction in cash attributed to the deconsolidation of our manufacturing subsidiary. Net cash used in investing activities for the six-month period ended June 30, 2009 was attributable primarily to $63.3 million of Portfolio Assets purchases (net of principal collections); $3.6 million of net advances and originations for loan investments; $7.1 million paid for a business combination (net of cash acquired); $1.4 million of property and equipment purchases; and $1.2 million of contributions to our equity-method investments — off-set partially by $7.0 million of distributions from our equity-method investments; $2.2 million of principal payments on an investment security; and $1.4 million of proceeds from property and equipment sales. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities used cash of $26.6 million and provided cash of $69.6 million for the six-month periods ended June 30, 2010 and 2009, respectively. For the six-month period ended June 30, 2010, net cash used in financing activities was attributable primarily to $17.2 million of principal payments on notes payable and loan fee payments (net of borrowings), and $17.5 million of distributions to noncontrolling interests — off-set partially by $4.6 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries; $1.0 million of proceeds from the issuance of common stock; and $2.6 million of proceeds from secured borrowings related to SBA loan sale transactions (net of principal repayments). Net cash provided by financing activities for the six-month period ended June 30, 2009 was attributable primarily to $52.4 million of net borrowings to finance our Portfolio Asset acquisitions and other investments (net of principal repayments and loan fee payments), and $22.3 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries — off-set partially by $2.2 million of distributions to noncontrolling interests and $2.8 million of cash paid to acquire subsidiary shares in noncontrolling interests. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $4.8 million and $4.9 million for the six-month periods ended June 30, 2010 and 2009. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt increased to $305.5 million for the first six months of 2010 from $285.3 million for the first six months of 2009, while the average cost of borrowings decreased to 4.8% in 2010 compared to 5.0% in 2009. The increase in the Company’s debt level since June 30, 2009 is a result of increased net borrowings to finance the Company’s growth and investment transactions.

Statements of Cash Flows — Consolidated Railroad, Coal Mine and Manufacturing Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad and coal mine subsidiaries for the six-month periods ended June 30, 2010 and 2009, as applicable. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, as discussed above. The cash flows related to FirstCity’s majority-owned manufacturing subsidiary were not material to the Company’s consolidated cash flows.

Railroad Operations Statements of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operation for the six-month periods ended June 30, 2010 and 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $1.5 million for the first six months of 2010, attributable primarily to $1.2 million of net earnings. The railroad subsidiary’s investing activities used cash of $0.6 million for 2010, attributable to property and equipment purchases. The railroad subsidiary’s financing activities used cash of $0.4 million for 2010, attributable to $0.2 million of principal payments on a bank note payable and $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

The operating activities of the railroad subsidiary provided cash of $0.9 million for the first six months of 2009 — attributable primarily to $1.3 million of net earnings and a $0.7 million increase in other liabilities; off-set partially by a $1.1 million non-cash deduction related to gains recognized from property and equipment sales. The railroad subsidiary’s investing activities provided cash of $0.3 million for 2009 — attributable to $1.5 million of proceeds from property and equipment sales; off-set by $1.2 million of property and equipment purchases. The railroad subsidiary’s financing activities used cash of $1.3 million for 2009, attributable primarily to $1.4 million of payments to the noncontrolling equity owners and FirstCity (parent company) through distributions and principal repayments on a capital note (eliminated in consolidation).

Coal Mine Operations Statement of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s majority-owned coal mine operation for the three-month period ended June 30, 2010 (FirstCity consolidated the coal mine subsidiary effective April 1, 2010 after it obtained control of the entity at such time — refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the coal mine subsidiary provided cash of $2.4 million for the three-month period ended June 30, 2010 — attributable primarily to a $1.0 million increase in other liabilities and a $3.5 million non-cash add-back for amortization; off-set partially by $0.3 million of net losses and a $1.7 million decrease in other assets. The financing activities of the coal mine subsidiary used $2.2 million of cash for the three-month period ended June 30, 2010, attributed primarily to $0.5 million of principal repayments no a note payable and $1.6 million of payments to the noncontrolling equity owner and FirstCity (parent company) through distributions and principal repayments on a capital note (eliminated in consolidation). The coal mine subsidiary did not record any cash flows from investing activities during the three-month period ended June 30, 2010.

Credit Facilities

FirstCity Commercial Corporation (“FC Commercial”) and FH Partners LLC (“FH Partners”), as borrowers, and FLBG Corporation (“FLBG Corp.”), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, have a $268.6 term note facility (“Reducing Note Facility”) with Bank of Scotland. The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, “Existing Credit Agreements”). The Existing Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and existing letter of credit obligations under the Existing Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization over 3 years ($43.6 million in the first year, $80.0 million in the second year, $60.0 million in the first nine months of the third year, and $85.0 million due on June 25, 2013, the maturity date).

The material terms of the Reducing Note Facility and related agreements are as follows:

•                  FirstCity provides a limited guaranty for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

•                  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility;

•                  Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Existing Credit Agreements;

•                  FirstCity will receive unencumbered cash of 20% of the monthly net cash flows (i.e. cash “leak-through”) up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance to FirstCity Servicing Corporation (“FC Servicing”), a wholly-owned subsidiary of FirstCity, of $38.9 million over 3 years ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

•                  Provides for a fluctuating interest rate equal to, at FC Commercial’s option, either (a) the greater of (i) one month London Interbank Offering Rate (“LIBOR”) plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate plus 3.0%;

•                  Allows FC Commercial and FH Partners to designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million;

•                  Requires FirstCity to maintain a minimum tangible net worth (as defined) requirement of $60.0 million; and

•                  Provides for an upfront fee to be paid to Bank of Scotland in the amount of $2.0 million, payable as follows: $0.7 million paid on March 26, 2010 (in connection with an extension of the Existing Credit Facilities), $0.7 million on June 25, 2010, and payments of $0.2 million from the cash flow of the pledged assets on the first day of July, August, September and October 2010.

The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries (“Covered Entities”), which represent the entities that were subject to the obligations of the Existing Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Existing Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At June 30, 2010, FC Commercial and FH Partners were in compliance with all covenants or other requirements set forth in the Reducing Note Facility or related agreements.

FirstCity has $23.2 million in Euro-denominated debt on the Reducing Note Facility for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 to our consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at June 30, 2010, which was equivalent to $11.2 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At June 30, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

At June 30, 2010, ABL had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At June 30, 2010, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of June 30, 2010 and December 31, 2009.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			June 30,	December 31,
	Interest Rate	Other Terms and Conditions	2010	2009
			(Dollars in thousands)
Notes payable to banks and other:

Bank of Scotland reducing note facility (includes $23.2 million denominated in Euros at June 30, 2010)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commerical Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$244,759	$—

Bank of Scotland $225 million revolving loan facility (included $24.8 million denominated in Euros at December 31, 2009)	LIBOR-indexed plus 2.5%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by by substantially all of FirstCity’s consolidated subsidiaries, refinanced June 2010	—	182,324

Bank of Scotland $100 million revolving loan facility	LIBOR-indexed plus 2.0%	Secured by all assets of FH Partners LLC and guaranteed by FirstCity and certain of its consolidated subsidiaries, refinanced June 2010	—	58,506

BoS(USA) $25 million subordinated credit agreement	LIBOR + 5.0%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries, refinanced June 2010	—	25,000

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	15,420	10,694

Banco Santander term loan denominated in Mexican pesos	28-day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2010, commitment amount 142.2 million MXN	11,040	10,986

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	2,904	3,086

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	395	395

Bank of America term note	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd.	12,171	—

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,398	7,452

B.E.S.V. term loan denominated in Euros	Various rates at 1-month Eurobor + 3.5% or 3-month Eurobor + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	5,788	5,433

Other notes and participations payable			5,686	2,012

			305,561	305,888
Note payable to affiliate:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,760	7,838

Total notes payable			$313,321	$313,726

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2010, we issued and sold 150,000 shares of our common stock to Värde Investment Partners L.P. pursuant to the terms of a securities purchase agreement at a per share price of $5.93, resulting in aggregate proceeds to us of $889,500.

The issuance and sale of common stock described above was made in reliance upon exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

No underwriters were involved in the issuance and/or sale of the foregoing securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

10.57*	—

Reducing Note Facility Agreement, dated June 25, 2010, among FirstCity Financial Corporation and FH Partners LLC, as Borrowers, FLBG Corporation, as Guarantor, Bank of Scotland plc and BoS(USA), Inc., as Lenders, and Bank of Scotland plc, acting through its New Your Branch, as Agent and Collateral Agent

10.58*	—

Limited Guaranty Agreement, dated June 25, 2010, by FirstCity Financial Corporation, as Guarantor, in favor of Bank of Scotland plc, acting through its New York Branch, as Agent, for the benefit of Bank of Scotland plc and BoS(USA), Inc., as Lenders and parties to the Reducing Note Facility Agreement dated June 25, 2010

10.59*	—

Form of Investment Agreement, dated June 29, 2010, by and between FC Diversified Holdings LLC and FirstCity Servicing Corporation and Värde Investment Partners, L.P. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission)

10.60*	—	Securities Purchase Agreement, dated June 29, 2010, by and among FirstCity Financial Corporation and Värde Investment Partners, L.P.

10.61*	—	Form of Restricted Stock Award Agreement under the FirstCity Financial Corporation 2010 Stock Option and Award Plan

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
Dated: August 16, 2010

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)