Form 10-Q
period 2010-09-30
FIRSTCITY FINANCIAL CORP
filed 2010-11-15
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, par value $.01 per share, outstanding at November 10, 2010 was 10,198,214.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,549	$80,368
Restricted cash	1,356	1,364
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $47,578 and $65,825, respectively	175,100	197,946
Real estate held for sale	29,557	17,051
Real estate held for investment, net	7,095	9,387
Total Portfolio Assets	211,752	224,384
Loans receivable:
Loans receivable - affiliates, net of allowance for loan losses of $433 and $67, respectively	18,101	26,122
Loans receivable - SBA held for sale	8,336	821
Loans receivable - SBA held for investment, net of allowance for loan losses of $244 and $490, respectively	15,008	15,445
Loans receivable - other, net of allowance for loan losses of $1,083 and $-0-, respectively	14,393	10,233
Total loans receivable, net	55,838	52,621
Investment securities available for sale	2,189	1,836
Equity investments	101,524	71,491
Service fees receivable ($2,265 and $809 from affiliates, respectively)	2,325	850
Servicing assets - SBA loans	839	1,056
Other assets, net	33,791	31,104
Total Assets (1)	$445,163	$465,074

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$285,975	$305,888
Note payable to affiliate	7,686	7,838
Other liabilities	29,839	26,077
Total Liabilities	323,500	339,803
Commitments and contingencies (Note 19)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,698,214 and 11,483,824, respectively ; shares outstanding: 10,198,214 and 9,983,824, respectively)	117	115
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	105,070	103,326
Accumulated deficit	(7,604)	(18,329)
Accumulated other comprehensive income (loss)	(2,867)	3,460
FirstCity Stockholders’ Equity	83,793	77,649
Noncontrolling interests	37,870	47,622
Total Equity	121,663	125,271
Total Liabilities and Equity	$445,163	$465,074

(1)          Our consolidated assets at September 30, 2010 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $19.7 million; Portfolio Assets, $198.5 million; Loans receivable, $55.8 million; Equity investments, $69.4 million; Other assets, $30.9 million; and Total assets, $374.3 million.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Finance and Servicing:
Servicing fees ($2,083 and $2,019 from affiliates for the three month periods, respectively, and $5,529 and $6,282 from affiliates for the nine month periods, respectively)	$2,252	$2,222	$5,998	$7,017
Income from Portfolio Assets	8,195	12,134	34,280	35,254
Gain on sale of SBA loans held for sale, net	197	301	360	911
Gain on sale of investment securities	—	—	3,250	—
Interest income from SBA loans	314	299	895	940
Interest income from loans receivable - affiliates	864	1,078	2,591	2,940
Interest income from loans receivable - other	233	99	594	892
Other income	1,856	1,701	4,552	3,699
	13,911	17,834	52,520	51,653
Manufacturing, Railroad and Coal Mine:
Operating revenues - manufacturing	—	—	10,466	—
Operating revenues - railroad	998	776	3,455	2,228
Operating revenues - coal mine	15,329	—	28,429	—
Other	—	121	4	1,192
	16,327	897	42,354	3,420
Total revenues	30,238	18,731	94,874	55,073
Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	4,211	3,043	10,587	9,177
Interest and fees on note payable to affiliate	393	428	1,185	1,305
Salaries and benefits	4,995	5,048	16,067	15,654
Provision for loan and impairment losses	4,090	425	8,417	2,208
Asset-level expenses	2,257	1,992	5,981	4,646
Other	2,158	2,868	8,660	7,819
	18,104	13,804	50,897	40,809
Manufacturing, Railroad and Coal Mine:
Cost of revenues and operating costs - manufacturing	—	—	10,788	—
Cost of revenues and operating costs - railroad	635	506	1,868	1,532
Cost of revenues and operating costs - coal mine	15,662	—	28,957	—
	16,297	506	41,613	1,532
Total costs and expenses	34,401	14,310	92,510	42,341
Earnings (loss) before other revenue and income taxes	(4,163)	4,421	2,364	12,732
Equity in earnings of unconsolidated subsidiaries	9,962	421	14,007	1,473
Gain on business combinations	—	—	5,729	1,455
Earnings before income taxes	5,799	4,842	22,100	15,660
Income tax expense	473	1,254	1,192	2,103
Net earnings	5,326	3,588	20,908	13,557
Less: Net income attributable to noncontrolling interests	2,767	1,588	10,183	3,167
Net earnings attributable to FirstCity	$2,559	$2,000	$10,725	$10,390

Basic earnings per share	$0.25	$0.20	$1.07	$1.06
Diluted earnings per share	$0.25	$0.19	$1.06	$1.02

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Net earnings	$20,908	$13,557
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	(1,358)	1,636
Reclassification adjustment for unrealized gain on security available for sale included in net earnings	(1,352)	—
Foreign currency translation adjustments	(5,623)	2,313
Total other comprehensive income (loss)	(8,333)	3,949
Total comprehensive income	12,575	17,506
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(10,183)	(3,167)
Net unrealized loss (gain) on securities available for sale	241	(326)
Foreign currency translation adjustments	1,765	(356)
Comprehensive income attributable to FirstCity	$4,398	$13,657

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
					Accumulated
					Other	Non-
	Common	Treasury	Paid in	Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit	Income (Loss)	Interests	Equity

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Net earnings	—	—	—	10,390	—	3,167	13,557
Change in net unrealized gain on securities available for sale	—	—	—	—	1,310	326	1,636
Foreign currency translation adjustments	—	—	—	—	1,957	356	2,313
Exercise of common stock options	—	—	113	—	—	—	113
Stock-based compensation expense	—	—	438	—	—	—	438
Purchases of subsidiary shares in noncontrolling interests	—	—	641	—	—	(3,458)	(2,817)
Investments in majority-owned entities	—	—	—	—	—	46,306	46,306
Distributions to noncontrolling interests	—	—	—	—	—	(9,961)	(9,961)
Balances, September 30, 2009	$113	$(10,923)	$103,067	$(26,683)	$(459)	$52,345	$117,460

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	10,725	—	10,183	20,908
Change in net unrealized gain on securities available for sale	—	—	—	—	(2,469)	(241)	(2,710)
Foreign currency translation adjustments	—	—	—	—	(3,858)	(1,765)	(5,623)
Exercise of common stock options	—	—	70	—	—	—	70
Issuance of common stock	2	—	888	—	—	—	890
Stock-based compensation expense	—	—	496	—	—	—	496
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(324)	(324)
Other activity	—	—	290	—	—	(328)	(38)
Investments in majority-owned entities	—	—	—	—	—	5,495	5,495
Distributions to noncontrolling interests	—	—	—	—	—	(22,772)	(22,772)
Balances, September 30, 2010	$117	$(10,923)	$105,070	$(7,604)	$(2,867)	$37,870	$121,663

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$20,908	$13,557
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net principal advances on SBA loans held for sale	(11,857)	(13,491)
Proceeds from sales of SBA loans held for sale, net	4,964	18,155
Proceeds applied to income from Portfolio Assets	2,170	15,324
Income from Portfolio Assets	(34,280)	(35,254)
Capitalized interest and costs on Portfolio Assets and loans receivable	(564)	(955)
Provision for loan and impairment losses	8,417	2,208
Foreign currency transaction losses (gains), net	433	(441)
Equity in earnings of unconsolidated subsidiaries	(14,007)	(1,473)
Gain on sale of SBA loans held for sale, net	(360)	(911)
Gain on sale of railroad property	—	(920)
Gain on business combinations	(5,729)	(1,455)
Gain on sale of investment security	(3,250)	—
Depreciation and amortization	10,298	3,007
Net premium amortization of loans receivable	(225)	(96)
Stock-based compensation expense	496	438
Decrease in restricted cash	(294)	178
Increase in service fees receivable	(1,475)	(254)
Increase in other assets	(1,818)	(1,756)
Deferred income tax benefit	(530)	—
Increase in other liabilities	3,619	5,594
Net cash provided by (used in) operating activities	(23,084)	1,455
Cash flows from investing activities:
Purchases of property and equipment, net	(1,719)	(2,071)
Proceeds from sale of railroad property	—	1,350
Proceeds from sale of subsidiaries and equity investments	125	—
Cash paid for business combinations, net of cash acquired	(1,570)	(7,149)
Decrease in cash from deconsolidation of subsidiary	(875)	—
Net principal payments (advances) on loans receivable	1,434	(1,946)
Net principal payments (advances) on SBA loans held for investment	227	(1,830)
Purchase of investment securities available for sale	(2,636)	—
Net principal payments on investment securities available for sale	797	3,469
Proceeds from sale of investment security	3,250	—
Purchases of Portfolio Assets	(33,861)	(171,921)
Proceeds applied to principal on Portfolio Assets	91,570	109,120
Contributions to unconsolidated subsidiaries	(32,755)	(3,890)
Distributions from unconsolidated subsidiaries	8,226	9,297
Net cash provided by (used in) investing activities	32,213	(65,571)
Cash flows from financing activities:
Borrowings under notes payable to banks and other	46,766	160,872
Principal payments of notes payable to affiliates	(154)	(600)
Principal payments of notes payable to banks and other	(83,858)	(110,082)
Payments of debt issuance costs and loan fees	(3,068)	(854)
Proceeds from secured borrowings, net	3,591	—
Contributions from noncontrolling interests	4,947	40,991
Distributions to noncontrolling interests	(22,772)	(9,961)
Cash paid for subsidiary shares in noncontrolling interests	(324)	(2,796)
Proceeds from issuance of common stock	960	113
Net cash provided by (used in) financing activities	(53,912)	77,683
Effect of exchange rate changes on cash and cash equivalents	(36)	322
Net increase (decrease) in cash and cash equivalents	(44,819)	13,889
Cash and cash equivalents, beginning of period	80,368	19,103
Cash and cash equivalents, end of period	$35,549	$32,992
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,368	$7,279
Income taxes, net of refunds	276	222

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Out-of-Period Adjustments

In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. The adjustment was not material to our consolidated financial statements for the quarterly or year-to-date periods ended March 31, 2010 or September 30, 2010 or the year ended December 31, 2009.

In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly or year-to-date periods ended March 31, 2010 or September 30, 2010 or the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of deferred tax assets and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations; guarantee obligations and indemnifications; and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. The continuance of challenging economic conditions and disruptions in the financial, capital, real estate and foreign currency markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Interest method of accounting.  Under the interest method, an effective interest rate, or internal rate of return (“IRR”), is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition — that is, the cash flows expected at acquisition that are no longer expected to be collected. Significant increases in actual or expected future cash flows are used first to reverse any existing allowance for that loan or loan pool, and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to the respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models.

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $59.1 million (including $8.2 million of loans pending management’s post-purchase evaluation) at September 30, 2010, and $96.3 million (including $12.7 million of loans pending management’s post-purchase evaluation) at December 31, 2009.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $106.8 million and $42.1 million at September 30, 2010 and December 31, 2009, respectively.

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

Loans Receivable

The portions of U.S. Small Business Administration (“SBA”) loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment. As described in Note 2, effective January 1, 2010, the Company adopted new accounting guidance that requires SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions have elapsed, the transaction will be recorded as a sale and the resulting net gain on sale will be recognized — which is based on the difference between the proceeds received and the allocated carrying value of the loan sold.

Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities, and the non-guaranteed portions of SBA loans, are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue Recognition — Special Situations Platform Subsidiaries

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

(2)  New Accounting Guidance

Recently Adopted Accounting Guidance

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

Transfers of Financial Assets

Effective January 1, 2010, the Company adopted the FASB’s guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new accounting guidance delays the Company’s recognition of the sale of guaranteed portions of SBA loans until expiration of the premium recourse provisions, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the first three months of 2010. Once the premium recourse provisions have elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Notes 1 and 5 for additional information.

Fair Value Measurements Disclosure

In January 2010, the FASB issued new accounting guidance that amended existing guidance for fair value disclosures. This guidance requires separate disclosures of significant transfers of items in and out of Levels 1 and 2 in the fair value hierarchy, and to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

describe the reasons for the transfers. The updated guidance also clarifies, among other things, that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. We adopted this new guidance for the quarterly period ended March 31, 2010. Since this guidance is disclosure-only in nature, our adoption of the guidance did not significantly impact the Company’s consolidated financial statements. Refer to Note 15 for additional information.

Subsequent Events Disclosure

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

Recently Issued Accounting Guidance

Finance Receivables and Allowance for Credit Losses Disclosure

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The Company will adopt the period-end provisions of this new guidance in its consolidated financial statements for the year ended December 31, 2010, and the activity-related provisions of the guidance in the first quarter 2011. While the provisions of this new guidance will require significant expansion of our disclosures on the credit quality of financing receivables and the allowance for credit losses, we do not expect the adoption to have an effect on our financial condition and results of operations.

Fair Value Measurements Disclosure

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Since this guidance is disclosure-only in nature, management does not expect the adoption of this updated guidance to have a material impact on our financial condition and results of operations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(1)  Included in “Other assets” on the Company’s consolidated balance sheet.

(2)  Included in “Other liabilities” on the Company’s consolidated balance sheet.

(3)  Eliminated in consolidation with the Company’s consolidated financial statements.

In addition to measuring the subsidiary’s assets and liabilities at fair value at the date control was obtained on April 1, 2010, the Company’s carrying value of its previously-held equity-method investment in the coal mine subsidiary was re-measured to fair value under accounting guidance applicable to business combinations. The fair value of the Company’s total interest in the subsidiary after the business combination exceeded the carrying value of its previously-held equity interest by approximately $4.8 million, which the Company recognized as “Gain on business combinations” in its consolidated statement of operations for the nine-month period ended September 30, 2010. The Company’s carrying value of its previously-held equity investment in the coal mine subsidiary included the effects of the investee’s distribution of a wholly-owned equipment subsidiary (i.e. spin-off transaction), effective April 1, 2010, to the owners in proportion to their then-existing ownership percentages. The spin-off transaction effected by the investee was recorded at carrying value and the Company’s proportionate share of equity in the distributed entity approximated $2.7 million — which it continued to record as an equity-method investment after the spin-off.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Pursuant to accounting provisions applicable to business combinations, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million. As such, the Company recognized a $0.9 million gain attributable to the re-measurement of its previously-held equity interests on the acquisition date (included in “Gain on business combinations” in the Company’s consolidated statement of operations for the nine-month period ended September 30, 2010).

Manufacturing Subsidiary — Deconsolidation

In December 2009, the Company, through its majority-owned Special Situations Platform subsidiary, acquired a majority controlling interest in a manufacturing subsidiary (involved in the design, production and sale of wireless transmission equipment and software solutions). The manufacturing subsidiary’s accounts and results of operations have been included in the Company’s consolidated financial statements since the acquisition. However, effective June 30, 2010, the Company and the noncontrolling owners consented to certain amendments to the subsidiary’s operating agreement that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest and elevated economic interests, in the manufacturing entity. Accordingly, the Company deconsolidated and removed the carrying values of the manufacturing subsidiary’s assets ($9.9 million) and liabilities ($9.6 million) and the carrying value of the noncontrolling interest ($39,000) attributed to the subsidiary from its consolidated balance sheet on June 30, 2010. The Company also recorded its retained noncontrolling interest in the manufacturing entity at estimated fair value of approximately $0.3 million at June 30, 2010. No gain or loss was recognized by the Company as a result of deconsolidating this subsidiary. On June 30, 2010, the Company started to account for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, the Company no longer reports the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statements of operations (rather, the Company began recording its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries” beginning July 1, 2010).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30, 2010
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$167,722	$1,297	$166,425
Purchased performing loans	4,070	9	4,061
UBN:
Non-performing loans	48,123	46,217	1,906
Performing loans	1,069	—	1,069
Other	1,694	55	1,639
Total	$222,678	$47,578	$175,100

	December 31, 2009
	(Dollars in thousands)
	Outstanding	Allowance for	Outstanding
	Balance	Loan Losses	Balance, net
Loan Portfolios:
Purchased Credit-Impaired Loans	$192,920	$6,927	$185,993
Purchased performing loans	3,986	25	3,961
UBN:
Non-performing loans	60,929	58,624	2,305
Performing loans	1,555	—	1,555
Other	4,381	249	4,132
Total	$263,771	$65,825	$197,946

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate Portfolios:
Real estate held for sale	$29,557	$17,051
Real estate held for investment, net (1)	7,095	9,387
Total	$36,652	$26,438

(1)          Includes lease-related intangible balances (net) of approximately $0.7 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$6,051	$10,626	$28,791	$32,879
Purchased performing loans	87	59	213	232
UBN	130	260	766	535
Other	1,245	91	1,633	520
Real Estate Portfolios	682	1,098	2,877	1,088
Income from Portfolio Assets	$8,195	$12,134	$34,280	$35,254

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine-month period ended September 30, 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $6.7 million — which is composed of a $2.7 million provision for loan losses, net of recoveries, and a $4.0 million impairment charge on real estate portfolios. For the nine-month period ended September 30, 2009, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $0.8 million — which is composed of a $0.6 million impairment charge on real estate portfolios and a $0.2 million provision for loan losses, net of recoveries.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(45,719)	$(69,082)	$(65,825)	$(76,365)
Provisions	(943)	(2,958)	(3,268)	(3,618)
Recoveries	154	3,023	614	3,405
Charge-offs	523	7,372	11,932	15,019
Translation adjustments	(1,593)	(643)	8,969	(729)
Ending Balance	$(47,578)	$(62,288)	$(47,578)	$(62,288)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of September 30, 2010 and December 31, 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company’s decrease in its estimates of future cash flows. Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three- and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$2,449	$52,936	$12,923	$58,114
Additions	—	—	—	23,077
Accretion	(37)	(3,769)	(2,163)	(14,229)
Reclassification (to) from nonaccretable difference	4	656	(2,138)	2,115
Disposals	328	(2,353)	(2,613)	(8,545)
Transfer to non-accrual	—	(25,127)	(3,039)	(38,412)
Translation adjustments	6	(90)	(220)	133
Ending Balance	$2,750	$22,253	$2,750	$22,253

Acquisitions of Purchased Credit-Impaired Loans for the three- and nine-month periods ended September 30, 2010 and 2009, respectively, are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Face value at acquisition	$11,390	$53,358	$63,146	$306,188
Cash flows expected to be collected at acquisition, net of adjustments	12,939	70,252	51,557	234,680
Basis in acquired loans at acquisition	8,267	36,932	32,632	171,620

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates, net of allowance for loan losses of $-0- and $67, respectively	$7,094	$13,177
SBA, net of allowance for loan losses of $244 and $490, respectively	23,344	16,266
Other	8,054	1,402
Real estate:
Other, net of allowance for loan losses of $1,083 and $-0-, respectively	6,339	8,831

Foreign - commercial and industrial:
Affiliates, net of allowance for loan losses of $433 and $-0-, respectively	11,007	12,945

Total loans, net	$55,838	$52,621

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$17,291	$24,757
Allowance for loan losses	(433)	(67)
Discounts, net	(170)	(237)
Capitalized interest	1,413	1,669
Carrying amount of loans, net	$18,101	$26,122

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$21,867	$29,746	$26,122	$27,080
Advances	23	3,486	573	8,638
Payments received	(4,336)	(2,334)	(7,226)	(4,944)
Capitalized interest	96	103	233	272
Provision for loan impairment	68	—	(365)	—
Discount accretion, net	23	15	67	15
Other noncash adjustments (1)	—	—	(1,001)	—
Foreign exchange gains (losses)	360	195	(302)	150
Ending Balance	$18,101	$31,211	$18,101	$31,211

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)          Represents the removal of a $4.1 million loan to a former equity-method investee (coal mine subsidiary) upon consolidation of the entity effective April 1, 2010, and the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon the deconsolidation of the entity effective June 30, 2010. Refer to Note 3 for additional information.

Loans receivable — affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Loans receivable — affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios (which is generally real estate), whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded $0.4 million of net provisions for impairment on loans receivable — affiliates for the nine months ended September 30, 2010. The Company recorded no provisions for impairment for the nine-month period ended September 30, 2009.

At September 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — affiliates totaled $0.9 million. The average recorded investment in these impaired and non-accrual loans approximated $0.4 million for the nine-month period ended September 30, 2010. At September 30, 2010, the Company had $0.4 million of allowances specifically related to these loans.

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$8,227	$821
Capitalized costs, net of fees	109	—
Carrying amount of loans, net	$8,336	$821

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$7,697	$3,492	$821	$4,901
Originations and advances of loans	2,992	2,115	11,881	13,715
Payments received	(17)	(61)	(24)	(224)
Capitalized costs	27	(43)	110	(61)
Loans sold, net	(2,363)	(3,920)	(4,452)	(16,748)
Ending Balance	$8,336	$1,583	$8,336	$1,583

Loans receivable — SBA held for sale represent the portions of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost for the nine months ended September 30, 2010 and 2009.

At September 30, 2010, SBA loans held for sale include $3.2 million in guaranteed portions of SBA loans sold and subject to premium recourse provisions. In accordance with FASB’s accounting guidance on transfers of financial assets (issued in June 2009) that became effective in the first quarter of 2010, an off-setting secured borrowing has been recorded and is included in “Other liabilities” in the Company’s consolidated balance sheet. After the premium recourse provisions have elapsed, the Company will recognize the gain related to the sale, and remove the guaranteed portion of the SBA loan (i.e. the pledged asset) and the secured borrowing from the balance sheet. Refer to Note 2 for additional information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$16,206	$17,072
Allowance for loan losses	(243)	(490)
Discounts, net	(1,078)	(1,245)
Capitalized costs	123	108
Carrying amount of loans, net	$15,008	$15,445

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$15,165	$16,203	$15,445	$14,405
Originations and advances of loans	371	288	1,421	3,055
Payments received	(355)	(484)	(1,671)	(1,277)
Capitalized costs	5	3	15	46
Change in allowance for loan losses	103	(329)	247	(407)
Discount accretion, net	7	6	95	(135)
Charge-offs	(203)	(25)	(459)	(25)
Transfers to other real estate owned	(85)	—	(85)	—
Ending Balance	$15,008	$15,662	$15,008	$15,662

Loans receivable — SBA held for investment represent the non-guaranteed portions of SBA loans purchased and originated by the Company. These loans are secured by the borrowing entities’ assets such as accounts, property, equipment and other business assets. The Company recorded net impairment provisions to SBA loans held for investment of $0.2 million and $0.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(346)	$(112)	$(490)	$(34)
Provisions	(107)	(364)	(299)	(461)
Recoveries	4	12	84	31
Charge-offs	206	23	462	23
Ending Balance	$(243)	$(441)	$(243)	$(441)

At September 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — SBA held for investment totaled $0.3 million. The average recorded investment in these impaired and non-accrual loans approximated $0.4 million for the nine-month period ended September 30, 2010. At September 30, 2010, the Company had $0.2 million of allowances specifically related to these loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Outstanding balance	$15,257	$9,992
Allowance for loan losses	(1,083)	—
Discounts, net	(27)	(7)
Capitalized interest and costs	246	248
Carrying amount of loans, net	$14,393	$10,233

Changes in loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$14,654	$11,698	$10,233	$13,533
Advances	1,953	1,737	12,505	5,105
Payments received	(2,225)	(2,554)	(7,286)	(6,853)
Capitalized interest and costs	—	—	(2)	44
Change in allowance for loan losses	—	1,548	(1,083)	581
Discount accretion, net	11	2	26	11
Charge-offs	—	(1,548)	—	(1,548)
Foreign exchange gains	—	—	—	10
Ending Balance	$14,393	$10,883	$14,393	$10,883

Loans receivable — other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company recorded impairment provisions on loans receivable — other of approximately $1.1 million and $1.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Changes in the allowance for loan losses related to loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$(1,083)	$(1,548)	$—	$(581)
Provisions	—	—	(1,083)	(967)
Charge-offs	—	1,548	—	1,548
Ending Balance	$(1,083)	$—	$(1,083)	$—

At September 30, 2010, the Company’s recorded investment in impaired and non-accrual loans receivable — other totaled $6.3 million. The average recorded investment in these impaired and non-accrual loans approximated $7.3 million for the nine-month period ended September 30, 2010. At September 30, 2010, the Company had $1.1 million of allowances specifically related to these loans.

(6)  Equity Investments

The Company has non-marketable equity investments in Acquisition Partnerships and their general partners, and non-marketable equity investments in various servicing and operating entities, that are accounted for under the equity-method of accounting. The

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

condensed combined financial position and results of operations of the Acquisition Partnerships (which include the domestic and foreign Acquisition Partnerships and their general partners) and the servicing and operating entities (collectively, the “Equity Investees”), are summarized as follows:

Condensed Combined Balance Sheets

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$360,058	$282,999
Liabilities	$62,835	$97,135
Net equity	297,223	185,864
	$360,058	$282,999
Servicing and operating entities:
Assets	$169,302	$134,384
Liabilities	$97,942	$79,375
Net equity	71,360	55,009
	$169,302	$134,384
Total:
Assets	$529,360	$417,383
Liabilities	$160,777	$176,510
Net equity	368,583	240,873
	$529,360	$417,383

Equity investment in Acquisition Partnerships	$53,477	$41,029
Equity investment in servicing and operating entities	48,047	30,462
	$101,524	$71,491

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$9,554	$7,191	$24,964	$28,693
Costs and expenses	13,774	10,476	34,052	27,884
Net earnings (loss)	$(4,220)	$(3,285)	$(9,088)	$809

Servicing and operating entities:
Revenues	$39,254	$21,889	$84,794	$58,760
Costs and expenses	22,504	19,117	56,478	56,701
Net earnings	$16,750	$2,772	$28,316	$2,059

Equity in earnings (loss) of Acquisition Partnerships	$(1,806)	$(797)	$(2,689)	$445
Equity in earnings of servicing and operating entities	11,768	1,218	16,696	1,028
	$9,962	$421	$14,007	$1,473

In March 2010, the Company acquired a controlling interest in three domestic Acquisition Partnerships in which it previously held a noncontrolling interest. In addition, in April 2010, the Company obtained a controlling interest in a coal mine subsidiary in which it previously held a noncontrolling interest. As a result of these transactions, the Acquisition Partnerships and coal mine subsidiary converted from equity-method investments to consolidated subsidiaries of the Company. As such, the assets, liabilities and equity of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

these entities are not included in the applicable balance sheet tables above and below at September 30, 2010; and their results of operations since the respective transaction dates are not included in the applicable earnings tables above and below for the nine-month period ended September 30, 2010. Furthermore, in connection with the activity related to the coal mine subsidiary, the Company obtained a direct noncontrolling interest in an equipment subsidiary that was previously wholly-owned and consolidated by the coal mine subsidiary (obtained through a spin-off transaction effected by the coal mine subsidiary in April 2010). As such, the assets, liabilities and equity of this equipment subsidiary are included in the applicable balance sheet tables above and below at September 30, 2010; and its results of operations since the transaction date are included in the applicable earnings tables above and below for the nine-month period ended September 30, 2010. Refer to Note 3 for additional information related to these transactions.

On June 30, 2010, the Company entered into an arrangement with a then-consolidated manufacturing subsidiary that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest, in the entity. As a result, the manufacturing subsidiary converted to an equity-method investment from a consolidated subsidiary of the Company. As such, the assets, liabilities and equity of this manufacturing subsidiary are included in the applicable balance sheet tables above and below at September 30, 2010, and its results of operations since the transaction date are included in the applicable earnings tables above and below for the nine-month period ended September 30, 2010. Refer to Note 3 for additional information related to this transaction.

At September 30, 2010 and December 31, 2009, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $271.5 million and $180.0 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$177,582	$58,190
Operating entities	62,265	31,481
Latin America:
Acquisition Partnerships	130,305	139,214
Servicing entities	10,298	13,328
Europe:
Acquisition Partnerships	52,171	85,595
Servicing entities	96,739	89,575
	$529,360	$417,383

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$172,909	$36,696
Operating entities	22,435	5,574
Latin America:
Acquisition Partnerships	110,989	115,768
Servicing entities	(1,231)	427
Europe:
Acquisition Partnerships	13,325	33,400
Servicing entities	50,156	49,008
	$368,583	$240,873

Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$33,032	$13,575
Operating entities	15,048	1,659
Latin America:
Acquisition Partnerships	16,205	17,532
Servicing entities	1,806	2,677
Europe:
Acquisition Partnerships	4,240	9,922
Servicing entities	31,193	26,126
	$101,524	$71,491

Revenues and earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant subsidiaries of FirstCity at September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$4,558	$1,087	$7,168	$5,693
FC Crestone Oak LLC (operating entity) (1)	21,374	379	25,824	534
Other operating entities	6,274	9,729	19,173	22,767
Latin America:
Acquisition Partnerships	4,666	3,805	14,990	9,242
Servicing entity	2,345	2,427	6,855	7,751
Europe:
Acquisition Partnerships	330	2,299	2,806	13,758
MCS et Associes (servicing entity)	8,420	8,116	30,326	23,826
Other servicing entities	841	1,238	2,616	3,882
	$48,808	$29,080	$109,758	$87,453

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$1,586	$(277)	$2,129	$1,137
FC Crestone Oak LLC (operating entity) (1)	17,408	(3)	20,236	(347)
Other operating entities	(1,089)	3,325	1,352	3,687
Latin America:
Acquisition Partnerships	(2,324)	(2,015)	(4,456)	(3,044)
Servicing entity	(226)	(439)	(1,676)	(1,374)
Europe:
Acquisition Partnerships	(3,481)	(993)	(6,761)	2,716
MCS et Associes (servicing entity)	855	(20)	8,985	203
Other servicing entities	(199)	(91)	(581)	(110)
	$12,530	$(513)	$19,228	$2,868

Company’s equity in earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$(98)	$(300)	$(61)	$216
FC Crestone Oak LLC (operating entity) (1)	12,440	19	14,293	(3)
Other operating entities	(1,032)	1,445	(33)	1,664
Latin America:
Acquisition Partnerships	(550)	(207)	(505)	(460)
Servicing entity	(113)	(220)	(838)	(687)
Europe:
Acquisition Partnerships	(1,157)	(290)	(2,123)	689
MCS et Associes (servicing entity)	505	(11)	3,369	72
Other servicing entities	(33)	(15)	(95)	(18)
	$9,962	$421	$14,007	$1,473

(1)          FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

At September 30, 2010, the Company had $25.6 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 for additional information.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning Balance	$949	$1,001	$1,115	$785
Servicing Assets capitalized	45	97	85	409
Servicing Assets amortized	(51)	(59)	(257)	(155)
Ending Balance	$943	$1,039	$943	$1,039

Reserve for impairment of servicing assets:
Beginning Balance	$(73)	$(27)	$(59)	$(63)
Impairments	(31)	(27)	(46)	(43)
Recoveries	—	—	1	52
Ending Balance	$(104)	$(54)	$(104)	$(54)

Ending Balance (net of reserve)	$839	$985	$839	$985

Fair value of amortized servicing assets:
Beginning balance	$971	$974	$1,162	$722
Ending balance	$907	$985	$907	$985

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 15.0% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

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

The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, “Prior Credit Agreements”). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization over 3 years ($43.6 million in the first year, $80.0 million in the second year, $60.0 million in the first nine months of the third year, and $85.0 million due on June 25, 2013, the maturity date).

The material terms of the Reducing Note Facility and related agreements are as follows:

•                  Limited guaranty provided by FirstCity for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•                  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010 — see discussion below);

•                  Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Prior Credit Agreements;

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

•                  Fluctuating interest rate equal to, at FC Commercial’s option, either (a) the greater of (i) one month London Interbank Offering Rate (“LIBOR”) plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate plus 3.0%;

•                  FC Commercial and FH Partners may designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million; and

•                  FirstCity must maintain a minimum tangible net worth (as defined) requirement of $60.0 million.

Fees paid to Bank of Scotland in connection with the Reducing Note Facility through September 30, 2010 totaled $1.85 million, with $683,000 paid in March 2010 (in connection with an extension of the Prior Credit Facilities), $675,000 paid in June 2010, and $501,000 paid from July to September 2010. A final loan fee payment of $167,000 was made in October 2010.

The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries (“Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

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

At September 30, 2010, the unpaid principal balance on this loan facility was $227.9 million. In October 2010, a letter of credit under the Reducing Note Facility was funded in the amount of $11.9 million, and the proceeds were used to pay-off a bank note payable that was owed by an affiliated Mexican entity of the Company (see Note 19). The entire amount of the funded letter of credit was added to the unpaid principal obligation under the terms and conditions of the Reducing Note Facility.

(9)  Stockholders’ Equity

On June 29, 2010, the Company issued and sold 150,000 shares of its common stock to an accredited investor pursuant to a securities purchase agreement at a price of $5.93 per share, resulting in aggregate proceeds of $0.9 million.

(10)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed of the following as of September 30, 2010 and December 31, 2009:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(2,903)	$956
Net unrealized gains on securities available for sale (1)	36	2,504
Total accumulated other comprehensive income (loss)	$(2,867)	$3,460

(1)          Includes $0.5 million and $1.4 million at September 30, 2010 and December 31, 2009, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(11)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At September 30, 2010, the Company carried $25.6 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At September 30, 2010 and December 31, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	September 30, 2010	December 31, 2009

Euro-denominated debt	Notes payable to banks	$25,578	$24,824

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and nine-month month periods ended September 30, 2010 and 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Euro-denominated debt	$(2,665)	$(857)	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Nine Months Ended		Reclassified from	Nine Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2010	2009	(Effective Portion)	2010	2009

Euro-denominated debt	$726	$(598)	Other income (expense)	$—	$—

(12)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense for the three- and nine-month periods ended September 30, 2010 and 2009 is composed of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
State current income tax expense (benefit)	$(28)	$(141)	$516	$408
Federal current income tax benefit	(171)	—	—	—
Foreign current income tax expense	378	1,357	963	1,559
Foreign deferred income tax expense (benefit)	294	38	(287)	136
Total	$473	$1,254	$1,192	$2,103

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. The Company’s deferred tax assets, net of valuation allowances, totaled $0.4 million at September 30, 2010 (included in “Other assets” in our consolidated balance sheet). The net deferred tax asset at September 30, 2010 relates to our recognition of foreign tax benefits associated with U.S. GAAP adjustments to a consolidated foreign subsidiary’s local financial statements, combined with the timing of income tax payments made by the foreign subsidiary in its local jurisdiction. The recognition of these foreign tax benefits is not dependent upon future taxable income in the subsidiary’s foreign jurisdiction, but rather upon reversal of the U.S. GAAP adjustments in future periods.

The Company also has a substantial amount of domestic deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At September 30, 2010 and December 31, 2009, the Company established a full valuation

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

(13)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards (2010 only). We recognized stock-based compensation cost of approximately $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2010, respectively, and $0.3 million and $0.4 million for the three- and nine-month periods ended September 30 2009, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2010	921,400	$7.10
Granted	—	—
Exercised	(35,500)	2.00
Expired	(31,000)	9.09
Forfeited	—	—
Options outstanding at September 30, 2010	854,900	$7.24	5.92	$1,250
Options exercisable at September 30, 2010	602,900	$7.13	4.83	$1,025

The total intrinsic value of stock options exercised during the nine-month period ended September 30, 2010 was $0.2 million. As of September 30, 2010, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Awards

In February 2010, the Company granted 28,890 restricted stock awards that vest in one installment on the first anniversary of the date of grant. The grant-date fair value of each award was $5.97 — which was based on the grant-date fair value of our common stock. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. At September 30, 2010, the Company had 28,890 outstanding, unvested restricted stock awards with total unrecognized compensation cost of $0.1 million to be recognized over a weighted average period of 0.2 years.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$5,326	$3,588	20,908	13,557
Less: net income attributable to the noncontrolling interest	2,767	1,588	10,183	3,167
Net earnings attributable to FirstCity	$2,559	$2,000	$10,725	$10,390

Weighted average outstanding shares of common stock (in thousands)	10,160	9,838	10,054	9,834
Dilutive effect of:
Warrants	—	276	—	194
Dilutive effect of stock options	120	211	108	132
Weighted average outstanding shares of common stock and common stock equivalents	10,280	10,325	10,162	10,160

Net earnings per share:
Basic	$0.25	$0.20	$1.07	$1.06
Diluted	$0.25	$0.19	$1.06	$1.02

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

•                  Level 3 — Valuations are derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009. The Company did not have any liabilities that were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

	At September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$268	—	—	$268
Asset-backed security	—	—	1,921	1,921
	$268	—	1,921	$2,189

	At December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment security available for sale:
Asset-backed security	$—	—	1,836	$1,836

The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible and frequently released to the public. At September 30, 2010 and December 31, 2009, the carrying value of the Company’s asset-backed securities (at fair value) approximated $1.9 million and $1.8 million, respectively. The table below summarizes the changes to these Level 3 assets measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$692	$2,993	$1,836	$5,251
Total net gains (losses) for the period included in:
Net income	—	—	3,250	—
Other comprehensive income (loss)	—	(10)	(1,115)	(26)
Purchases, sales, issuances and settlements, net	1,211	(1,228)	(2,049)	(3,470)
Foreign currency translation adjustments	18	—	(1)	—
Net transfers into Level 3	—	—	—	—
Balance, end of period	$1,921	$1,755	$1,921	$1,755

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- or nine-month periods ended September 30, 2010 and 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company’s consolidated balance sheet at September 30, 2010 and December 31, 2009, the following table provides the fair value hierarchy and the carrying value of the related individual assets at each respective period end:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying Value at September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$504	$504
Loans receivable - SBA held for investment (1)	—	—	563	563
Loans receivable - other (1)	—	—	1,917	1,917
Real estate held for sale (2)	—	13,563	—	13,563
Real estate held for investment	—	7,095	—	7,095

	Carrying Value at December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$12,460	$12,460
Loans receivable - SBA held for investment (1)	—	—	829	829
Real estate held for sale (2)	—	7,231	—	7,231

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

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Portfolio Assets - loans (1)	$(519)	$(1,007)
Loans receivable - SBA held for investment (1)	(215)	(430)
Loans receivable - other (1)	(1,168)	—
Real estate held for sale (2)	(2,079)	(583)
Real estate held for investment	(1,922)	—
Total	$(5,903)	$(2,020)

(1)   Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)   Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair values of “Portfolio Assets — loans,” “Loans receivable — SBA held for investment” and “Loans receivable — other,” as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

The fair values of “Real estate held for sale” and “Real estate held for investment,” as measured on a non-recurring basis, are generally based on collateral valuations using observable inputs.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at September 30, 2010 and December 31, 2009.

Loans Receivable Held-for-Sale:  Loans held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics, or prices of the Company’s SBA loan transactions that were previously consummated and pending sales accounting treatment. At September 30, 2010 and December 31, 2009, the carrying amount of loans held-for-sale approximated $8.3 million and $0.8 million, respectively, and the estimated fair values approximated $9.2 million and $0.9 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At September 30, 2010 and December 31, 2009, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $226.6 million and $253.0 million, respectively, and the estimated fair values approximated $343.6 million and $371.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with premium recourse provisions in which the servicing rights have not been capitalized. See Note 7 for the carrying amount and estimated fair values of servicing assets as of September 30, 2010 and December 31, 2009.

Notes Payable:  Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at September 30, 2010 and December 31, 2009.

Note Payable to Affiliate:  Estimated fair value of the Company’s note payable to affiliate (including related interest payable) is based on the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At September 30, 2010 and December 31, 2009, the carrying amount of the note and interest payable to affiliate was $11.3 million and $10.3 million, respectively, and the estimated fair values approximated $7.5 million and $6.5 million, respectively.

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

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in the Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. A third-party creditor has recourse to FirstCity up to $75.0 million under a limited guaranty provision related to the debt of these entities, which is collateralized by their assets, only to the extent that such pledged assets of the Special-Purpose Investment Entity VIEs do not generate sufficient cash to service and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

repay the debt (see Note 8). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated VIEs, for which the Company does not hold a majority voting interest, that are included in its consolidated balance sheet as of September 30, 2010. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Acquisition
Partnership VIEs
(Dollars in thousands)
Cash	$1,418
Portfolio Assets, net	39,155
Other assets	14
Total assets of consolidated VIEs	$40,587

Total liabilities of consolidated VIEs	$468

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of September 30, 2010 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s Consolidated Balance Sheet		FirstCity’s Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$1,575	$2,058	$5,462
Operating Entity VIEs	10,072	(408)	9,664
Total	$11,647	$1,650	$15,126

(1)   Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(17)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.1 million and $2.0 million for the three month periods ended September 30, 2010 and 2009, respectively, and $5.5 million and $6.3 million for the nine month periods ended September 30, 2010 and 2009, respectively.

FC Servicing and MCS et Associates (“MCS”), an equity-method investee of FirstCity in which FC Servicing has a direct 11.89% ownership interest, are parties to certain agreements in which FC Servicing provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Under these agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation services. MCS also pays consulting fees to FC Servicing and reimburses FC Servicing for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS of $0.1 million during each of the three-month periods ended September 30, 2010 and 2009, and $0.3 million during each of the nine-month periods ended September 30, 2010 and 2009.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At September 30, 2010 and December 31, 2009, the note

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

receivable held by BMX Holding III had a carrying amount of $7.7 million and $7.8 million, respectively (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $3.7 million and $2.5 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At September 30, 2010 and December 31, 2009, the note payable to MCS Trust had a carrying amount of $7.7 million and $7.8 million, respectively (reported as “Notes payable to affiliate” on the Company’s consolidated balance sheet), and accrued interest of $3.7 million and $2.5 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

(18)  Segment Reporting

At September 30, 2010 and 2009, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

Operating segment revenues and profitability, and a reconciliation to net earnings for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$12,823	$16,817	$49,358	$49,083
Operating contribution, net of direct taxes	$(3,346)	$2,028	$2,795	$14,082

Special Situations Platform:
Total revenues	$17,410	$1,820	$45,422	$5,733
Operating contribution (loss), net of direct taxes	$8,013	$1,615	$13,991	$1,820

Total operating contribution, net of direct taxes	$4,667	$3,643	$16,786	$15,902

Corporate Overhead:
Salaries and benefits and other income and expenses, net	2,223	1,754	5,996	5,533
Income tax expense (benefit)	(115)	(111)	65	(21)
Net earnings attributable to FirstCity	$2,559	$2,000	$10,725	$10,390

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Domestic	$7,543	$12,506	$31,752	$38,024
Latin America	2,466	2,811	7,159	8,085
Europe	1,368	457	10,194	2,770
Other	—	—	—	16
Total	$11,377	$15,774	$49,105	$48,895

Total assets for each of the segments and a reconciliation to total assets follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents	$35,549	$80,368
Restricted cash	1,356	1,364
Portfolio acquisition and resolution assets:
Domestic	246,732	225,406
Latin America	39,077	41,248
Europe	50,060	57,888
Special situations platform assets	50,337	41,688
Other non-earning assets, net	22,052	17,112
Total assets	$445,163	$465,074

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

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico Inc. and SMIP, each wholly-owned subsidiaries of FirstCity, and CFSI and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of U.S. $119.3 million as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At September 30, 2010, the carrying value of SMIP’s membership interests in Bidmex Holding that is included in the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company’s consolidated balance sheet as an equity-method investment approximated $11.0 million ($5.2 million for the 9% membership interest and $5.8 million for the 6% membership interest).

Guarantees and Letters of Credit

FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At September 30, 2010, the unpaid principal balance on this loan was $227.9 million. Refer to Note 8 for additional information.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At September 30, 2010, the unpaid principal balance on this loan facility was $15.1 million.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from October 2011 to July 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At September 30, 2010, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guaranties approximated $1.4 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.2 million at September 30, 2010. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At September 30, 2010, FirstCity had a letter of credit in the amount of $9.5 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $9.5 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

FirstCity Mexico SA de CV, a wholly-owned Mexican affiliate of FirstCity, has a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At September 30, 2010, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $11.4 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s Reducing Note Facility with Bank of Scotland. In October 2010, the letter of credit was funded in the amount of $11.9 million, and the proceeds were used to pay-off FirstCity Mexico SA de CV’s note payable to Banco Santander, S.A. The entire amount of the funded letter of credit was added to the unpaid principal obligation of FirstCity’s Reducing Note Facility with Bank of Scotland (see Note 8).

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Limited-Life Subsidiaries

At September 30, 2010, the estimated settlement value of the Company’s noncontrolling interests in consolidated limited-life subsidiaries approximated $2.0 million. The Company’s carrying value of the noncontrolling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $0.5 million at September 30, 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a multi-national specialty financial services company that engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves (i.e. liquidates) such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with co-investors (each such entity, an “Acquisition Partnership”).

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

Summary Financial Results

FirstCity recorded net earnings of $2.6 million, or $0.25 per common share diluted, for the third quarter of 2010 (“Q3 2010”), compared to $2.0 million, or $0.19 per common share diluted, for the third quarter of 2009 (“Q3 2009”). FirstCity recorded net earnings of $10.7 million, or $1.06 per common share diluted, for the nine-month period ended September 30, 2010 (“YTD 2010”), compared to $10.4 million, or $1.02 per common share diluted, for the nine-month period ended September 30, 2009 (“YTD 2009”). Components of FirstCity’s results of operations for the three and nine-month periods ended September 30, 2010 and 2009, respectively, are detailed below (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Portfolio Asset Acquisition and Resolution	$(3,346)	$2,028	$2,795	$14,082
Special Situations Platform	8,013	1,615	13,991	1,820
Operating contribution	4,667	3,643	16,786	15,902
Corporate overhead	(2,108)	(1,643)	(6,061)	(5,512)
Net earnings attributable to FirstCity	$2,559	$2,000	$10,725	$10,390
Diluted earnings per common share	$0.25	$0.19	$1.06	$1.02

Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s quarterly earnings related to its Portfolio Asset Acquisition and Resolution business segment decreased to a $3.3 million loss in Q3 2010 from $2.0 million of earnings in Q3 2009. The decrease in earnings in Q3 2010 compared to Q3 2009 was primarily due to a $1.8 million increase in net impairment provisions recorded to consolidated assets and a $3.9 million decrease in Portfolio Assets income. The Company’s year-to-date earnings related to this business segment decreased to $2.8 million in YTD 2010 from $14.1 million in YTD 2009. The decrease in earnings in YTD 2010 compared to YTD 2009 was primarily due to a $4.2 million increase in net impairment provisions recorded to consolidated assets, a $4.4 million increase in net income attributable to noncontrolling interests, a $1.3 million increase in interest and fees on notes payable, and a $1.3 million increase in asset-level expenses, off-set partially by a $3.3 million gain that was recorded in YTD 2010 on the sale of an investment security. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s quarterly earnings related to its Special Situations Platform business segment increased to $8.0 million in Q3 2010 from $1.6 million in Q3 2009. The increase in earnings in Q3 2010 compared to Q3 2009 was primarily due to a $9.9 million increase in equity in earnings of unconsolidated subsidiaries, off-set partially by a $1.9 million increase in net impairment provisions recorded to consolidated assets and a $1.3 million increase in net income attributable to noncontrolling interests. The Company’s year-to-date earnings related to this business segment increased to $14.0 million in YTD 2010 from $1.8 million in YTD 2009. The increase in earnings in YTD 2010 compared to YTD 2009 was primarily due to a $12.6 million increase in equity in earnings of unconsolidated subsidiaries and a $4.8 million business combination gain that was recorded in YTD 2010, off-set partially by a $2.1 million increase in net impairment provisions recorded to consolidated assets and a $2.6 million increase in net income attributable to noncontrolling interests. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations in this business segment for the comparative periods presented in the table above.

Summary Investment Activity

In Q3 2010, FirstCity and its investment partners acquired $15.0 million of domestic Portfolio Asset investments with a face value of approximately $27.0 million — of which FirstCity’s investment acquisition share was $10.5 million. In addition to its Portfolio Asset acquisitions in Q3 2010, FirstCity invested $5.1 million in non-portfolio investments, consisting of $3.4 million in the form of SBA loan originations and advances; $1.6 million of equity investments in foreign partnerships; and $0.1 million in the form of equity investments under its Special Situations Platform (“FirstCity Denver”).

At September 30, 2010, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $386.2 million — compared to $366.2 million at December 31, 2009 and $393.0 million a year ago. The global distribution of FirstCity’s earning assets (at carrying value) at September 30, 2010 included $297.0 million in the United States; $50.1 million in Europe; and $39.1 million in Latin America.

Refer to the headings “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” and “Middle-Market Company Capital Investments — Special Situations Platform Business Segment” below for additional information related to our investment activities and composition.

Management’s Outlook

Our revenues consist primarily of (1) income from our Portfolio Assets, loan investments and Acquisition Partnerships; (2) servicing fee income and incentive income based on the performance of the portfolio assets that we manage; and (3) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held middle-market companies. Our ability to maintain and grow revenues depends on our ability to secure investment opportunities, obtain financing for transactions, and to consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this strategy depends upon a number of market conditions — including the strength and liquidity of U.S. and global economies and financial markets.

While we are seeing signs of improvement and stabilization in U.S. and global economic conditions and financial markets, these conditions and markets remain challenging and their recovery has been imbalanced. Despite substantial losses reported in the financial services sector over the past two years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the Company and believes that current market conditions should not hinder FirstCity’s ability to expand its business. While disruptions and uncertainty in the markets may adversely effect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and middle-market transactions. At the moment, however, we believe that challenging market conditions and government-implemented programs and regulations have reduced transaction flow in the marketplace, and that distressed asset prices have yet to fall to levels commensurate with expectations of market participants. Due to the difficulty and challenges related to servicing and resolving these underperforming and non-performing assets, we believe that financial institutions and other entities will actively seek to shed these assets over time as economic conditions and financial markets stabilize and government-imposed restrictions lapse. Sales of such assets improve the sellers’ financial position (i.e. asset quality and capital positions), reduce overhead costs and staffing requirements, and reduce management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

Market commentators and analysts have expressed the belief that it will take some time for the U.S. and global economies and financial markets to fully recover, but it is not clear if adverse conditions will again intensify. As a result, the continued challenging economic conditions could still materially and adversely impact (i) our ability to price and fund new distressed asset and middle-market capital investment opportunities on attractive terms; (ii) the ability of our borrowers to repay or refinance their debt obligations to us; (iii) the value of the underlying real estate properties and other assets securing our purchased and originated loan investments; and/or (iv) the financial condition, operations and liquidity of the underlying servicing and operating entities in which we have an equity investment. There can be no assurance that the value of our Portfolio Assets, loan investments and other investment assets, or the performance of our equity-method investees and consolidated subsidiaries, will not be negatively impacted by challenging economic conditions which could have a negative impact on our future results.

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity’s determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity’s increased holdings in the minority-owned, unconsolidated acquisition entities under this investment agreement represent a shift in the Company’s portfolio asset acquisition history over the past 2-3 years — which came in the form of consolidated portfolio assets. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity in earnings of unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

Our ability to make new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (see Note 8 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement in place with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to supports its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 18 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are impacted by many factors including, but not limited to, general economic conditions; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, pricing and terms for Portfolio Assets, middle-market transactions and other investments in all of the Company’s businesses. The Company’s business and results of operations are also impacted by the availability of liquidity to fund its investment activity and operations, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Q3 2010 Compared to Q3 2009

FirstCity’s net earnings to common stockholders totaled $2.6 million in Q3 2010 compared to net earnings of $2.0 million in Q3 2009. On a per share basis, diluted net earnings to common stockholders were $0.25 in Q3 2010 compared to $0.19 in Q3 2009. The following is a discussion and analysis of FirstCity’s net earnings based on its reportable business segments.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $15.0 million of Portfolio Assets in Q3 2010 with an approximate face value of $27.0 million, compared to the Company’s involvement in acquiring $48.7 million of Portfolio Assets in Q3 2009 with an approximate face value of $115.1 million. In Q3 2010, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $10.5 million — consisting of $8.9 million acquired through consolidated Portfolios and $1.6 million acquired through unconsolidated Portfolios. In Q3 2009, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $21.0 million — consisting of $18.6 million acquired through consolidated Portfolios and $2.4 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated portfolio assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire portfolio assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the vast majority of our domestic and Latin American unconsolidated portfolio assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our domestic and Latin American consolidated portfolio assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In Q3 2010, FirstCity invested an additional $5.0 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $2.4 million of additional non-portfolio investments in the form of SBA loan originations and advances in Q3 2009. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

The operating contribution from our PAA&R business segment resulted in a $3.3 million operating loss in Q3 2010 compared to a $2.0 million operating gain for the same period in 2009. The following is a summary of the results of operations for the Company’s PAA&R business segment for the Q3 2010 and Q3 2009:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,252	$2,222
Income from Portfolio Assets	8,195	12,134
Gain on sale of SBA loans held for sale, net	197	301
Interest income from SBA loans	314	299
Interest income from loans receivable - affiliates	435	471
Other income	1,430	1,390
Total revenues	12,823	16,817
Expenses:
Interest and fees on notes payable	4,483	3,366
Salaries and benefits	3,664	3,687
Provision for loan and impairment losses, net of recoveries	2,236	425
Asset-level expenses	2,083	1,858
Other	821	1,653
Total expenses	13,287	10,989
Equity in losses of unconsolidated subsidiaries	(1,446)	(1,043)
Net income attributable to noncontrolling interests	(1,219)	(1,326)
Operating contribution (loss) before direct taxes	$(3,129)	$3,459
Operating contribution (loss), net of direct taxes	$(3,346)	$2,028

Servicing fee revenues.  Servicing fee revenues remained steady at $2.3 million in Q3 2010 compared to $2.2 million in Q3 2009. Servicing fees from domestic Acquisition Partnerships totaled $0.8 million in Q3 2010 compared to $0.5 million in Q3 2009, while servicing fees from Latin American Acquisition Partnerships totaled $1.4 million in Q3 2010 and $1.7 million in Q3 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from domestic Acquisition Partnerships for Q3 2010 in comparison to Q3 2009 was attributable primarily to an increase in collections from unconsolidated domestic partnerships to $21.3 million for Q3 2010 compared to $4.7 million for Q3 2009. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a decrease in the servicing costs related to those unconsolidated partnerships in Q3 2010 compared to Q3 2009 (i.e. the lower the servicing costs incurred by these partnerships, the lower the service fee income recognized by the Company).

Income from Portfolio Assets.  Income from Portfolio Assets decreased to $8.2 million in Q3 2010 compared to $12.1 million in Q3 2009. The decrease in income from Portfolio Assets in Q3 2010 compared to Q3 2009 was attributed primarily to a shift in the income-recognition methods used by management for certain of the Company’s existing and newly-acquired Portfolio Assets to non-accrual income methods (cost-recovery or cash basis) from the interest-accrual income method over the past 12-18 months. We apply non-accrual income-recognition methods to Portfolio Assets, as applicable, due to uncertainties related to estimating the timing and/or amount of collections as a result of the current economic environment. As such, income accretion from Portfolio Assets decreased by $3.7 million in Q3 2010 compared to Q3 2009. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.2 million gain on the sales of SBA loans in Q3 2010 with a $2.5 million net basis in the loans sold, compared to a $0.3 million gain on the sales of SBA loans in Q3 2009 with a $4.0 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.3 million for both Q3 2010 and Q3 2009. FirstCity’s average investment level in SBA loans held-for-investment approximated $15.1 million for Q3 2010 compared to $16.0 million for Q3 2009.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates remained steady at $0.4 million in Q3 2010 compared to $0.5 million for Q3 2009. FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment approximated $11.0 million for Q3 2010 compared to $14.0 million for Q3 2009.

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in Q3 2010 or Q3 2009 from its non-affiliated loan investments because management accounted for such loans under the non-accrual method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $4.6 million in Q3 2010, compared to its average investment in such loans of $6.4 million in Q3 2009 (all of which were accounted for under the non-accrual method during both periods).

Other income.  Other income from the Company’s PAA&R segment remained constant at $1.4 million for both Q3 2010 and Q3 2009.

Expenses.  Operating costs and expenses approximated $13.3 million and $11.0 million in Q3 2010 and Q3 2009, respectively. The following is a discussion of the major components of operating costs and expenses.

Interest expense and fees on notes payable totaled $4.5 million and $3.4 million for Q3 2010 and Q3 2009, respectively. FirstCity’s average outstanding debt in its PAA&R segment was $289.1 million in Q3 2010 compared to $292.2 million in Q3 2009. The Company’s average cost of borrowings increased to 6.2% in Q3 2010 compared to 4.6% in Q3 2009, primarily due to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had in place with Bank of Scotland last year.

Salaries and benefits remained constant at $3.7 million for both Q3 2010 and Q3 2009. The total number of personnel within the PAA&R segment was 202 and 216 at September 30, 2010 and 2009, respectively.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $2.2 million in Q3 2010 compared to $0.4 million in Q3 2009. The $2.2 million of net impairment provisions in Q3 2010 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic loans and Portfolios. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, increased slightly to $2.1 million in Q3 2010 from $1.9 million in Q3 2009. The increased level of expenses is attributed primarily to the Company’s increased holdings in foreclosed real estate and other held-for-sale properties, which totaled $29.6 million at September 30, 2010 compared to $16.6 million a year ago.

Other costs and expenses in the Company’s PAA&R segment decreased to $0.8 million in Q3 2010 from $1.7 million in Q3 2009, due primarily to $0.7 million of foreign currency exchange gains attributed to our consolidated foreign operations in Q3 2010 compared to $0.1 million of foreign currency exchange gains recognized in Q3 2009 — a $0.6 million improvement (attributed mainly to our consolidated European operations). The Euro currency strengthened against the U.S. dollar more in Q3 2010 compared to Q3 2009.

Equity in losses of unconsolidated subsidiaries.  Equity in losses of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $0.4 million in Q3 2010 compared to Q3 2009. Equity in losses of our unconsolidated Acquisition Partnerships increased to $1.8 million for Q3 2010 from $0.8 million for Q3 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $0.4 million of earnings in Q3 2010 compared to $0.2 million in losses in Q3 2009. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             Domestic — Total revenues reported by our domestic Acquisition Partnerships increased to $4.6 million in Q3 2010 compared to $1.1 million in Q3 2009. In addition, total net earnings reported by our domestic partnerships improved to $1.6 million in net earnings for Q3 2010 compared to $0.3 million in net losses for Q3 2009. The increase in total revenues and net earnings in Q3 2010 compared to Q3 2009 was attributable primarily to an increase in collections to $21.3 million in Q3 2010 from $4.7 million in Q3 2009; off-set partially by a $0.9 million increase in net impairment provisions in Q3 2010 compared to Q3 2009. The collective activity described above translated to a favorable decline in FirstCity’s share of domestic partnership losses to $0.1 million in losses for Q3 2010 compared to $0.3 million in losses for Q3 2009. FirstCity’s average investment in domestic Acquisition Partnerships increased to $32.5 million for Q3 2010 from $12.4 million for Q3 2009, due primarily to increased investment activity by newly-formed domestic Acquisition Partnerships under FirstCity’s investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in domestic portfolio investments acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of domestic partnerships to gradually increase over time in comparison to income from consolidated domestic Portfolio Assets.

•         Latin America — Total revenues reported by our Latin American Acquisition Partnerships increased to $4.7 million in Q3 2010 from $3.8 million in Q3 2009. However, total net losses reported by our Latin American partnerships increased to $2.3 million for Q3 2010 compared to $2.0 million for Q3 2009. Total collections from Latin American partnerships decreased to $6.1 million in Q3 2010 compared to $8.7 million in Q3 2009. However, the increase in net losses reported by our Latin American partnerships in Q3 2010 compared to Q3 2009 was due primarily to $1.7 million of additional tax expense recorded in Q3 2010 compared to Q3 2009, and $0.6 million of additional foreign currency exchange losses recorded in Q3 2010 compared to Q3 2009; off-set partially by a $0.7 million decrease in net impairment provisions recorded by these partnerships in Q3 2010 compared to Q3 2009. The collective activity described above translated to an unfavorable increase in FirstCity’s share of Latin American partnership losses to $0.6 million in losses for Q3 2010 compared to $0.2 million in losses for Q3 2009. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $16.7 million for Q3 2010 compared to $18.0 million for Q3 2009.

•             Europe — Total revenues reported by our European Acquisition Partnerships decreased to $0.3 million in Q3 2010 from $2.3 million in Q3 2009. In addition, total net losses reported by our European partnerships increased to $3.5 million for Q3 2010 from $1.0 million in losses for Q3 2009. The decrease in total partnership revenues and net earnings reported by our European partnerships was attributed primarily to a decrease in collections to $2.2 million in Q3 2010 compared to $7.2 million in Q3 2009, and a $1.0 million increase in net impairment provisions recorded by these partnerships in Q3 2010 compared to Q3 2009. Further contributing to the decline in European partnership revenues was the decrease in the level of Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to an unfavorable increase in FirstCity’s share of European partnership losses to $1.2 million in Q3 2010 from $0.3 million in Q3 2009.

FirstCity’s average investment in European Acquisition Partnerships decreased to $5.1 million for Q3 2010 from $11.9 million for Q3 2009 — which contributed to a decline in European partnership collections and FirstCity’s share of European partnership revenues as discussed above. In light of FirstCity’s step-acquisition transaction and resulting consolidation of sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated European Portfolio Assets to off-set the decline in our equity in earnings of European Acquisition Partnerships.

•             Servicing Entities — Total revenues reported by our foreign unconsolidated servicing entities remained relatively steady at $11.6 million in Q3 2010 compared to $11.8 million in Q3 2009. However, total net earnings reported by these entities improved to $0.4 million of net earnings in Q3 2010 from $0.6 million of net losses in Q3 2009. The increase in net earnings reported by the underlying servicing entities was attributed primarily to $0.8 million of deferred tax benefits recorded by these entities in Q3 2010. The collective activity described above translated to an increase in FirstCity’s share of earnings from its foreign servicing entities to $0.4 million in earnings for Q3 2010 from $0.3 million in losses for Q3 2009.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to our co-investors in our majority-owned, consolidated Acquisition Partnerships. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships remained constant at $1.2 million for Q3 2010 compared to $1.3 million for Q3 2009.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) resulted in an $8.0 million operating gain in Q3 2010 compared to a $1.6 million operating gain in Q3 2009. In Q3 2010, FirstCity Denver provided $0.1 million of investment capital to privately-held middle-market companies in the form of direct equity investments, compared to $3.5 million of investment capital provided to such companies in the form of debt investments in Q3 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $84.7 million, and has provided $56.9 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q3 2010 and Q3 2009:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$662	$706
Operating revenue - railroad	998	776
Operating revenue - coal mine	15,329	—
Other income	421	338
Total revenues	17,410	1,820
Expenses - Railroad Operations:
Interest and fees on notes payable	36	29
Salaries and benefits	279	252
Other	320	225
Total railroad expenses	635	506
Expenses - Coal Mine Operations:
Interest and fees on notes payable	20	—
Salaries and benefits	65	—
Cost of sales	10,006	—
Amortization	5,200	—
Other	371	—
Total coal mine expenses	15,662	—
Expenses - Other:
Interest and fees on notes payable	121	116
Salaries and benefits	(35)	280
Provision for loan and impairment losses	1,854	—
Other	648	571
Total other expenses	2,588	967
Total expenses	18,885	1,473
Equity in earnings of unconsolidated subsidiaries	11,408	1,464
Net income attributable to noncontrolling interests	(1,548)	(262)
Operating contribution before taxes	$8,385	$1,549
Operating contribution, net of direct taxes	$8,013	$1,615

Interest income from loans receivable.   Interest income from loans receivable remained constant at $0.7 million for both Q3 2010 and Q3 2009. FirstCity Denver’s average investment in loans receivable was $20.0 million for Q3 2010 — including $1.9 million accounted for under the non-accrual method of accounting. For Q3 2009, FirstCity Denver’s average investment in loans receivable was $20.9 million — including $3.0 million accounted for under the non-accrual method of accounting.

Revenue and expenses from railroad operations.  Revenue and expenses from railroad operations represents the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $0.2 million in Q3 2010 compared to Q3 2009 due to an increase in rail car movement services performed in Q3 2010 compared to Q3 2009. Total expenses in Q3 2010 attributable to the railroad operations remained relatively constant in comparison to Q3 2009.

Revenue and expenses from coal mine operations.  Revenue and expenses from coal mine operations represent the consolidated results of operations recorded by FirstCity Denver’s majority-owned coal mine subsidiary (engaged primarily in the purchase and sale of coal and coal-related products) which became a consolidated subsidiary on April 1, 2010 — the date FirstCity Denver increased its ownership interest and obtained a controlling interest in the entity. The coal mine entity generates revenue under a short-term coal sales contract with a major utility company. FirstCity Denver’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the recognition of an asset for the coal supply agreement and a liability for the coal purchase agreement. The coal supply asset and coal purchase liability are being amortized over the actual amount of tons shipped under each contract (which are both scheduled to expire in December 2010). The Company does not expect the coal mine subsidiary’s operations to extend beyond the completion of its existing coal contracts. Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Other income.  Other income in Q3 2010 remained relatively constant in comparison to Q3 2009.

Expenses — Other.  Other expenses increased by $1.6 million in Q3 2010 compared to Q3 2009 primarily due to a $1.9 million impairment provision recorded in Q3 2010 on a commercial real estate investment. This impairment provision was attributed to a decline in value of the real estate property. The impairment provision was identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries significantly increased to $11.4 million in Q3 2010 from $1.5 million in Q3 2009. The increase in Q3 2010 was due primarily to $12.4 million of additional equity in earnings recorded by FirstCity Denver in Q3 2010 compared to Q3 2009 for its share of net earnings from an equity-method investment in a prefabricated building manufacturing entity. This entity reported significantly-higher net earnings in Q3 2010 related to a short-term lease agreement with a single customer. This lease agreement does not extend beyond Q3 2010; however, under terms of a related agreement, the manufacturing entity is due another $3.9 million from the customer (although the entity has not recognized any revenue related to this receivable due to uncertainty regarding the collectibility of the amount). If the building manufacturing entity collects the entire $3.9 million, the net earnings impact to FirstCity would approximate $1.5 million. The increase in equity in earnings for Q3 2010 was off-set partially by $1.5 million of additional equity in losses recorded by FirstCity Denver in Q3 2010 compared to Q3 2009 for its share of net losses from equity-method investments in a restaurant management entity and multiple manufacturing concerns (including a new equity-method investment effective Q3 2010 in a wireless transmission equipment and software solutions entity that was formerly accounted for as a consolidated subsidiary until FirstCity Denver ceased having a controlling interest in the entity effective June 30, 2010 — refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). The increased losses reported by these entities in Q3 2010 were due primarily to lower-than-expected sales volumes during the period. The increase in equity in earnings for Q3 2010 was also off-set partially by a $0.9 million decrease in equity in earnings in Q3 2010 compared to Q3 2009 attributable to FirstCity Denver’s share of net earnings from its equity-method investments in the coal mine operation described above. FirstCity Denver did not account for the coal mine operation under the equity-method of accounting in Q3 2010 since it obtained a controlling interest in the subsidiary effective April 1, 2010 (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information).

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, increased to $1.5 million for Q3 2010 compared to $0.3 million for Q3 2009. The increase in Q3 2010 was due primarily to additional net earnings reported by FirstCity Denver in Q3 2010 compared to Q3 2009 (mainly related to an increase in equity in earnings from unconsolidated subsidiaries as discussed above).

First Nine Months of 2010 Compared to First Nine Months of 2009

FirstCity recorded net earnings of $10.7 million, or $1.06 per common share diluted, for YTD 2010, compared to $10.4 million, or $1.02 per common share diluted, for YTD 2009. The following is a discussion and analysis of FirstCity’s net earnings based on its reportable business segments.

Portfolio Asset Acquisition and Resolution

Through our PAA&R business segment, FirstCity and its investment partners acquired $174.7 million of Portfolio Assets in YTD 2010 with an approximate face value of $312.5 million, compared to the Company’s involvement in acquiring $186.0 million of Portfolio Assets in YTD 2009 with an approximate face value of $373.6 million. In YTD 2010, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $53.2 million — with $29.4 million acquired through consolidated Portfolios and $23.8 million acquired through unconsolidated Portfolios. In YTD 2009, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $134.5 million — with $131.5 million acquired through consolidated Portfolios and $3.0 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated portfolio assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire portfolio assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the vast majority of our domestic and Latin American unconsolidated portfolio assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our domestic and Latin American consolidated portfolio assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In YTD 2010, FirstCity invested an additional $28.4 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $28.0 million of additional non-portfolio investments in the form of SBA loan originations and advances and direct equity investments in YTD 2009. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

The operating contribution from our PAA&R business segment resulted in a $2.8 million operating gain in YTD 2010 compared to a $14.1 million operating gain in YTD 2009. The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2010 and YTD 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$5,998	$7,017
Income from Portfolio Assets	34,280	35,254
Gain on sale of SBA loans held for sale, net	360	911
Gain on sale of investment securities	3,250	—
Interest income from SBA loans	895	940
Interest income from loans receivable - affiliates	1,371	1,560
Interest income from loans receivable - other	—	414
Other income	3,204	2,987
Total revenues	49,358	49,083
Expenses:
Interest and fees on notes payable	11,420	10,128
Salaries and benefits	11,764	11,208
Provision for loan and impairment losses, net of recoveries	5,394	1,241
Asset-level expenses	5,519	4,208
Other	5,212	4,674
Total expenses	39,309	31,459
Equity in losses of unconsolidated subsidiaries	(253)	(188)
Gain on business combinations	891	1,455
Net income attributable to noncontrolling interests	(7,290)	(2,854)
Operating contribution before direct taxes	$3,397	$16,037
Operating contribution, net of direct taxes	$2,795	$14,082

Servicing fee revenues.  Servicing fee revenues decreased to $6.0 million in YTD 2010 from $7.0 million in YTD 2009. Servicing fees from domestic Acquisition Partnerships totaled $1.3 million in YTD 2010 compared to $1.8 million in YTD 2009, while servicing fees from Latin American Acquisition Partnerships totaled $4.7 million in YTD 2010 and $5.2 million in YTD 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decline in servicing fees from domestic Acquisition Partnerships was due primarily to $0.8 million of performance-based fees (based on certain domestic partnerships achieving economic thresholds) recognized in YTD 2009 compared to YTD 2010, off-set partially by the impact of increased collections from unconsolidated domestic partnerships to

$29.2 million for YTD 2010 from $19.0 million for YTD 2009. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a decrease in the servicing costs related to those unconsolidated partnerships in YTD 2010 compared to YTD 2009 (i.e. the lower the servicing costs incurred by these partnerships, the lower the service fee income recognized by the Company).

Income from Portfolio Assets.  Income from Portfolio Assets decreased slightly to $34.3 million in YTD 2010 compared to $35.3 million in YTD 2009. The net decrease in income from Portfolio Assets was attributed primarily to a shift in the income-recognition methods used by management for certain of the Company’s existing and newly-acquired Portfolio Assets to non-accrual income methods (cost-recovery or cash basis) from the interest-accrual income method over the past 12-18 months. We apply non-accrual income-recognition methods to Portfolio Assets, as applicable, due to uncertainties related to estimating the timing and/or amount of collections as a result of the current economic environment. As such, income accretion from Portfolio Assets decreased by $12.1 million in YTD 2010 compared to YTD 2009. This income decrease was off-set partially by $11.1 million of additional Portfolio Asset liquidation income and gains recognized in YTD 2010 compared to YTD 2009. Although collections from consolidated Portfolio Assets decreased to $94.0 million in YTD 2010 from $124.6 million in YTD 2009, FirstCity was able to recognize significantly-higher margins on certain Portfolio Asset liquidations in YTD 2010 compared to YTD 2009. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded $0.4 million of gains on the sales of SBA loans in YTD 2010 with a $4.6 million net basis in the loans sold, compared to $0.9 million of gains on the sales of SBA loans in YTD 2009 with a $17.2 million net basis in the loans sold. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Gain on sale of investment securities.  In YTD 2010, the Company recognized a $3.3 million gain related to the sale of its investment security that represented a beneficial interest in securitized financial assets. No such sales were recorded in YTD 2009.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.9 million for both YTD 2010 and YTD 2009. FirstCity’s average investment level in SBA loans held-for-investment approximated $15.2 million for YTD 2010 compared to $15.6 million for YTD 2009.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $1.4 million in YTD 2010 compared to $1.6 million YTD 2009. The interest income decline is attributed to a decline in FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment to $11.8 million for YTD 2010 compared to $14.0 million for YTD 2009.

Interest income from loans receivable — other.   Interest income from loans receivable — other decreased by $0.4 million for YTD 2010 compared to YTD 2009. The Company did not recognize interest income from loans receivable — other in YTD 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual method of accounting during the entire period. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $5.0 million in YTD 2010, compared to its average investment in such loans of $6.9 million in YTD 2009 (including $2.1 million accounted for under the non-accrual method).

Other income.  Other income from the Company’s PAA&R segment remained relatively constant at $3.2 million in YTD 2010 compared to $3.0 million in YTD 2009.

Expenses.  Operating expenses approximated $39.3 million and $31.5 million in YTD 2010 and YTD 2009, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $11.4 million for YTD 2010 and $10.1 million for YTD 2009. FirstCity’s average outstanding debt in its PAA&R segment increased to $291.7 million in YTD 2010 from $279.5 million in YTD 2009 — primarily to finance its increased investment activity and to provide working capital to support future growth. The Company’s average cost of borrowings increased to 5.2% in YTD 2010 compared to 4.8% in YTD 2009, primarily due to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had in place with Bank of Scotland last year.

Salaries and benefits increased modestly to $11.8 million in YTD 2010 from $11.2 million in YTD 2009, due primarily to increased costs related to base salaries, payroll taxes and employee benefits and bonuses in the PAA&R segment in YTD 2010 compared to YTD 2009. The total number of personnel within the PAA&R segment was 202 and 216 at September 30, 2010 and 2009, respectively.

Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $5.4 million in YTD 2010 and $1.2 million in YTD 2009. The $5.4 million of net impairment provisions in YTD 2010 were attributed primarily to declines in values of real estate properties and loan collateral related to our domestic Portfolio Assets and loans. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets in its PAA&R business segment, support foreclosed properties and to protect its security interests in loan collateral, increased to $5.5 million in YTD 2010 from $4.2 million in YTD 2009. The increased level of expenses is attributed primarily to the Company’s increased holdings in foreclosed real estate properties, which totaled $29.6 million at September 30, 2010 compared to $16.6 million a year ago, and an increase in the Company’s average investment level in consolidated Portfolio Assets to $212.0 million for YTD 2010 from $196.3 million for YTD 2009.

Other costs and expenses in the Company’s PAA&R segment increased to $5.2 million for YTD 2010 from $4.7 million for YTD 2009, primarily due to $0.4 million of foreign currency exchange losses attributed to our consolidated foreign operations in YTD 2010 compared to $0.4 million of foreign currency exchange gains recognized in YTD 2009 — a $0.8 million favorable swing (attributed mainly to our consolidated European operations). The Euro currency strengthened against the U.S. dollar more in YTD 2010 compared to YTD 2009.

Equity in losses of unconsolidated subsidiaries.  Equity in losses of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased slightly by $0.1 million in YTD 2010 compared to YTD 2009. Equity in losses of our unconsolidated Acquisition Partnerships totaled $2.7 million in YTD 2010 compared to equity in earnings of $0.4 million in YTD 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $2.4 million of earnings in YTD 2010 compared to $0.6 million of losses in YTD 2009. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships increased to $7.2 million in YTD 2010 compared to $5.7 million in YTD 2009. In addition, total net earnings reported by domestic partnerships increased to $2.1 million in YTD 2010 compared to $1.1 million in YTD 2009. The increase in total revenues and net earnings in YTD 2010 compared to YTD 2009 was attributable primarily to an increase in collections to $29.2 million in YTD 2010 from $19.0 million in YTD 2009; which was off-set partially by a $0.6 million increase in net impairment provisions recorded by these partnerships in YTD 2010 compared to YTD 2009, and a $2.5 million decline in interest and accretion income in YTD 2010 compared to YTD 2009 due primarily to an increase in the level of domestic partnership loan portfolios accounted for on a non-accrual method of accounting (cost-recovery or cash basis) instead of the interest method (i.e. accrual method). Under U.S. GAAP, the interest method of accounting for income-recognition purposes is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Although total revenues and net earnings reported by our domestic Acquisition Partnerships increased in YTD 2010 compared to YTD 2009, the collective activity described above translated to a decrease in FirstCity’s share of domestic partnership net earnings to a $0.1 million loss for YTD 2010 compared to $0.2 million of earnings for YTD 2009. This $0.3 million unfavorable swing is attributed to the composition of FirstCity’s ownership mix in the domestic Acquisition Partnerships that reported net earnings and losses in YTD 2010 compared to YTD 2009. FirstCity’s average investment in domestic Acquisition Partnerships increased to $21.4 million for YTD 2010 from $13.8 million for YTD 2009, due primarily to increased investment activity in newly-formed domestic Acquisition Partnerships under FirstCity’s investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in domestic portfolio investments acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of domestic partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $15.0 million in YTD 2010 from $9.2 million in YTD 2009. However, total net losses reported by our Latin American partnerships increased to $4.5 million in YTD 2010 compared to $3.0 million YTD 2009. Total collections from our Latin American partnerships increased to $22.2 million in YTD 2010 compared to $20.5 million in YTD 2009, which contributed to the favorable increase in total partnership revenues. The increase in revenues reported by our Latin American partnerships in YTD 2010 was off-set by the following (which contributed to the increase in net losses these partnerships reported in YTD 2010): (1) $1.2 million of foreign currency exchange losses recorded by these partnerships in YTD 2010 compared to $2.1 million of foreign currency exchange gains recorded in YTD 2009 — a $3.3 million unfavorable swing; (2) $3.1 million of additional tax-related expense recorded in YTD 2010 compared to YTD 2009 (primarily related to increased income from collections in Brazil combined with reversals of certain value-added tax receivables in Mexico); and (3) $1.2 million of additional net impairment provisions recorded in YTD 2010 compared to YTD 2009. The collective activity described above translated to FirstCity’s share of Latin American partnership losses totaling $0.5 million for both YTD 2010 and YTD 2009. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $17.1 million for YTD 2010 compared to $17.8 million for YTD 2009.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $2.8 million in YTD 2010 from $13.8 million in YTD 2009. In addition, total net earnings reported by the European partnerships decreased sharply to $6.8 million in losses for YTD 2010 from $2.7 million in earnings for YTD 2009. The decrease in total partnership revenues and net earnings reported by our European partnerships was attributed primarily to a decrease in collections to $12.1 million in YTD 2010 compared to $22.6 million in YTD 2009, off-set partially by a $1.3 million decrease in service fee expense reported by these partnerships in YTD 2010 compared to YTD 2009. Further contributing to the decline in European partnership revenues was the decrease in the level of Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to an unfavorable decrease in FirstCity’s share of European partnership earnings to $2.1 million in losses for YTD 2010 from $0.7 million in earnings for YTD 2009.

FirstCity’s average investment in European Acquisition Partnerships decreased to $6.5 million for YTD 2010 from $12.6 million for YTD 2009 — which contributed to a decline in European partnership collections and FirstCity’s share of European partnership revenues as discussed above. In light of FirstCity’s step-acquisition transaction and resulting consolidation of sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009, the Company expects income from consolidated Portfolio Assets to off-set the decline in European partnership revenues.

•             Servicing Entities — Total revenues reported by our foreign unconsolidated servicing entities increased to $39.8 million in YTD 2010 from $35.5 million in YTD 2009, and total net earnings reported by these entities improved to $6.7 million in net earnings for YTD 2010 from $1.3 million of net losses for YTD 2009. The increase in net earnings reported by the underlying servicing entities was attributed primarily to (1) additional investment income of $4.1 million recorded in YTD 2010 compared to YTD 2009; (2) a $2.5 million decrease in income tax provisions in YTD 2010 compared to YTD 2009 as a result of our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to an unconsolidated European servicing entity’s local financial statements, combined with the timing of income tax payments made by the foreign servicing entity in its local jurisdiction; and (3) a $1.1 million decrease in operating costs attributed to a Latin American servicing entity in YTD 2010 compared to YTD 2009. The collective activity described above translated to an increase in FirstCity’s share of earnings from its foreign servicing entities to $2.4 million in earnings for YTD 2010 from $0.6 million in losses for YTD 2009.

Gain on business combinations.  In YTD 2010, the Company recorded a $0.9 million gain attributable to a step-acquisition transaction in which the Company acquired a controlling financial interest in three domestic Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interests in these entities were re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the $0.9 million gain. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction. In YTD 2009, the Company recorded a $1.5 million gain attributable to a step-acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interests in the French entities were re-measured to fair value on the acquisition date (May 2009) — which resulted in the Company’s recognition of the $1.5 million gain.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to our co-investors in our majority-owned, consolidated Acquisition Partnerships. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships increased to $7.3 million for YTD 2010 from $2.9 million for YTD 2009. This increase is attributed to an increase in net earnings from these majority-owned, consolidated Acquisition Partnerships in YTD 2010 compared to YTD 2009 (i.e. an increase in the amount of net earnings reported by these majority-owned entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) increased significantly to $14.0 million in YTD 2010 compared to $1.8 million in YTD 2009. In YTD 2010, FirstCity Denver provided $13.0 million of investment capital to privately-held middle-market companies in the form of debt and direct equity investments ($4.6 million financed through an investee entity’s debt), compared to $9.0 million of investment capital provided to such companies in the form of debt and equity in YTD 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $84.7 million, and has provided $56.9 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for YTD 2010 and YTD 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,814	$1,858
Operating revenue - railroad	3,455	2,228
Operating revenue - manufacturing	10,466	—
Operating revenue - coal mine	28,429	—
Other income	1,258	1,647
Total revenues	45,422	5,733
Expenses - Railroad Operations:
Interest and fees on notes payable	111	84
Salaries and benefits	815	732
Other	942	716
Total railroad expenses	1,868	1,532
Expenses - Manufacturing Operations:
Salaries and benefits	2,396	—
Cost of sales	6,011	—
Other	2,381	—
Total manufacturing expenses	10,788	—
Expenses - Coal Mine Operations:
Interest and fees on notes payable	57	—
Salaries and benefits	132	—
Cost of sales	19,316	—
Amortization	8,662	—
Other	790	—
Total coal mine expenses	28,957	—
Expenses - Other:
Interest and fees on notes payable	352	347
Salaries and benefits	706	750
Provision for loan and impairment losses	3,023	967
Other	1,417	1,496
Total other expenses	5,498	3,560
Total expenses	47,111	5,092
Equity in earnings of unconsolidated subsidiaries	14,260	1,661
Gain on business combinations	4,838	—
Net income attributable to noncontrolling interests	(2,893)	(313)
Operating contribution before taxes	$14,516	$1,989
Operating contribution, net of direct taxes	$13,991	$1,820

Interest income from loans receivable.  Interest income from loans receivable remained steady at $1.8 million in YTD 2010 compared to $1.9 million in YTD 2009. FirstCity Denver’s average investment in loans receivable was $19.3 million for YTD 2010 — including $2.4 million accounted for under the cost recovery method. For YTD 2009, FirstCity Denver’s average investment in loans receivable was $20.1 million — including $1.9 million accounted for under the cost recovery method

Revenue and expenses from railroad operations.  Revenue and expenses from railroad operations represents the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $1.2 million in YTD 2010 compared to YTD 2009 due to an increase in rail car movement services performed in YTD 2010 compared to

YTD 2009. Total expenses in YTD 2010 attributable to the railroad operations remained relatively constant in comparison to YTD 2009.

Revenue and expenses from manufacturing operations.  Revenue and expenses from manufacturing operations represents the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless transmission equipment and software solutions) through June 30, 2010. FirstCity acquired a controlling interest in this company in December 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest and elevated economic interests, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began to account for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, subsequent to June 30, 2010, FirstCity Denver no longer reports the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statement of operations (rather, FirstCity Denver now records its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries”). Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction. The company’s sales in YTD 2010 (through June 30, 2010) were composed of $6.7 million related to equipment and $3.8 million related to software solutions. In YTD 2010, 32% of the company’s sales were made to international customers.

Revenue and expenses from coal mine operations and gain on business combinations.  Revenue and expenses from coal mine operations represent the consolidated results of operations recorded by FirstCity Denver’s majority-owned coal mine subsidiary (engaged primarily in the purchase and sale of coal and coal-related products) which became a consolidated subsidiary on April 1, 2010 — the date FirstCity Denver increased its ownership interest and obtained a controlling interest in the entity. The coal mine entity generates revenue under a short-term coal sales contract with a major utility company. FirstCity Denver’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the recognition of an asset for the coal supply agreement and a liability for a coal purchase agreement. The coal supply asset and coal purchase liability are being amortized over the actual amount of tons shipped under each contract (which are both scheduled to expire in December 2010). FirstCity Denver also recognized a $4.8 million business combination gain based on the excess of the fair value of its total interest in the coal mine subsidiary after the business combination over the carrying value of its previously-held equity interest. The Company does not expect the coal mine subsidiary’s operations to extend beyond the completion of its existing coal contracts. Refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction.

Other income.  Other income in YTD 2010 decreased modestly by $0.4 million in comparison to YTD 2009, primarily due to $1.2 million of gains recognized by FirstCity Denver’s consolidated subsidiaries in YTD 2009 (mainly railroad operations) in connection with property and equipment sales compared to $0.2 million of such gains recorded in YTD 2010. The decrease in other income in YTD 2010 was off-set partially by an increase in ancillary income generated by FirstCity Denver’s consolidated subsidiaries in YTD 2010 compared to YTD 2009.

Expenses — Other.  Other expenses increased by $1.9 million in YTD 2010 compared to YTD 2009 primarily due to $2.1 million of additional net impairment provisions recorded on real estate properties and loan investments in YTD 2010 compared to YTD 2009. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of FirstCity Denver’s investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries significantly increased to $14.3 million in YTD 2010 from $1.7 million in YTD 2009. The increase in YTD 2010 was due primarily to $14.3 million of additional equity in earnings recorded by FirstCity Denver in YTD 2010 compared to YTD 2009 for its share of net earnings from an equity-method investment in a prefabricated building manufacturing entity. This entity reported significantly-higher net earnings in YTD 2010 related to a short-term lease agreement with a single customer. This lease agreement does not extend beyond September 30, 2010; however, under terms of a related agreement, the manufacturing entity is due another $3.9 million from the customer (although the entity has not recognized any income related to this receivable due to uncertainty regarding the collectibility of the amount). If the building manufacturing entity collects the entire $3.9 million, the net earnings impact to FirstCity would approximate $1.5 million. The increase in equity in earnings for YTD 2010 was also due in part to $0.5 million of additional equity in earnings recorded by FirstCity Denver in YTD 2010 compared to YTD 2009 for its share of net earnings from its former equity-method investment in the coal mine operation (FirstCity Denver consolidated this subsidiary effective April 1, 2010 — refer to discussion above) and newly-obtained direct equity-method investment in a coal mine equipment subsidiary (refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on this transaction). The increase in equity in earnings for YTD 2010 was off-set partially by $2.2 million of additional equity in losses recorded by FirstCity Denver in YTD 2010 compared to YTD 2009 for its share of net losses from equity-method investments in a restaurant management entity and multiple manufacturing concerns (including a new equity-method investment effective Q3 2010 in a wireless transmission equipment and software solutions entity that was formerly accounted for as a consolidated subsidiary until FirstCity Denver ceased having a controlling interest in the entity effective June 30, 2010 — refer to Note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). The increased losses reported by these entities in YTD 2010 were due primarily to lower-than-expected sales volumes during the period.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, increased to $2.9 million for YTD 2010 compared to $0.3 million for YTD 2009. The increase in YTD 2010 was due primarily to additional net earnings reported by FirstCity Denver in YTD 2010 compared to YTD 2009 (mainly related to an increase in equity in earnings from unconsolidated subsidiaries as discussed above).

Financial Condition

Significant changes in FirstCity’s financial condition during the first nine months of 2010 resulted from the following:

Consolidated assets of $445.2 million at September 30, 2010 were $19.9 million lower than consolidated assets at December 31, 2009. The decrease in consolidated assets was attributed primarily to (1) a $44.8 million decrease in cash due primarily to net principal repayments on notes payable, net investment activity, and distributions paid to noncontrolling interests (refer to the consolidated statement of cash flows in Item 1 of this Form 10-Q for additional information on cash changes); and (2) a $12.6 million net decrease in the Company’s consolidated Portfolio Assets in YTD 2010 attributed to net principal collections and net impairment provisions. The decrease in total assets in YTD 2010 was off-set partially by a $30.0 million increase in equity-method investments due to increased investment activity attributed to existing and newly-formed Acquisition Partnerships (primarily domestic) in YTD 2010, and an increase in the equity in earnings attributed to the unconsolidated subsidiaries in YTD 2010 (primarily FirstCity Denver’s subsidiaries).

Consolidated liabilities of $323.5 million as of September 30, 2010 were $16.3 million lower than consolidated liabilities at December 31, 2009. The decrease in consolidated liabilities was attributed primarily to a $20.1 million net decrease in notes payable in YTD 2010 (attributed to net principal repayments), off-set partially by a $3.6 million increase in secured borrowings (included in “Other liabilities”) in YTD 2010 related to the Company’s SBA loan sales activities.

FirstCity’s reported amount of noncontrolling interests (included as a component of equity) decreased by $9.8 million since December 31, 2009 primarily due to $22.8 million of distributions paid to noncontrolling interests in YTD 2010, off-set partially by $10.2 million of net earnings and $5.5 million of investments in majority-owned entities attributed to noncontrolling interests. Refer to the consolidated statement of stockholders’ equity in Item 1 of this Form 10-Q for additional information on these changes.

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s PAA&R business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in unconsolidated Acquisition Partnerships. The Company also records equity in earnings of unconsolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting. Generally speaking, income recognized from our investments in consolidated portfolio assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire portfolio assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the vast majority of our domestic and Latin American unconsolidated portfolio assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our domestic and Latin American consolidated portfolio assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

The following table includes information related to Portfolio Assets acquired by the Company in YTD 2010 and YTD 2009.

	Nine Months Ended
	September 30, 2010
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$33,251	$31,487	$247,808	$312,546
Total purchase price	$16,575	$17,650	$140,480	$174,705
Total equity invested by all investors	$16,575	$17,429	$141,807	$175,811
Total equity invested by FirstCity	$16,575	$12,848	$23,817	$53,240
Total number of Portfolio Assets	7	31	211	249

	Nine Months Ended
	September 30, 2009
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$174,797	$131,391	$67,440	$373,628
Total purchase price	$90,795	$80,683	$14,504	$185,982
Total equity invested by all investors	$90,795	$81,401	$14,851	$187,047
Total equity invested by FirstCity	$90,795	$40,701	$2,970	$134,466
Total number of Portfolio Assets	181	451	99	731

The table below provides a summary of our loan Portfolio Assets as of September 30, 2010 and December 31, 2009. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Loan and Loan Pool Type
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$123,964	$138,485
Business assets	20,498	26,983
Other	6,606	3,906
Latin America	9,789	10,545
Europe	6,865	13,001
UBN loan portfolio:
Non-performing loans	48,123	60,929
Performing loans	1,069	1,555
Other	5,764	8,367
Outstanding balance	222,678	263,771
Allowance for loan losses	(47,578)	(65,825)
Carrying amount, net	$175,100	$197,946

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic
	Commercial	Business		Latin
(dollars in thousands)	Real Estate	Assets	Other	America	Europe	UBN	Other	Total
Beginning Balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	1,990	407	141	120	484	—	126	3,268
Recoveries	(70)	(1)	(7)	—	—	(520)	(16)	(614)
Charge offs	(7,392)	(587)	(434)	—	(243)	(2,955)	(321)	(11,932)
Translation adjustments	—	—	—	(3)	(35)	(8,931)	—	(8,969)
Ending Balance, September 30, 2010	$442	$213	$90	$217	$334	$46,218	$64	$47,578

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company’s levels of such loans and loan pools accounted for on a non-accrual income-recognition method of accounting (cost-recovery or cash basis) increased to $165.9 million at September 30, 2010 from $138.4 million at December 31, 2009. Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$495	$4,061	$100,255	$49,573	$1,638	$—	$156,022

France	—	1,069	3,860	—	—	1,906	6,835

Germany	—	—	2,671	—	—	—	2,671

Mexico	—	—	—	9,572	—	—	9,572

Total	$495	$5,130	$106,786	$59,145	$1,638	$1,906	$175,100

	December 31, 2009
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$42,385	$5,323	$42,125	$78,165	$2,770	$—	$170,768

France	—	1,555	—	7,648	—	2,305	11,508

Germany	5,225	—	—	—	—	—	5,225

Mexico	—	—	—	10,445	—	—	10,445

Total	$47,610	$6,878	$42,125	$96,258	$2,770	$2,305	$197,946

Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of minority-owned investments in operating entities accounted for under the equity-method of accounting.

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First nine months of 2010	$13,564	$8,650	$4,395	$13,045
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At September 30, 2010, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2010 to determine the appropriate level of valuation allowances.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings.

Our ability to make fund operations and new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (as discussed below); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt (as discussed below); (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see discussions below and Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our PAA&R and

Special Situations Platform business segments through our unencumbered cash and portfolio assets, credit facility commitments with external lenders, and/or an investment agreement in place with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to supports its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

Reducing Note Facility with Bank of Scotland and BoS(USA) (collectively, “Bank of Scotland”)

In June 2010, FirstCity refinanced its loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that allows for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. Refer to Credit Facilities below for the primary terms of this note facility.

Investment Agreement with Värde Investment Partners, L.P. (“Värde”)

FirstCity and Värde are parties to an investment agreement, effective April 1, 2010, whereby Värde may invest up to $750 million, at its discretion, alongside FirstCity in distressed loan portfolios and similar investment opportunities, subject to the terms and conditions contained in the agreement. The primary terms of the Investment Agreement are as follows:

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

The cash flows from the assets and equity interests from the Company’s investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland’s Reducing Note Facility described above.

Consolidated Statements of Cash Flows

The following is an analysis of the cash flows related to FirstCity’s consolidated operations for YTD 2010 and YTD 2009:

Our operating activities used cash of $23.1 million and provided cash of $1.5 million for YTD 2010 and YTD 2009, respectively. For YTD 2010, net cash used in operations was attributable primarily to $11.9 million of net principal advances on SBA loans held for sale; $34.3 million of non-cash deductions for income accretion and gains on Portfolio Assets; $14.0 million of non-cash deductions for equity earnings from equity-method investments; and $9.0 million of non-cash deductions attributed to gains recognized on business combination transactions and the sale of an investment security — off-set partially by $20.9 million of net earnings; $5.0 million of proceeds from SBA loan sales; $2.2 million of proceeds applied to income from Portfolio Assets; and $18.7 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization (including $6.8 million of net amortization attributable to the coal supply and coal purchase contracts on the balance sheet of our consolidated coal mine subsidiary). For YTD 2009, net cash provided by operations was attributable primarily to $13.6 million of net earnings; $18.2 million of proceeds from sales of SBA loans held for sale; $15.3 million of proceeds applied to income from Portfolio Assets; $5.6 million increase in other liabilities; and $5.2 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses — off-set partially by $13.5 million of net principal advances on SBA loans held for sale; $35.3 million for income accretion and gains on Portfolio Assets; $1.5 million of equity earnings from equity-method investments, and $1.5 million for a step acquisition gain. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $32.2 million and used cash of $65.6 million for YTD 2010 and YTD 2009, respectively. For YTD 2010, net cash provided by investing activities was attributable primarily to $57.7 million of principal collections on Portfolio Assets (net of purchases); $8.2 million of distributions from our equity-method investments; $1.7 million of net principal repayments from our loan investments; and $3.3 million of proceeds from the sale of an investment security — off-set partially by $32.8 million of contributions to our equity-method investments; $1.6 million paid for business combinations (net of cash acquired); $1.7 million of property and equipment purchases; $2.6 million of investment security purchases; and a $0.9 million reduction in cash attributed to the deconsolidation of our manufacturing subsidiary. For YTD 2009, net cash used in investing activities was attributable primarily to Portfolio Asset purchases of $62.8 million (net of principal collections); $7.1 million paid for business combinations; $2.1 million of property and equipment purchases; $3.9 million of equity investment contributions; and $3.8 million of net advances and originations for loan investments — off-set partially by $9.3 million of distributions from equity-method investments; $3.5 million of principal payments on an investment security available for sale; and $1.4 million of proceeds from sales of property. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities used cash of $53.9 million and provided cash of $77.7 million for YTD 2010 and YTD 2009, respectively. For YTD 2010, net cash used in financing activities was attributable primarily to $40.3 million of principal payments on notes payable and loan fee payments (net of borrowings), and $22.8 million of cash distributions paid to noncontrolling interests — off-set partially by $4.9 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries; $1.0 million of proceeds from the issuance of common stock; and $3.6 million of proceeds from secured borrowings related to SBA loan sale transactions (net of principal repayments). For YTD 2009, net cash provided by financing activities was attributable to $49.3 million of net borrowings to finance our Portfolio Asset acquisitions and other investments and $41.0 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries — off-set partially $10.0 million of cash distributions to noncontrolling interests and $2.8 million of cash paid to acquire additional equity in noncontrolling interests.  The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $8.4 million and $7.3 million for YTD 2010 and YTD 2009. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt increased to $303.6 million for YTD 2010 from $290.6 million for YTD 2009, while the average cost of borrowings increased to 5.2% in 2010 compared to 4.9% in 2009. The increase in the Company’s debt level since September 30, 2009 is a result of increased net borrowings to finance the Company’s growth and investment transactions. The increase in the Company’s average cost of borrowings was due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had in place with Bank of Scotland last year.

Statements of Cash Flows — Consolidated Railroad and Coal Mine Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad and coal mine subsidiaries for YTD 2010 and YTD 2009, as applicable. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows for YTD 2010 and YTD 2009, as applicable, as discussed above. The cash flows related to FirstCity’s formerly-consolidated majority-owned manufacturing subsidiary were not material to the Company’s consolidated cash flows.

Railroad Operations Cash Flows

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operation for YTD 2010 and YTD 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $2.6 million for YTD 2010, attributable primarily to $1.6 million of net earnings and a $1.0 million increase in operating liabilities. The railroad subsidiary’s investing activities used cash of $1.5 million for YTD 2010 related to property and equipment purchases. The railroad subsidiary’s financing activities used cash of $0.7 million for YTD 2010, attributable to $0.3 million of principal payments on a bank note payable and $0.4 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

The operating activities of the railroad subsidiary provided cash of $1.6 million for YTD 2009 — attributable primarily to $1.7 million of net earnings and a $1.2 million increase in other liabilities; off-set partially by $1.2 million of gains on sales of property and equipment. The railroad subsidiary’s investing activities used cash of $0.3 million in YTD 2009, which includes $1.6 million of proceeds from property and equipment sales; off-set by $1.5 million of property and equipment purchases. The railroad subsidiary’s financing activities used cash of $1.4 million for YTD 2009  — attributable primarily to providing $1.3 million of capital to FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

Coal Mine Operations Cash Flows

The following is an analysis of the cash flows related to FirstCity’s majority-owned coal mine operation for the six-month period ended September 30, 2010 (FirstCity consolidated the coal mine subsidiary effective April 1, 2010 after it obtained control of the entity at such time — refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the coal mine subsidiary provided cash of $6.0 million for the six-month period ended September 30, 2010 — attributable primarily to a $0.8 million increase in other liabilities and a $6.8 million non-cash add-back for amortization; off-set partially by $0.7 million of net losses and a $0.9 million decrease in other assets. The financing activities of the coal mine subsidiary used $7.4 million of cash for the six-month period ended September 30, 2010, attributed primarily to $2.6 million of principal repayments on a note payable and $4.5 million of payments to the noncontrolling equity owner and FirstCity (parent company) through distributions and principal repayments on a capital note (eliminated in consolidation). The coal mine subsidiary did not record any cash flows related to investing activities during the six-month period ended September 30, 2010.

Credit Facilities

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

The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, “Prior Credit Agreements”). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization over 3 years ($43.6 million in the first year, $80.0 million in the second year, $60.0 million in the first nine months of the third year, and $85.0 million due on June 25, 2013, the maturity date).

The material terms of the Reducing Note Facility and related agreements are as follows:

•                 Limited guaranty provided by FirstCity for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

•                 No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010 — see discussion below);

•                 Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Prior Credit Agreements;

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

•                 Fluctuating interest rate equal to, at FC Commercial’s option, either (a) the greater of (i) one month London Interbank Offering Rate (“LIBOR”) plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate plus 3.0%;

•                 FC Commercial and FH Partners may designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million; and

•                 FirstCity must maintain a minimum tangible net worth (as defined) requirement of $60.0 million.

Fees paid to Bank of Scotland in connection with the Reducing Note Facility through September 30, 2010 totaled $1.85 million, with $683,000 paid in March 2010 (in connection with an extension of the Prior Credit Facilities), $675,000 paid in June 2010, and $501,000 paid from July to September 2010. A final loan fee payment of $167,000 was made in October 2010.

The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries (“Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

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

At September 30, 2010, the unpaid principal balance on this loan facility was $227.9 million. In October 2010, a letter of credit under the Reducing Note Facility was funded in the amount of $11.9 million, and the proceeds were used to pay-off a bank note payable that was owed by an affiliated Mexican entity of FirstCity (described below). The entire amount of the funded letter of credit was added to the unpaid principal obligation under the terms and conditions of the Reducing Note Facility.

FirstCity has $25.6 million in Euro-denominated debt on the Reducing Note Facility for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 to our consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Banco Santander, S.A.

FirstCity Mexico SA de CV, a wholly-owned Mexican affiliate of FirstCity, has a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At September 30, 2010, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $11.4 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2010, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s Reducing Note Facility with Bank of Scotland. In October 2010, the letter of credit was funded in the amount of $11.9 million, and the proceeds were used to pay-off FirstCity Mexico SA de CV’s note payable to Banco Santander, S.A. The entire amount of the funded letter of credit was added to the unpaid principal obligation of FirstCity’s Reducing Note Facility with Bank of Scotland.

Wells Fargo Foothill, LLC

At September 30, 2010, ABL had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2009 Form 10-K. At September 30, 2010, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of September 30, 2010 and December 31, 2009.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			September 30,	December 31,
	Interest Rate	Other Terms and Conditions	2010	2009
			(Dollars in thousands)
Notes payable to banks and other:

Bank of Scotland reducing note facility (includes $25.6 million denominated in Euros at September 30, 2010)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commercial Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$227,929	$—

Bank of Scotland $225 million revolving loan facility (included $24.8 million denominated in Euros at December 31, 2009)	LIBOR-indexed plus 2.5%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by by substantially all of FirstCity’s consolidated subsidiaries, refinanced June 2010	—	182,324

Bank of Scotland $100 million revolving loan facility	LIBOR-indexed plus 2.0%	Secured by all assets of FH Partners LLC and guaranteed by FirstCity and certain of its consolidated subsidiaries, refinanced June 2010	—	58,506

BoS(USA) $25 million subordinated credit agreement	LIBOR + 5.0%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity’s consolidated subsidiaries, refinanced June 2010	—	25,000

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	15,117	10,694

Banco Santander term loan [1] (denominated in Mexican pesos)	28-day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2010, commitment amount 142.2 million MXN	10,929	10,986

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	2,815	3,086

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2011	395	395

Bank of America term note	LIBOR plus 1.65%	Secured by all assets of WAMCO 30, Ltd., matures November 2010	11,525	—

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,371	7,452

B.E.S.V. term loans denominated in Euros	Various rates at 1-month Eurobor + 3.5% or 3-month Eurobor + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	6,349	5,433

Other notes and participations payable			3,545	2,012

			285,975	305,888
Note payable to affiliate:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,686	7,838

Total notes payable			$293,661	$313,726

[1]        In October 2010, a letter of credit under the Company’s Reducing Note Facility with Bank of Scotland was funded in the amount of $11.9 million, and the proceeds were used to pay-off this term note payable to Banco Santander. The entire amount of the funded letter of credit was added to the unpaid principal obligation of FirstCity’s Reducing Note Facility with Bank of Scotland.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate primarily to indemnification obligations and guaranty agreements (refer to Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q for information on our off-balance sheet arrangements). We do not believe that these or any other off-balance sheet arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. However, there can be no assurance that such arrangements will not have any such future effects on the Company.

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
Dated: November 15, 2010

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)