Form 10-K
period 2010-12-31
FIRSTCITY FINANCIAL CORP
filed 2011-03-31
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $58,991,383 based on the closing price of the common stock of $6.66 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at March 25, 2011 was 10,279,464.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates certain information by reference to the earlier filed of (i) an amendment to this Annual Report on Form 10-K or (ii) the definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

        These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions that affect our business, operating results and financial condition include, but are not limited to:

  •
  general political, economic or industry conditions, either domestically or internationally, may be less favorable than expected and may affect our access to capital, our ability to fund investments, the success of our business, and our stock price;

  •
  volatility and disruptions in the functioning of financial markets and related liquidity issues could continue or worsen and, therefore, may adversely impact our business, financial condition and results of operations;

  •
  our liquidity and ability to raise capital to finance and fund our operations and investments may be limited;

  •
  the sufficiency of our funds generated from operations, existing cash, available borrowings and available investment capital to finance our current operations and future investment activity;

  •
  changes in the credit or capital markets that could affect our ability to borrow money or raise capital to purchase and service portfolio assets or invest capital in domestic middle-market companies;

  •
  we may incur significant credit losses due to downward trends in general economic conditions and real estate markets;

  •
  changes in the business practices of credit originators, financial institutions and governmental agencies in terms of selling loan portfolios and other financial assets may affect the availability of portfolio assets offered for sale;

  •
  declining values in the collateral securing our loan portfolios and deterioration in residential and commercial real estate markets may adversely affect our results of operations;

  •
  changes in the performance and creditworthiness of our borrowers and other counterparties may adversely impact our business, financial condition and results of operations;

  •
  availability of portfolio asset and domestic middle-market investment opportunities, and our ability to consummate such investments and transactions on acceptable terms and at appropriate prices;

  •
  the degree and nature of competition in the business segments, industries and geographic regions in which we invest and operate;

  •
  our ability to sustain relationships with our acquisition partnership investors, and to find other suitable investment partners;

  •
  our ability to satisfy covenants related to our debt agreements;

  •
  our ability to project future cash collections and develop critical assumptions and estimates underlying portfolio asset performance;

  •
  our financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future;

  •
  our ability to manage risks associated with growth and entry into new businesses and foreign markets;

  •
  our ability to employ and retain qualified employees;

  •
  natural disasters including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may disrupt the local economies in the geographic regions in which we operate which, in turn, may adversely affect the ability of our borrowers to repay their debts, condition of assets that collateralize our loans, and our results of operations;

  •
  our ability to utilize all of our estimated net operating loss carryforwards and deferred tax assets;

  •
  changes in domestic and foreign government regulations, including bankruptcy or collections laws, that affect our ability to collect sufficient amounts on our portfolio assets and negatively impact our business segments;

  •
  our ability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate;

  •
  adverse fluctuations and volatility in foreign currency exchange rates may adversely impact our results of operations and value of foreign investments;

  •
  changes in or interpretation of domestic or foreign tax, monetary or fiscal policies, rules and regulations may adversely affect our operations;

  •
  changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition;

  •
  our ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and

  •
  legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving our business segments and underlying subsidiaries.

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

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation, a Delaware corporation, is a specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to "FirstCity," "the Company," "we," "our" or "us" in this Form 10-K, we mean FirstCity Financial Corporation and subsidiaries (consolidated). The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segment.

        The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets, generally at a discount to their legal principal balances or appraised values, and services and resolves these assets in an effort to maximize the present value of the ultimate cash recoveries.

        The Company engages in its Special Situations Platform business through its majority ownership in a special-purpose investment entity that was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. The Company also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations Platform business.

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

Overall Business Strategy

        The Company has strategically aligned its operations into two major business segments—the Portfolio Asset Acquisition and Resolution business and Special Situations Platform business. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves (i.e. liquidates) such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity's entry into its Special Situations Platform business began in April 2007 with the formation of FirstCity Denver Investment Corp. ("Special Situations" or "FirstCity Denver")—a majority-owned special-purpose investment entity which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and other business partners by seeking out additional investment opportunities involving corporate restructurings and distressed debt, and negotiating and structuring such investments to manage our risk while providing attractive risk-adjusted returns. In the Special Situations Platform business, FirstCity provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements and focuses on restructurings, turnarounds, businesses with robust market positions, and other special situations.

        Although we are operating in a challenging economic environment, both domestically and internationally, our primary objective remains to utilize the skills, experience and expertise of our management and business partners by identifying, evaluating, pricing, acquiring, servicing and resolving Portfolio Assets to maximize ultimate cash collections; and to identify and invest capital in middle-market investment opportunities to provide attractive risk-adjusted returns. To enhance our position in the specialty financial services industry, FirstCity's business strategies include the following:

  Portfolio Asset Acquisition and Resolution Business

  •
  Increase the Company's investments in domestic Portfolio Assets acquired from financial services entities, government agencies and other market participants for our own account, thereby leveraging our management team's considerable experience in acquiring distressed assets from market-sellers in an industry fueled by challenges experienced in the financial services sector.

  •
  Increase the Company's investments in domestic Portfolio Assets acquired through special-purpose investment entities formed with one or more other co-investors, thereby capitalizing on the skills, expertise and resources of business partners to identify and source Portfolio Asset acquisition opportunities, pool our extensive and diverse experience and knowledge of distressed asset markets, and provide additional financing alternatives to fund Portfolio Asset acquisitions.

  •
  Seek emerging opportunities in international markets, on a selective basis, to acquire, manage, service and resolve Portfolio Assets, either for the Company's own account or through special-purpose investment entities formed with one or more other co-investors.

  •
  Capitalize on the Company's servicing expertise to enter into new markets with servicing arrangements that provide for reimbursement of costs of entry and operations, plus an incentive servicing fee after certain economic thresholds are met, without requiring substantial equity investments.

  Special Situations Platform Business

  •
  Generate current income and capital appreciation by growing our existing special situations investments and potentially investing in additional opportunities involving privately-held middle-market companies to provide an attractive risk-adjusted return. Our special situations investments will primarily take the form of senior and junior financing arrangements, but may also include other types of investments, including direct equity investments, common equity warrants, leveraged buyouts and distressed debt transactions.

  Overall

  •
  Identify and acquire, through non-traditional niche sources, distressed assets and other asset classes that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

  •
  Maximize growth in operations, thereby permitting the utilization of the Company's remaining net operating loss carryforwards ("NOLs").

  •
  Continue to maximize shareholder value through monetizing our Portfolio Asset and Special Situations investments.

Portfolio Asset Acquisition and Resolution Business Segment

        In the Portfolio Asset Acquisition and Resolution ("PAA&R") business, the Company acquires Portfolio Assets, generally at a discount to their legal principal balances or appraised values ("Face Value"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The amounts paid for the Portfolio Assets reflect FirstCity's determination that it is probable the Company will be unable to collect all amounts due according to their underlying contractual terms.

        The Company began operating in the financial services sector in 1986 as an acquirer of distressed assets from the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business expanded to become an active participant in the financial services sector, an industry fueled by challenges experienced throughout the world. Through the years, the Company also began acquiring assets from healthy financial institutions interested in eliminating non-performing assets from their portfolios.

        FirstCity acquires Portfolio Assets for its own account or through investment entities formed with one or more co-investors (each such entity, referred to as an "Acquisition Partnership"). Since inception, FirstCity and the Acquisition Partnerships have acquired over $11.7 billion in Face Value of Portfolio Assets, with FirstCity's equity investment approximating $947.9 million. Information related to FirstCity's Portfolio Asset investments in 2010 and 2009 is included under the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

  Industry Overview and Sources of Portfolio Assets

        The purchase and resolution of underperforming and non-performing assets is an industry that is driven by several factors including:

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

        More recently, however, marketplace and legislative responses to the continued financial turmoil affecting the global banking systems and financial markets have resulted in a rise in the number of financial institution consolidations and a supply constraint caused by the sellers' reluctance to trade distressed assets—which reduces the supply of distressed assets for sale in the marketplace. We believe, however, that as a result of the difficulty in servicing and resolving these underperforming and non-performing assets, and the desire of financial institutions, government entities and other entities to shed these assets for reasons described above, the supply of Portfolio Assets available for purchase will gradually increase over the coming years.

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

        FirstCity seeks to resolve Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through servicing efforts followed by either a sale of the loan to a third party or retention of the loan by FirstCity or the Acquisition Partnerships, or (iii) foreclosure and sale of the collateral securing the loan. FirstCity typically resolves its Portfolio Assets within 12 to 60 months of acquisition, with a majority of such assets liquidated within the first 36 months.

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

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries, on a limited and selective basis, in which the market for non-performing loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has equity interests in European and Latin American servicing companies, and in conjunction with these servicing entities, the Company pursues opportunities, on a selective basis, with the servicing entities' investors to purchase pools of Portfolio Assets in these regions.

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

        FirstCity identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets in Europe and Latin America all include sellers of non-performing assets. FirstCity's established presence in Latin America and Europe provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. FirstCity identifies partners who have contacts within various foreign markets and/or can assist in locating Portfolio Asset investment opportunities with FirstCity. FirstCity's identification of investment opportunities in foreign markets is more-selective and limited than the pursuit of such investment opportunities in U.S. markets.

  Asset Analysis and Underwriting

        Prior to making an offer to acquire Portfolio Assets, FirstCity performs an evaluation of the underlying assets that comprise the Portfolio. For non-homogeneous Portfolio Assets, FirstCity evaluates all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio may be selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, FirstCity undertakes additional evaluations of the asset, that, to the extent permitted by the seller, may include site visits to, and environmental reviews of, the property securing the loan or the asset proposed to be purchased. FirstCity also analyzes relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

        The evaluation includes an analysis of an asset's projected cash flow and sources of repayment, including the availability of third party guarantees. FirstCity values loans (and other assets included in a portfolio) on the basis of its estimate of the present value of estimated cash flow to be derived in the resolution process. Once the cash flow estimates for a proposed purchase and the financing and partnership structure, if any, are finalized, FirstCity can complete the determination of its proposed purchase price for the targeted Portfolio Assets. Portfolio Asset acquisitions are subject to purchase and sale agreements between the seller and the purchasing affiliate of FirstCity.

        The analysis and underwriting procedure in foreign markets follows the same due diligence process and philosophy as that employed by the Company domestically. Additional risks are evaluated in foreign markets, including economic factors (inflation or deflation), currency strength, short and long-term market stability and political concerns. These risks are evaluated and priced into the cost of the acquisition.

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

        The Company generally does not capitalize and carry on its balance sheet the servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained (or separate purchase or assumption of the servicing), and FirstCity does not have the risks and rewards of ownership of the servicing rights. FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is based on a percentage of gross cash collections generated (rather than a management fee based on the Face Value of the asset being serviced). The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. Many of the servicing arrangements with U.S. Acquisition Partnerships also entitle FirstCity to additional compensation in the form of an incentive servicing fee after certain economic thresholds are met (refer to FirstCity's investment agreement with a co-investor under the heading "Relationships with Other Investors in Acquisition Partnerships" below). For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest in the servicing entities. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

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

        Each domestic Acquisition Partnership is a separate legal entity, (generally a limited liability company, but may also take the form of a limited partnership, trust, corporation or other type of legal business structure). FirstCity and an investor typically form a new special-purpose investment entity that owns the Acquisition Partnership. FirstCity generally has an effective ownership interest ranging from 15-50% in a majority of the domestic Acquisition Partnerships. Värde Investment Partners, L.P. and its affiliates are the co-investors in a substantial majority of our domestic Acquisition Partnerships currently in existence. In addition, in 2010, a majority of FirstCity's investments in Portfolio Assets through domestic Acquisition Partnerships was transacted under the terms of an investment agreement with Värde Investment Partners, L.P. (see additional discussion under the heading "Relationships with Other Investors in Acquisition Partnerships" below).

        In foreign markets, FirstCity evaluates the establishment of the Acquisition Partnership ownership structures and in conjunction with its co-investors, performs significant due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. For the European and Latin American Acquisition Partnerships, FirstCity generally has an effective ownership interest in the underlying entities ranging from 10-50%.

        When Acquisition Partnerships are funded with acquisition financing, the debt is usually secured only by the assets of the individual entity, and are non-recourse to the Company, its co-investors and the other Acquisition Partnerships. FirstCity believes that this legal structure insulates the Company and the other Acquisition Partnerships from certain potential risks, while permitting FirstCity to share in the economic benefits of each Acquisition Partnership.

        A substantial majority of FirstCity's domestic and international Portfolio Asset investments (and related equity investments) transacted prior to July 2010, for its own account and through Acquisition Partnerships, were funded by senior-secured acquisition financing that was provided by Bank of Scotland. These senior acquisition loan facilities provided by Bank of Scotland were combined and refinanced in June 2010 into a single term-loan facility, which provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing this term-loan facility are realized. This term-loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investments in Portfolio Assets, for its own account or through Acquisition Partnerships, after June 2010. Additional information regarding this loan facility is included under the heading "Relationship with Bank of Scotland" below.

        Subsequent to June 2010, FirstCity funded (and intends to continue funding) its share of investments in Portfolio Assets, for its own account and through Acquisition Partnerships, with holdings in unencumbered cash and with cash flows generated by various investments (originated subsequent to June 2010) and servicing platforms that are not pledged to secure Bank of Scotland's term-loan facility. In addition, FirstCity intends to use portions of cash generated by the assets pledged to Bank of Scotland to fund future investment activity (under terms of the term-loan facility agreement discussed under the heading "Relationship with Bank of Scotland" below). For Portfolio Assets acquired by FirstCity for its own account subsequent to June 2010, the Company seeks to leverage its equity investments with non-recourse debt financing provided by third-party lenders. Such financing arrangements may be obtained at variable interest rates with negotiated spreads to the base rates, and secured by cash flows from the Portfolio Assets. In addition, the financing arrangements may allow, under certain conditions, distributions to FirstCity before the debt is repaid in full. By subsequently leveraging its equity investments in Portfolio Assets for its own account, FirstCity will have the ability to use the borrowed monies to fund additional investment opportunities.

        While management intends to continue utilizing the aforementioned financing arrangements, cash flow sources and investment agreements to provide FirstCity with the necessary financing and funding to support its current and future investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. Discussions related to FirstCity's liquidity are included under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

  Relationships with Other Investors in Acquisition Partnerships

        Värde Investment Partners, L.P. ("Värde"), a private investor in distressed securities and assets, and certain of its affiliates, are investors in a substantial majority of our domestic Acquisition Partnerships (see additional discussion below). In addition, American International Group, Inc., a publicly-held international insurance organization, and certain of its affiliates, are investors in a substantial majority of our Latin American Acquisition Partnerships. Although management believes that our relationship with each of these investors is excellent, there can be no assurance that such relationships will continue in the future. The termination or disruption of our investing relationship with either of these investors could adversely impact the results of our Acquisition Partnerships. The consequences of a disturbance in our relationships with these investors could be exacerbated due to the significant influence that they respectively exert as majority-owners in a substantial majority of our domestic and Latin American Acquisition Partnerships. If our current relationship with either investor deteriorates, or if we are unable to find another suitable investor for our domestic or Latin American Acquisition Partnerships in the event an investing relationship is terminated, our results of operations and financial condition could be materially adversely affected.

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

  •
  FirstCity will provide Värde with a "right of first refusal" with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

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

        The cash flows from the assets and equity interests from the Company's investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation ("FC Investment Holdings") (a wholly-owned subsidiary of FirstCity) and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland's term-loan facility described below.

  Relationship with Bank of Scotland plc

        FirstCity has had a significant relationship with Bank of Scotland plc and its subsidiaries (including BoS(USA), Inc.) (collectively, "Bank of Scotland") since 1997. Bank of Scotland has provided various loan facilities to FirstCity and its subsidiaries since such time to finance the Company's senior debt and equity portion of Portfolio Asset purchases, to finance equity investments in new ventures and special situations investments, to provide for the issuance of letters of credit, and for working capital loans.

        In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term-loan facility are realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. This term-loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010.

        The Reducing Note Facility is secured by substantially all of the assets of FirstCity's subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment Holdings and its subsidiaries, which hold investments made in connection with FirstCity's investment agreement with Värde (discussed above), and various other investments that FirstCity originated subsequent to June 2010, are not subject to the security interest requirements of the Reducing Note Facility. Among other material terms of the Reducing Note Facility, FirstCity will receive unencumbered cash of 20% of the monthly net cash flows (i.e. cash "leak-through") up to $25.0 million after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance to FirstCity Servicing Corporation ("FC Servicing"), a wholly-owned subsidiary of FirstCity, of $38.9 million over 3 years ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year). FirstCity intends to use the cash flows from the cash leak-through to fund future investment opportunities. Refer to Notes 2 and 9 of the Company's 2010 consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("2010 consolidated financial statements") for additional information related to the primary details and terms underlying the Reducing Note Facility.

  Business Strategy of Portfolio Asset Acquisition and Resolution Business

        Historically, FirstCity has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. FirstCity continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of FirstCity's business strategy in its PAA&R business:

  •
  Traditional markets.  FirstCity believes it will continue to invest in Portfolio Assets acquired from financial institutions, governmental agencies and other sellers, either for its own account or through investment entities formed with one or more co-investors (i.e. Acquisition Partnerships).

  •
  Niche markets.  FirstCity believes it will continue to pursue investment opportunities in profitable private market niches. The niche investment opportunities that FirstCity has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, (ii) periodic purchases of single financial or real estate assets from financial institutions with which FirstCity has established relationships, and (iii) periodic purchases of single financial or real estate assets from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently.

  •
  Foreign markets.  FirstCity believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide an opportunity to achieve attractive risk-adjusted returns. FirstCity has purchased Portfolio Assets in countries in Europe and Latin America, and expects to continue to seek investment opportunities, on a limited and selective basis, outside the United States.

  •
  SBA lending.  The Company believes that the ability to acquire and originate SBA loans through its wholly-owned subsidiary, American Business Lending, Inc. (a small business lending company licensed by the U.S. Small Business Administration), provides diversity that creates growth opportunity within the U.S. market.

Special Situations Platform Business Segment

        FirstCity's entry into its Special Situations Platform ("Special Situations" or "FirstCity Denver") business began in 2007 with the formation of FirstCity Denver—a majority-owned special-purpose investment entity which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and other business partners by seeking out additional investment opportunities involving corporate restructurings and distressed debt, and negotiating and structuring such investments to manage our risk while providing attractive risk-adjusted returns. Through its Special Situations business, FirstCity provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. FirstCity's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 60 months. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

        Our investment opportunities in middle-market companies target restructurings, turnarounds, businesses with robust market positions, and other special situations. The nature of our capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments and common equity warrants. FirstCity also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations business. The composition of our investments will change over time given our views on, among other factors, the economic and credit environments that impact our operations.

        Since inception, FirstCity has been involved in middle-market transactions, through its Special Situations business, with total investment values approximating $84.9 million. In connection with these investments, FirstCity provided $57.0 million of investment capital to privately-held middle-market companies—$43.1 million in the form of debt investments and $13.9 million as equity investments. Information related to FirstCity's Portfolio Asset investments in 2010 and 2009 is included under the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

  Market Opportunity

        We believe the environment for investing in middle-market companies is attractive for the following reasons:

  •
  We believe middle-market companies have faced increasing difficulty in accessing the capital markets due to the severe dislocation in the credit markets, and capital-constraints and underwriting limitations experienced by commercial banks.

  •
  We believe recent disruptions within the credit markets generally have resulted in a reduction in competition and a more lender-friendly environment for our special situations platform due to a decline in the scope and availability of middle-market financing arrangements.

  •
  We believe consolidation among commercial financial institutions has reduced their service and product offerings to middle-market business.

  •
  We believe the current economic downturn has resulted in defaults and covenant breaches by middle-market companies, which will require new capital to shore-up liquidity or provide new capital through restructuring.

  Sources of Investments

        FirstCity has established an extensive referral network comprised of investment bankers, private equity firms, trade organizations, commercial bankers, attorneys, businesses and financial brokers. Our origination efforts include calling on and visiting these contacts and other middle-market intermediaries to generate deal flow. In addition, we maintain an extensive database of middle-market professionals and participants, which enables us to monitor and evaluate the middle-market investing environment. This database is used to help us assess whether we are penetrating our target markets and to accurately track terms and pricing. We expect that our ability to leverage these relationships and transaction information will continue to result in the referral of investment opportunities to us.

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

  Due Diligence

        If an investment opportunity merits pursuit, FirstCity Denver engages in an intensive due diligence process that involves research into the target company, its management, its industry, its growth prospects, and its ability to withstand adverse conditions. Though each transaction involves a somewhat different approach, the due diligence steps that we generally undertake include:

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

  •
  researching the industry for historic growth trends and future prospects as well as identifying future exit alternatives (including Wall Street research, industry association and general news);

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

        When we provide financing, we may obtain equity interests in the company. We generally seek to structure our equity investments as non-control investments to provide us with minority rights and event-driven or time-driven economic incentives. On occasion, our equity investments may take the form of direct control-oriented investments in connection with buyout transactions.

  Financing and Funding Investment Activity

        A substantial portion of FirstCity Denver's investment activities prior to July 2010 was funded under a senior-secured loan facility that was provided by Bank of Scotland. This senior loan facility and other outstanding loan facilities provided to FirstCity by Bank of Scotland were combined and refinanced in June 2010 into a single term-loan facility, which provides for repayment to Bank of

Scotland over time as cash flows from the underlying assets securing this term-loan facility are realized. This term-loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, ended FirstCity's ability to fund FirstCity Denver's investment activities through Bank of Scotland's loan facility after June 2010. Additional information regarding this loan facility is included under the heading "Relationship with Bank of Scotland" above.

        Subsequent to June 2010, FirstCity Denver supported (and intends to continue supporting) its investment activities with holdings in unencumbered cash and cash flows generated by its portfolio companies. In addition, FirstCity intends to use portions of cash generated by the assets pledged to Bank of Scotland to fund future investment activity in its Special Situations business (under terms of the term-loan facility agreement discussed under the heading "Relationship with Bank of Scotland" above). Furthermore, FirstCity Denver typically seeks to refinance its loan facilities provided to portfolio companies in which it also holds an equity interest with non-recourse debt financing provided by third-party lenders. By subsequently seeking-out a third-party lender to take-out its debt investments to these portfolio companies, FirstCity Denver will receive debt repayment proceeds and possibly equity distributions, and use the monies to fund other investment opportunities.

        While management intends to continue utilizing the aforementioned financing arrangements and cash flow sources to provide FirstCity Denver with the necessary financing and funding to support its current and future investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. Discussions related to FirstCity's liquidity are included under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

Government Regulation

        The Company does not have a primarily regulatory or supervisory agency that governs and supervises the operations and activities conducted by its PAA&R and Special Situations business segments. However, certain aspects of the Company's business are subject to regulation under various domestic federal, state and local statutes and regulations and various foreign laws and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for conducting business in various jurisdictions, and other trade practices. Furthermore, our small business lending platform is licensed by and subject to regulation and examination by the U.S. Small Business Administration. Additional laws and regulations, or amendments to existing laws and regulations, may be enacted that could impose additional restrictions on our investment, lending and servicing activities—which in turn could adversely impact our results of operations.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act ("Dodd-Frank Act") was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as corporate governance, "say on pay" and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses and a diversion of management's time from other business activities. We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

Competition

  Portfolio Asset Acquisition and Resolution Business Segment

        The Portfolio Asset Acquisition and Resolution business is highly competitive. Some of the Company's principal competitors are substantially larger and have considerably greater financial resources than the Company. As such, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may be better-suited than the Company to acquire Portfolio Assets, to pursue new business opportunities, or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset acquisition and resolution business: due diligence, asset management, and servicing. The Company is a major participant in all three arenas. In comparison, certain of our competitors have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential purchases and to service acquired assets, and certain other competitors have historically competed primarily as servicing companies.

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

Employees

        The Company had 264 employees as of December 31, 2010. The Company had 365 employees at December 31, 2009, including 97 employees attributable to a manufacturing company that FirstCity Denver acquired and consolidated in December 2009, but later de-consolidated in 2010 when it ceased having a controlling interest. FirstCity believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Latin America. Revenues outside of the U.S. are a material part of our business, as they accounted for more than 16% of our consolidated revenues and equity in earnings of subsidiaries for each of the fiscal years ended December 31, 2010 and 2009. See Note 18 of the Company's 2010 consolidated financial statements for summarized information relating to the Company's foreign revenues.

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

        Refer to Note 18 of the Company's 2010 consolidated financial statements for financial information on our revenues and assets by geographic area.

Item 1A.    Risk Factors.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 66,000 square feet of office space, all of which is leased. The following is a list as of December 31, 2010 of the principal physical properties that are used by our significant business segments.

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

        The Company leases its principal executive offices and primary domestic servicing offices under a non-cancellable operating lease, which expires October 31, 2020. All other office and facility leases of the Company and its consolidated subsidiaries expire in various years through 2013. We believe that these facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

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

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") filed a petition adding FH Partners (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation as defendants in a suit filed by the Obligors against State Bank and Cole Harmonson. FirstCity was subsequently served with notice of non-suit without prejudice in the suit in April 2007. The Obligors' claims related to alleged breaches by FH Partners and FC Servicing in connection with an agreement related to a loan from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. The Obligors alleged that they entered into a line-of-credit with State Bank, and that due to an error by State Bank, the Obligors borrowed more on the line-of-credit than was allowed under the borrowing base under that agreement. Obligors alleged that State Bank agreed that the default would be cured if the Obligors pledged additional property to secure the loans. Obligors alleged that State Bank refused to honor its agreement concerning the pledge of the additional property and cure of the payment default. Obligors additionally asserted that FH Partners and FC Servicing were aware of State Bank's wrongful conduct and continued that conduct by failing to honor the agreement, and that FH Partners and FC Servicing were obligated to mitigate their damages. Obligors alleged that they sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FC Servicing. In October 2007, FH Partners filed a collection suit against the Obligors to recover the balance of the debt owed under the loans and loan agreement and to foreclose the security interests securing the loans. In September 2009, the Obligors filed a non-suit without prejudice of FH Partners and FC Servicing in the original suit filed against State Bank and other parties. The claims of the Obligors in the original suit have been raised as counterclaims in the collection suit initiated by FH Partners. The Obligors proceeded to trial in the original suit as to their claims against Prosperity Bank, the successor to State Bank, and Harmonson. The suit went to trial in October 2009, and the trial court ruled in favor of the defendants, finding that the Obligors' loan was in default prior to the sale of the loan to FH Partners. Prosperity Bank settled with the Obligors in exchange for their agreement to not appeal the court's ruling. FH Partners filed a motion for summary judgment to deny Obligor's claims for reformation and conspiracy in the collection suit, which was granted by the court in August 2010. However, the court denied FH Partners' additional motion to strike the jury demand filed by the Obligors (as the loan agreement contains an enforceable jury-waiver provision), which prompted FH Partners to file a writ of mandamus to compel the trial court to grant the motion. In its ruling on the mandamus appeal, the court of appeals ruled that FH Partners, as State Bank's assignee, owns the right to enforce the jury-waiver provision in the loan agreement. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Obligors' wrongdoing and the lack of any evidence of any wrongdoing on the part of FC Servicing or FH Partners, management believes that an unfavorable outcome in the lawsuit seems remote, and FH Partners intends to pursue collection of the loan.

  FCLT Litigation

        FirstCity, FCLT Loans Asset Corp. ("FCLT"), First-City National Bank of Houston, and JP Morgan Chase Bank were defendants in an interpleader suit filed by Prudential Financial, Inc. ("Prudential") in 2005. The suit disputed the ownership of approximately $18.6 million of proceeds from the sale of Prudential stock and dividends from the demutualization of Prudential in December 2000. The shares of Prudential stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust, to fund obligations to participants in the First City Bancorporation Employee Retirement Plan n connection with termination of the Plan and the Trust in 1987. Timothy J. Blair was subsequently added as a third party defendant, as representative of a class of former employee beneficiaries, with an alleged interest in the demutualization proceeds.

        Following various court rulings and mediation proceedings, FirstCity, FCLT and Mr. Blair, individually and as representative of a class of former employee beneficiaries, entered into an agreement in 2009 which provided for the settlement of the pending lawsuit and provided for each party to receive one-third of the demutualization proceeds, which totaled approximately $18.6 million at the time of settlement, net of $0.3 million retained by JP Morgan to pay certain fees and expenses. In December 2009, FirstCity received approximately $6.1 million as its share of the settlement proceeds. The final settlement is non-appealable, and each party released the other parties from all claims related to the lawsuit.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol FCFC. The number of holders of record of common stock on March 26, 2011 was approximately 674, as provided by American Stock Transfer and Trust Company, the Company's transfer agent. The following table displays the high and low sales prices for the Company's common stock for the periods indicated:

	2010		2009
	Market Price		Market Price
Quarter Ended	High	Low	High	Low
March 31	$7.35	$5.23	$5.92	$0.88
June 30	7.65	5.45	5.25	1.94
September 30	8.24	6.15	8.75	4.44
December 31	8.69	7.37	9.00	6.36

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

        The following table presents information about our purchases of our common shares during the fiscal quarter ended December 31, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	26,250	$8.00	—	—
December	—	$—	—	—

Total	26,250	$8.00	—	$—

(1)
Represents the acquisition of 26,250 shares of common stock that were already owned and tendered by Company employees to satisfy the prices attributable to stock option exercises under FirstCity's equity compensation plans.

        The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under the Company's equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	520,150	$8.32	397,610	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	520,150	$8.32	397,610

(1)
Issuable shares of our common stock available under the Company's 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan, and the 2010 Stock Option and Award Plan.

Item 6.    Selected Financial Data.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the Company' consolidated financial statements and related footnotes.

Overview

        FirstCity is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. FirstCity, as an opportunistic investor, focuses on distressed asset investment opportunities in both domestic and, to a lesser extent, international markets, and distressed transaction and special situations investment opportunities in domestic middle-market companies. The Company has strategically aligned its operations into two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform.

        The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves (i.e. liquidates) such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with co-investors (each such entity, an "Acquisition Partnership").

        Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. The Company also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations Platform business.

  Summary Financial Results

        The decline in global economic conditions that began in 2008 continued through 2010. Despite the challenging economic environment, FirstCity recorded net earnings of $12.5 million, or $1.23 per common share on a fully diluted basis, in 2010 (compared to net earnings of $18.7 million, or $1.83 per common share on a fully diluted basis, in 2009). Components of FirstCity's results of operations for the fiscal years ended 2010 and 2009 are presented in the tables below.

	Year Ended December 31, 2010
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$66,387	$19,043	$134	$85,564
Costs and expenses	(52,750)	(19,832)	(7,968)	(80,550)
Other income	2,902	16,302	—	19,204
Income tax expense	(1,501)	(660)	(91)	(2,252)
Net income attributable to noncontrolling interests	(10,282)	(3,143)	—	(13,425)

Earnings (loss) from continuing operations	4,756	11,710	(7,925)	8,541
Income (loss) from discontinued operations	—	3,962	—	3,962

Net earnings (loss)	$4,756	$15,672	$(7,925)	$12,503

	Year Ended December 31, 2009
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$71,760	$7,683	$345	$79,788
Costs and expenses	(46,004)	(7,173)	(8,246)	(61,423)
Other income	251	1,750	6,119	8,120
Income tax (expense) benefit	(2,574)	(118)	510	(2,182)
Net income attributable to noncontrolling interests	(5,173)	(386)	—	(5,559)

Net earnings (loss)	$18,260	$1,756	$(1,272)	$18,744

        As an opportunistic investor in the distressed asset and special situations markets, FirstCity's mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading "Results of Operations" below for a detailed review of the Company's operations for the comparative periods presented in the table above.

        Portfolio Asset Acquisition and Resolution.    The Company's earnings related to its Portfolio Asset Acquisition and Resolution business segment decreased to $4.8 million in 2010 from $18.3 million in 2009. The decrease in earnings in 2010 compared to 2009 was primarily due to a $7.9 million decrease in Portfolio Assets income (due primarily to a shift in the income-recognition methods used by management for certain of the Company's Portfolio Assets to non-accrual income methods (cost-recovery or cash basis) from the interest-accrual income method over the past 12-18 months), a $2.0 million increase in net impairment provisions recorded to consolidated loan and real estate assets, a $5.1 million increase in net income attributable to noncontrolling interests, a $2.0 million increase in interest and fees on notes payable, and a $1.3 million increase in asset-level expenses, off-set partially by $3.1 million of additional business combination gains recognized in 2010 compared to 2009, and a

$3.3 million gain that was recorded in 2010 on the sale of an investment security. Refer to the heading "Results of Operations" below for a detailed review of the Company's operations in this business segment for the comparative periods presented in the table above.

        Special Situations Platform.    The Company's earnings related to its Special Situations Platform business segment increased to $15.7 million in 2010 from $1.8 million in 2009. The increase in earnings in 2010 compared to 2009 was primarily due to a $15.4 million increase in equity in earnings of unconsolidated subsidiaries (attributed primarily to a significant increase in revenues reported by an equity-method investee that manufactures prefabricated buildings) and a $4.8 million business combination gain that was recorded in 2010 (reported as discontinued operations—see below), off-set partially by a $2.0 million increase in net impairment provisions recorded to consolidated loans and a $2.8 million increase in net income attributable to noncontrolling interests.

        In December 2010, the Company disposed of its consolidated coal mine operation (a controlled-oriented investment in our Special Situations Platform business). Accordingly, the results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010). Refer to the heading "Results of Operations" below for additional discussion on the discontinued operations and a detailed review of the Company's operations in this business segment for the comparative periods presented in the table above.

        Corporate and Other.    Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, decreased to $8.0 million in 2010 from $8.2 million in 2009. Also, 2009 included $6.1 million of income related to a lawsuit settlement (none in 2010).

  Summary Investment Activity

        In 2010, FirstCity and its investment partners acquired $225.8 million of domestic Portfolio Asset investments with a face value of approximately $420.4 million—of which FirstCity's investment acquisition share was $67.7 million. In addition to its Portfolio Asset acquisitions in 2010, FirstCity invested $56.0 million in non-Portfolio Asset investments, consisting of $20.6 million in the form of SBA loan originations and advances; $17.6 million of equity investments (U.S. and European Acquisition Partnerships); $13.2 million in the form of equity and debt investments under its Special Situations Platform; and $4.5 million of other investments. In 2009, FirstCity and its investment partners acquired $200.6 million of domestic Portfolio Asset investment with a face value of approximately $410.1 million—of which FirstCity's investment acquisition share was $147.7 million. In addition to the Portfolio Asset acquisitions in 2009, FirstCity invested $46.3 million in non-Portfolio Asset investments, consisting of $21.6 million in the form of SBA loan originations and advances; $11.2 million in the form of equity investments in European Acquisition Partnerships; $12.4 million in the form of equity and debt investments under its Special Situations Platform; and $1.1 million of other investments.

        At December 31, 2010, the carrying value of FirstCity's earning assets (primarily Portfolio Assets, equity investments, loans receivable, and entity-level earning assets) approximated $400.5 million—compared to $366.2 million a year ago. The global distribution of FirstCity's earning assets (at carrying value) at December 31, 2010 included $292.4 million in the United States; $68.6 million in Europe; and $39.5 million in Latin America.

        Refer to the headings "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" and "Middle-Market Company Capital Investments—Special Situations Platform Business Segment" below for additional information related to our investment activities and composition.

Management's Outlook

        Our revenues consist primarily of (1) income from our Portfolio Assets, loan investments and Acquisition Partnerships; (2) servicing fee income and incentive income based on the performance of the portfolio assets that we manage; and (3) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held middle-market companies. Our ability to maintain and grow revenues depends on our ability to secure investment opportunities, obtain financing for transactions, and to consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this strategy depends upon a number of market conditions—including the strength and liquidity of U.S. and global economies and financial markets.

        While we are seeing signs of improvement and stabilization in U.S. and global economic conditions and financial markets, these conditions and markets remain challenging and their recovery has been imbalanced. Despite substantial losses reported in the financial services sector in recent years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the Company and believes that current market conditions should not hinder FirstCity's ability to expand its business. While disruptions and uncertainty in the markets may adversely affect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and special situations transactions. Currently, however, we believe that challenging market conditions and government-implemented programs and regulations have reduced transaction flow in the marketplace, and that distressed asset prices have yet to fall to levels commensurate with expectations of market participants. Due to the difficulty and challenges related to servicing and resolving these underperforming and non-performing assets, we believe that financial institutions and other entities will actively seek to shed these assets over time as economic conditions and financial markets stabilize and government-imposed restrictions lapse. Sales of such assets improve the sellers' financial position (i.e. asset quality and capital positions), reduce overhead costs and staffing requirements, and reduce management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

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

        In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 2 of the Company's 2010 consolidated financial statements for additional information). The Company's involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity's determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity's increased holdings in the minority-owned, unconsolidated acquisition entities under this investment agreement represent a shift in the Company's portfolio asset acquisition history over the past 2-3 years—which primarily consisted of consolidated portfolio assets. As such, in the context of the Company's Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity's income attributed to distressed asset investments to "Equity in earnings of unconsolidated subsidiaries" (unconsolidated equity-method investments) from "Income from Portfolio Assets" (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading "Results of Operations" below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

        Our ability to make new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our term-loan facility with Bank of Scotland (see Note 9 of the Company's 2010 consolidated financial statements for additional information); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement in place with Värde (see Note 2 of the Company's 2010 consolidated financial statements for additional information). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

Results of Operations

        The following discussion and analysis is based on the segment reporting information presented in Note 18 to the Company's 2010 consolidated financial statements, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

        As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company's financial results are impacted by many factors including, but not limited to, general economic conditions; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, pricing and terms for Portfolio Assets, middle-market transactions and other investments in all of the Company's businesses. The Company's business and results of operations are also impacted by the availability of liquidity to fund our investment activity and operations, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        FirstCity's net earnings to common stockholders totaled $12.5 million in 2010 compared to $18.7 million in 2009. On a per share basis, diluted net earnings to common stockholders were $1.23 in 2010 compared to $1.83 in 2009.

Portfolio Asset Acquisition and Resolution Business Segment

        Through our Portfolio Asset Acquisition and Resolution ("PAA&R") business segment, FirstCity and its investment partners acquired $225.8 million of Portfolio Assets in 2010 with an approximate face value of $420.4 million, compared to the Company's involvement in acquiring $200.6 million of Portfolio Assets in 2009 with an approximate face value of $410.1 million. In 2010, FirstCity's investment acquisition share in the Portfolio Asset acquisitions was $67.7 million—consisting of $31.6 million acquired through consolidated Portfolios and $36.1 million acquired through unconsolidated Portfolios. In 2009, FirstCity's investment acquisition share in Portfolio Asset acquisitions was $147.7 million—consisting of $144.7 million acquired through consolidated Portfolios and $3.0 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as "Income from Portfolio Assets" on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as "Equity in earnings of unconsolidated subsidiaries." Furthermore, since we function as the servicer for the vast majority of our domestic and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of operations. We also generate service fee income from our domestic and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

        In 2010, FirstCity invested an additional $42.8 million in non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $33.9 million of additional non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other investments in 2009. Refer to the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" below for additional information related to our investment activities and composition in our PAA&R segment.

        Our PAA&R business segment reported $4.8 million of earnings in 2010 compared to $18.3 million of earnings in 2009. The following is a summary of the results of operations for the Company's PAA&R business segment for 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$8,658	$9,130
Income from Portfolio Assets	45,971	53,835
Gain on sale of SBA loans held for sale, net	654	1,327
Gain on sale of investment securities	3,250	—
Interest income from SBA loans	1,212	1,251
Interest income from loans receivable—affiliates	1,768	2,053
Interest income from loans receivable—other	—	414
Other income	4,874	3,750

Total revenues	66,387	71,760

Costs and expenses:
Interest and fees on notes payable	15,687	13,639
Salaries and benefits	15,595	14,794
Provision for loan and impairment losses, net of recoveries	6,271	4,232
Asset-level expenses	7,300	5,944
Other	7,897	7,395

Total costs and expenses	52,750	46,004

Equity in losses of unconsolidated subsidiaries	(1,693)	(1,204)
Gain on business combinations	4,595	1,455
Income tax expense	(1,501)	(2,574)
Net income attributable to noncontrolling interests	(10,282)	(5,173)

Net earnings	$4,756	$18,260

        Servicing fee revenues.    Servicing fee revenues decreased to $8.7 million in 2010 from $9.1 million in 2009. Servicing fees from domestic Acquisition Partnerships totaled $2.5 million in 2010 compared to $2.3 million in 2009, while servicing fees from Latin American Acquisition Partnerships totaled $6.2 million in 2010 and $6.9 million in 2009. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from domestic Acquisition Partnerships was due primarily to the impact of an increase in collections from unconsolidated domestic partnerships to $61.4 million for 2010 from $30.1 million for 2009; off-set partially by $0.6 million of additional performance-based servicing fees recognized in 2009 compared to 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a decrease in the servicing costs related to those unconsolidated partnerships in 2010 compared to 2009 (i.e. the lower the servicing costs incurred by these partnerships, the lower the service fee income recognized by the Company).

        Income from Portfolio Assets.    Income from Portfolio Assets decreased to $46.0 million in 2010 compared to $53.8 million in 2009. The net decrease in income from Portfolio Assets was attributed primarily to a shift in the income-recognition methods used by management for certain of the Company's existing and newly-acquired Portfolio Assets to non-accrual income methods (cost-recovery or cash basis) from the interest-accrual income method over the past 12-18 months. We apply non-accrual income-recognition methods to Portfolio Assets, as applicable, due to uncertainties related to estimating the timing and/or amount of collections as a result of the current economic environment. As such, income accretion from Portfolio Assets decreased by $13.4 million in 2010 compared to 2009. This income decrease was off-set partially by $5.5 million of additional Portfolio Asset liquidation income and gains recognized in 2010 compared to 2009. Collections from consolidated Portfolio Assets decreased to $125.7 million in 2010 from $177.6 million in 2009 (including a $60.6 million decrease in domestic Portfolio Asset collections). However, FirstCity was able to recognize significantly-higher margins on its consolidated European Portfolio Asset liquidations in 2010 compared to 2009, due primarily to $8.6 million of additional collections from these Portfolio Assets in 2010 compared to 2009. Refer to Note 1 of the Company's 2010 consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 5 of the consolidated financial statements for a summary of income from Portfolio Assets.

        Gain on sale of SBA loans held for sale.    The Company recorded $0.7 million of gains on the sales of SBA loans in 2010 with a $7.9 million net basis in the loans sold, compared to $1.3 million of gains recorded in 2009 with a $22.5 million net basis in the loans sold. Gains on SBA loan sales reflect the Company's participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment. At December 31, 2010, the Company had approximately $0.4 million of deferred gains on SBA loans sales (with a $3.9 million net basis) that were accounted for as secured borrowings on such date (pursuant to the Company's adoption, effective January 1, 2010, of the FASB's guidance on accounting for transfers of financial assets—refer to Note 1 of the Company's 2010 consolidated financial statements). The Company did not have any deferred gains on SBA loan sales at December 31, 2009.

        Gain on sale of investment securities.    In 2010, the Company recognized a $3.3 million gain related to the sale of its investment security that represented a beneficial interest in securitized financial assets. No such sales were recorded in 2009.

        Interest income from SBA loans.    Interest income from SBA loans remained relatively constant at $1.2 million in 2010 compared to $1.3 million in 2009. FirstCity's average investment level in SBA loans held-for-investment approximated $15.2 million for 2010 compared to $15.6 million for 2009.

        Interest income from loans receivable—affiliates.    Interest income from loans receivable—affiliates decreased to $1.8 million for 2010 compared to $2.1 million for 2009. The interest income decline is attributed primarily to a decline in FirstCity's average investment level in loans receivable—affiliates in its PAA&R segment to $11.5 million for 2010 compared to $13.9 million for 2009.

        Interest income from loans receivable—other.    Interest income from loans receivable—other decreased by $0.4 million for 2010 compared to 2009. The Company did not recognize interest income from loans receivable—other in 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual method of accounting during the entire period. FirstCity's average investment in loans receivable—other in its PAA&R segment was $4.8 million in 2010 (accounted for under the non-accrual method), compared to its average investment in such loans of $6.7 million in 2009 (included $3.1 million accounted for under the non-accrual method).

        Other income.    Other income for 2010 increased by $1.1 million in comparison to 2009 primarily due to $1.8 million of due diligence fee income recognized by FirstCity in 2010 under its investment agreement with Värde (effective April 2010—see Note 2 of the Company's 2010 consolidated financial statements for additional information) and $0.3 million of additional other due diligence income recorded in 2010 compared to 2009 (attributable to increased bidding and investment activity in 2010 compared to 2009), off-set partially by a $0.4 million decrease in interest income in 2010 compared to 2009 as a result of the Company selling its beneficial interest in securitized financial assets in 2010.

        Costs and expenses.    Operating costs and expenses approximated $52.8 million in 2010 compared to $46.0 million in 2009. The following is a discussion of the major components of the Company's operating costs and expenses in its PAA&R business segment:

        Interest expense and fees on notes payable totaled $15.7 million for 2010 and $13.6 million for 2009. FirstCity's average outstanding debt in its PAA&R segment increased to $290.1 million in 2010 from $284.6 million in 2009—primarily to finance its increased investment activity and to provide working capital to support future growth. The Company's average cost of borrowings increased to 5.4% in 2010 compared to 4.8% in 2009, primarily due to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had in place with Bank of Scotland last year.

        Salaries and benefits increased to $15.6 million in 2010 from $14.8 million in 2009, due primarily to increased costs related to base salaries, payroll taxes, employee benefits and bonuses in the PAA&R segment in 2010 compared to 2009. The total number of personnel within the PAA&R segment was 205 and 210 at December 31, 2010 and 2009, respectively.

        Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $6.3 million in 2010 and $4.2 million in 2009. The $6.3 million of net impairment provisions in 2010 were attributed primarily to declines in values of real estate properties and loan collateral related to our domestic Portfolio Assets and loans. The impairment provisions were identified in connection with management's quarterly evaluation of the collectibility of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

        Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets in its PAA&R business segment, support foreclosed properties and to protect its security interests in loan collateral, increased to $7.3 million in 2010 from $5.9 million in 2009. The increased level of expenses is attributed primarily to the Company's increased holdings in foreclosed real estate properties, which totaled $36.1 million at December 31, 2010 compared to $17.1 million a year ago, and an increase in the Company's average investment level in consolidated Portfolio Assets to $209.9 million for 2010 from $202.3 million for 2009.

        Other costs and expenses in the Company's PAA&R segment increased to $7.9 million for 2010 from $7.4 million for 2009, primarily due to $0.9 million of additional foreign currency exchange losses attributed to our consolidated foreign operations in 2010 compared to 2009 (attributed to our consolidated European and Latin American operations).

        Equity in losses of unconsolidated subsidiaries.    Equity in losses of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $0.5 million in 2010 compared to 2009. Equity in losses of our unconsolidated Acquisition Partnerships totaled $5.7 million in 2010 compared to $0.2 million in 2009, whereas equity in earnings of our unconsolidated servicing entities increased to $4.0 million of earnings in 2010 compared to $1.0 million of losses in 2009. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity's ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity's Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the Company's 2010 consolidated financial statements for a summary of revenues, earnings and equity in earnings (loss) of FirstCity's equity investments by region.

  •
  Domestic—Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 15%-50%) increased to $15.2 million in 2010 compared to $9.6 million in 2009. In addition, total combined net earnings reported by domestic partnerships increased to $5.4 million in 2010 compared to $2.8 million in 2009. The increase in total revenues and net earnings in 2010 compared to 2009 was attributable primarily to an increase in collections to $61.4 million in 2010 from $30.1 million in 2009; which was off-set partially by the following: (1) a $2.6 million increase in net impairment provisions recorded by these partnerships in 2010 compared to 2009, including $2.0 million of additional impairment recorded in the fourth quarter of 2010 ("Q4 2010") compared to the fourth quarter of 2009 ("Q4 2009"); (2) a $1.2 million increase in service fee expense; and (3) a $2.9 million decline in interest and accretion income in 2010 compared to 2009 due primarily to an increase in the level of domestic partnership loan portfolios accounted for on a non-accrual method of accounting (cost-recovery or cash basis) instead of the interest method (i.e. accrual method). Under U.S. GAAP, the interest method of accounting for income-recognition purposes is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Although total revenues and net earnings reported by our domestic Acquisition Partnerships increased in 2010 compared to 2009, the collective activity described above translated to a decrease in FirstCity's share of domestic partnership net earnings to a $0.2 million loss for 2010 compared to $1.2 million of earnings for 2009. This $1.4 million unfavorable swing is attributed to the composition of FirstCity's ownership mix in the domestic Acquisition Partnerships that reported net earnings and losses in 2010 compared to 2009. FirstCity's average investment in domestic Acquisition Partnerships increased to

    $24.1 million for 2010 from $13.8 million for 2009, due primarily to increased investment activity in newly-formed domestic Acquisition Partnerships under FirstCity's investment agreement with Värde (see Note 2 of the Company's 2010 consolidated financial statements for additional information). In light of FirstCity's increased holdings in domestic Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of domestic Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

  •
  Latin America—Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity's share 8%-50%) increased to $18.4 million in 2010 from $11.9 million in 2009. Total combined net losses reported by our Latin American partnerships decreased to $1.4 million in 2010 compared to $6.2 million 2009. The increase in total partnership revenues and the lower net losses reported by these partnerships in 2010 compared to 2009 was attributable partly to an increase in collections to $28.7 million in 2010 compared to $26.3 million in 2009. While collections increased modestly, the primary reason for the increased revenues was attributed to the liquidation of a single asset (with a nominal cost basis) by a Latin American partnership in 2010 that generated a gain of approximately $3.1 million. Further contributing to the lower net losses reported by these partnerships in 2010 compared to 2009 was a $2.2 million decline in property protection and servicing fee expenses recorded in 2010 compared to 2009, and $0.7 million of additional foreign currency exchange gains recorded in 2010 compared to 2009 (including $4.0 million of additional foreign currency exchange gains recorded in Q4 2010 compared to Q4 2009). The significant increase in foreign currency exchange gains recorded by these partnerships in Q4 2010 compared to Q4 2009 stemmed from the translation impact to their U.S. dollar-denominated debt (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in Q4 2010 compared to Q4 2009). These favorable results reported by our Latin American Acquisition Partnerships were off-set partially by the following: (1) a $6.5 million decline in interest and accretion income in 2010 compared to 2009 due primarily to an increase in the level of Latin American partnership loan portfolios accounted for on a non-accrual method of accounting (cost-recovery or cash basis) instead of the interest method (i.e. accrual method); (2) $3.0 million of additional tax-related expense recorded in 2010 compared to 2009 (primarily related to increased income from collections in Brazil combined with reversals of certain value-added tax receivables in Mexico); and (3) $0.8 million of additional net impairment provisions recorded in 2010 compared to 2009. The collective activity described above translated to FirstCity's share of Latin American partnership losses totaling $0.7 million in 2010 and $0.8 million in 2009. FirstCity's average investment in Latin American Acquisition Partnerships decreased to $16.8 million for 2010 compared to $17.8 million for 2009.

  •
  Europe—Total combined revenues reported by European Acquisition Partnerships (FirstCity's share 22.5%-50.0%) decreased to $4.7 million in 2010 from $16.5 million in 2009. In addition, total combined net earnings reported by these European partnerships decreased sharply to $15.6 million in losses for 2010 from $1.6 million in losses for 2009. The decrease in total partnership revenues and increase in total net losses reported by our European Acquisition Partnerships was attributed primarily to a decrease in collections to $18.6 million in 2010 compared to $30.7 million in 2009, and $3.7 million of additional impairment provisions recorded in 2010 (occurring in Q4 2010) compared to 2009. The impairment provisions were recorded primarily by the European Acquisition Partnerships that were wholly-acquired and consolidated by FirstCity in December 2010 (refer to Note 3 of the Company's 2010 consolidated financial statements). These unfavorable results reported by our European Acquisition Partnerships were off-set partially by a $2.3 million decline in property protection and servicing fee expenses recorded in 2010 compared to 2009. Further contributing to the decline in European partnership revenues was the decrease in the level of Portfolio Asset holdings by these Acquisition Partnerships over the past two years (see paragraph below). The collective activity described above translated to an unfavorable increase in FirstCity's share of European Acquisition Partnership net losses to $4.9 million in losses for 2010 from $0.6 million in losses for 2009.

    FirstCity's average investment in European Acquisition Partnerships decreased to $5.7 million for 2010 from $12.3 million for 2009—which contributed to a decline in European partnership collections and FirstCity's share of European partnership revenues as discussed above. In light of FirstCity's step-acquisition transactions and resulting consolidations of sixteen French entities (former unconsolidated European Acquisition Partnerships) in May 2009 and eight German entities (formerly unconsolidated European Acquisition Partnerships) in December 2010, the Company expects income from consolidated Portfolio Assets to off-set the decline in European partnership revenues.

  •
  Servicing Entities—Total combined revenues reported by our foreign unconsolidated servicing entities (FirstCity's share 11.9%-50.0%) increased to $58.1 million in 2010 from $47.9 million in 2009, and total combined net earnings reported by these entities improved to $10.7 million in net earnings for 2010 from $2.0 million of net losses for 2009. The increase in total net earnings reported by these servicing entities was attributed primarily to (1) additional investment income of $11.5 million recorded in 2010 compared to 2009, including $5.1 million of the increase in Q4 2010 compared to Q4 2009 (primarily due to increased investment activity conducted by a European servicing entity in 2010); (2) a $0.8 million decrease in net impairment provisions recorded in 2010 compared to 2009; and (3) a $0.5 million decrease in income tax provisions in 2010 compared to 2009 as a result of our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to an unconsolidated European servicing entity's local financial statements, combined with the timing of income tax payments made by the foreign servicing entity in its local jurisdiction. While the income tax provisions decreased in 2010 compared to 2009, the income tax provisions actually increased by $2.0 million in Q4 2010 compared to Q4 2009 (due primarily to increased profitability reported by our European servicing entity and recognition of temporary timing differences related to the previously-established foreign tax benefit mentioned above). The collective activity described above translated to an increase in FirstCity's share of net earnings from its foreign servicing entities to $4.0 million in earnings for 2010 from $1.0 million in losses for 2009.

        Gain on business combinations.    In 2010, the Company recognized $4.6 million of business combination gains (including $3.7 million in Q4 2010) attributable to step-acquisition transactions in which the Company acquired controlling interests in three U.S. Acquisition Partnerships (March 2010) and eight European Acquisition Partnerships (December 2010). The Company owned noncontrolling equity interests in these entities prior to the transactions. Under business combination accounting guidance, the Company's previously-held noncontrolling interests in these entities were re-measured to fair value on the respective acquisition dates—which resulted in the Company's recognition of a $0.9 million gain related to the domestic Acquisition Partnerships transaction and a $3.7 million gain related to the European Acquisition Partnerships transaction. In 2009, the Company recorded a $1.5 million gain attributable to a step-acquisition transaction in which the Company acquired a controlling financial interest in certain French Acquisition Partnerships. The Company owned a noncontrolling equity interest in these entities prior to the transaction. Under business combination accounting guidance, the Company's previously-held noncontrolling interests in the French entities were re-measured to fair value on the acquisition date (May 2009)—which resulted in the Company's recognition of the $1.5 million gain. Refer to Note 3 of the Company's 2010 consolidated financial statements for additional information on these transactions.

        Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to our co-investors in our consolidated Acquisition Partnerships (FirstCity's ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships increased to $10.3 million for 2010 from $5.2 million for 2009. This increase is attributed to an increase in net earnings from these consolidated Acquisition Partnerships in 2010 compared to 2009 (i.e. an increase in the amount of net earnings reported by these majority-owned entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors), especially the consolidated European Acquisition Partnerships.

Special Situations Platform Business Segment

        Our Special Situations Platform business segment ("Special Situations" or "FirstCity Denver") reported significantly higher net earnings of $15.7 million in 2010 compared to $1.8 million of net earnings in 2009. In 2010, FirstCity Denver provided $13.2 million of investment capital to privately-held middle-market companies in the form of debt and direct equity investments ($4.6 million financed through an investee entity's debt), compared to $12.4 million of investment capital provided to such companies in the form of debt and equity in 2009. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $84.9 million, and has provided $57.1 million of investment capital in connection with these investments.

        The following is summary of the results of operations (continuing and discontinued operations) for the Company's Special Situations Platform business segment for 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$2,354	$2,102
Operating revenue—railroad	4,615	3,121
Operating revenue—manufacturing	10,466	540
Other income	1,608	1,920

Total revenues	19,043	7,683

Costs and expenses—railroad operations:
Interest and fees on notes payable	147	150
Salaries and benefits	1,179	1,019
Other	1,413	995

Total railroad costs and expenses	2,739	2,164

Costs and expenses—manufacturing operations:
Salaries and benefits	2,396	195
Cost of sales	6,011	—
Other	2,381	274

Total manufacturing costs and expenses	10,788	469

Costs and expenses—other:
Interest and fees on notes payable	479	464
Salaries and benefits	912	1,032
Provision for loan and impairment losses	3,023	1,034
Other	1,891	2,010

Total other expenses	6,305	4,540

Total costs and expenses	19,832	7,173

Equity in earnings of unconsolidated subsidiaries	16,302	940
Gain on business combinations	—	810
Income tax expense	(660)	(118)
Net income attributable to noncontrolling interests	(3,143)	(386)

Earnings (loss) from continuing operations	11,710	1,756
Income from discontinued operations	3,962	—

Net earnings	$15,672	$1,756

        Interest income from loans receivable.    Interest income from loans receivable increased to $2.4 million in 2010 from $2.1 million in 2009. FirstCity Denver's average investment in loans receivable was $18.6 million for 2010—including $2.3 million accounted for under the cost recovery method. For 2009, FirstCity Denver's average investment in loans receivable was $20.0 million—including $2.5 million accounted for under the cost recovery method.

        Revenue, costs and expenses from railroad operations.    Revenue, costs and expenses from railroad operations represents the results of operations recorded by FirstCity Denver's majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased by $1.5 million in 2010 compared to 2009 due to an increase in rail car movement services performed in 2010 compared to 2009. Total costs and expenses attributable to the railroad operations increased by $0.6 million in 2010 compared to 2009 due to the growth in the railroad operations in the periods compared.

        Revenue, costs and expenses from manufacturing operations.    Revenue, costs and expenses from manufacturing operations represents the consolidated results of operations recorded by FirstCity Denver's manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions) through June 30, 2010. FirstCity acquired a controlling interest in this company in December 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest and elevated economic interests, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began accounting for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, subsequent to June 30, 2010, FirstCity Denver no longer reported the individual revenue and expense line-items of the manufacturing entity's operations in its consolidated statement of operations (rather, FirstCity Denver recorded its share of the subsidiary's net earnings and losses as "Equity in earnings of unconsolidated subsidiaries"). Refer to Note 3 of the Company's 2010 consolidated financial statements for additional information on this transaction. The subsidiary's sales in 2010 (through June 30, 2010) were composed of $6.7 million related to equipment and $3.8 million related to software solutions. In 2010, 32% of the subsidiary's sales were made to international customers.

        Other income.    Other income in 2010 decreased modestly by $0.3 million in comparison to 2009, primarily due to $1.2 million of gains recognized by FirstCity Denver's consolidated subsidiaries in 2009 (mainly railroad operations) in connection with property and equipment sales compared to $0.3 million of such gains recorded in 2010. The decrease in other income in 2010 was off-set partially by an increase in ancillary income generated by FirstCity Denver's consolidated subsidiaries in 2010 compared to 2009.

        Expenses—Other.    Other expenses increased by $1.8 million in 2010 compared to 2009 primarily due to $2.0 million of additional net impairment provisions recorded on real estate properties and loan investments in 2010 compared to 2009. The impairment provisions were identified in connection with management's regular evaluation of the collectibility of FirstCity Denver's investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

        Equity in earnings of unconsolidated subsidiaries.    Equity in earnings of unconsolidated subsidiaries significantly increased to $16.3 million in 2010 from $0.9 million in 2009. The increase in 2010 was due primarily to $16.4 million of additional equity in earnings recorded by FirstCity Denver in 2010 compared to 2009 (including an additional $2.2 million in Q4 2010 compared to Q4 2009) for its share of net earnings from an equity-method investee engaged in the business of manufacturing prefabricated buildings. This manufacturing entity reported significantly-higher net earnings in 2010 related to building orders and a short-term lease agreement with a single customer. The entity's business dealings with this customer were completed in Q4 2010 and do not extend beyond such time.

        The increase in equity in earnings for 2010 was also due in part to $0.4 million of additional equity in earnings recorded by FirstCity Denver in 2010 compared to 2009 for its share of net earnings from its former equity-method investment in the coal mine operation (FirstCity Denver consolidated this subsidiary effective April 1, 2010—refer to discussion above) and newly-obtained direct equity-method investment in a coal mine equipment subsidiary (refer to Note 3 of the Company's 2010 consolidated financial statements for additional information on this transaction). The increase in equity in earnings for 2010 was off-set partially by $1.5 million of additional equity in losses recorded by FirstCity Denver in 2010 compared to 2009 for its share of net losses from equity-method investments in a restaurant management entity and multiple manufacturing concerns (including a new equity-method investment effective in the third quarter of 2010 in a wireless communications equipment and software solutions entity that was formerly accounted for as a consolidated subsidiary until FirstCity Denver ceased having a controlling interest in the entity effective June 30, 2010—refer to Note 3 of the Company's 2010 consolidated financial statements for additional information). The increased losses reported by these entities in 2010 were due primarily to lower-than-expected sales volumes during the period.

        Gain on business combinations.    In December 2009, FirstCity Denver acquired an 87.45% equity interest in a business involved in the radio broadcast equipment industry. The fair value of the acquired net assets of the business exceeded FirstCity Denver's purchase price by $0.8 million—which was recognized as a bargain purchase gain under business combination accounting standards. Refer to Note 3 of the Company's 2010 consolidated financial statements for additional information on this transaction. As discussed below, FirstCity Denver also recognized a $4.8 million business combination gain when it obtained control of a coal mine subsidiary (formerly an equity-method investment) in April 2010. FirstCity Denver disposed of this subsidiary in December 2010, and as such, this gain was reclassified to discontinued operations (see discussions below).

        Net income attributable to noncontrolling interests.    The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, increased to $3.1 million for 2010 compared to $0.4 million for 2009. The increase in 2010 was due primarily to additional net earnings reported by FirstCity Denver in 2010 compared to 2009 (mainly related to an increase in equity in earnings from unconsolidated subsidiaries and a business combination gain as discussed below).

        Discontinued operations.    The results of discontinued operations consist of activities related to FirstCity Denver's consolidated coal mine operation. Effective April 2010, FirstCity Denver obtained control of the coal mine operation (which was an equity-method investment of FirstCity Denver at the time) when the controlling ownership interest held by the then-majority shareholder was redeemed (which increased FirstCity Denver's ownership in the entity to 88.8% from 39.5%). Under business combination accounting guidance, FirstCity Denver's previously-held noncontrolling interest in the coal mine operation was re-measured to fair value on the date control was obtained—which resulted in FirstCity Denver's recognition of a $4.8 million business combination gain Refer to Note 3 of the Company's 2010 consolidated financial statements for additional information on this transaction.

        The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for the nine-month period ended December 31, 2010 (the period when FirstCity Denver held a controlling interest). Earnings attributed to these discontinued operations, which totaled $4.0 million for the nine-month period ended December 31, 2010 were comprised of $42.4 million of operating revenues, $43.2 million of operating costs, and the $4.8 million business combination gain.

Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset Acquisition and Resolution or the Special Situations Platform business segments discussed above.

        Income from lawsuit settlement.    In December 2009, FirstCity recorded $6.1 million of other income in connection with the settlement of a lawsuit. Refer to Note 21 of the Company's 2010 consolidated financial statements for additional information.

        Corporate.    Corporate and administrative costs and expenses, consisting primarily of certain salaries and benefits, accounting fees and legal expenses, decreased to $8.0 million in 2010 from $8.2 million in 2009.

        Income taxes.    Provision for income taxes remained steady at $2.3 million in 2010 compared to $2.2 million in 2009. Refer to Note 14 of the Company's 2010 consolidated financial statements for additional information on income taxes.

Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment

        Revenues with respect to the Company's PAA&R business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the assets held in unconsolidated Acquisition Partnerships. The Company also records equity in earnings of unconsolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting. Generally speaking, income recognized from our investments in consolidated portfolio assets is reported as "Income from Portfolio Assets" on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire portfolio assets is reported as "Equity in earnings of unconsolidated subsidiaries." Furthermore, since we function as the servicer for the vast majority of our domestic and Latin American unconsolidated portfolio assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of operations. We also generate service fee income from our domestic and Latin American consolidated portfolio assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

        The following table includes information related to Portfolio Assets acquired by the Company in 2010 and 2009.

	Year Ended December 31, 2010
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$36,053	$31,487	$352,838	$420,378
Total purchase price	$18,753	$17,650	$189,361	$225,764
Total equity invested by all investors	$18,753	$17,429	$190,989	$227,171
Total equity invested by FirstCity	$18,753	$12,848	$36,112	$67,713
Total number of Portfolio Assets	11	31	292	334

	Year Ended December 31, 2009
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$205,655	$137,004	$67,440	$410,099
Total purchase price	$102,537	$83,549	$14,504	$200,590
Total equity invested by all investors	$102,538	$84,292	$14,851	$201,681
Total equity invested by FirstCity	$102,538	$42,146	$2,970	$147,654
Total number of Portfolio Assets	210	467	99	776

        Subsequent to December 31, 2010, the Company was involved in acquiring $11.1 million of Portfolio Assets with a face value of approximately $17.2 million—of which FirstCity's investment share was $4.8 million.

        The table below provides a summary of our Portfolio Assets as of December 31, 2010 and 2009, respectively. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$117,534	$138,485
Business assets	17,796	26,983
Other	4,889	3,906
Latin America:
Commercial real estate	4,013	4,368
Residential real estate	6,144	6,177
Europe—commercial real estate	18,046	13,001
UBN loan portfolio—business assets:
Non-performing loans	45,328	60,929
Performing loans	1,125	1,555
Other	3,263	8,367

Outstanding balance	218,138	263,771
Allowance for loan losses	(45,162)	(65,825)

Total Loan Portfolios, net	172,976	197,946

Real Estate Portfolios:
Real estate held for sale, net	36,126	17,051
Real estate held for investment, net	6,959	9,387

Total Real Estate Portfolios, net	43,085	26,438

Total Portfolio Assets, net	$216,061	$224,384

        The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets for the year ended December 31, 2010:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Europe	UBN	Other	Total
Beginning balance,
January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	2,116	480	166	149	1,042	—	126	4,079
Recoveries	(124)	(1)	(7)	—	—	(788)	(31)	(951)
Charge offs	(7,552)	(621)	(459)	—	(273)	(7,543)	(321)	(16,769)
Translation adjustments	—	—	—	11	(31)	(7,002)	—	(7,022)

Ending balance,
December 31, 2010	$354	$252	$90	$260	$866	$43,291	$49	$45,162

        Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company's levels of such loans and loan pools accounted for on a non-accrual method of accounting (cost-recovery or cash basis) increased to $163.2 million at December 31, 2010 from $138.4 million at December 31, 2009. Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the Company's 2010 consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company's Purchased Credit-Impaired Loans by income-recognition method as of December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit-Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Total
United States	$3,420	$1,640	$94,144	$41,959	$1,574	$—	$142,737
France	—	1,125	2,499	—	—	2,037	5,661
Germany	—	—	2,022	12,659	—	—	14,681
Mexico	—	—	—	9,897	—	—	9,897

Total	$3,420	$2,765	$98,665	$64,515	$1,574	$2,037	$172,976

	December 31, 2009
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit- Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Total
United States	$42,385	$5,323	$42,125	$78,165	$2,770	$—	$170,768
France	—	1,555	—	7,648	—	2,305	11,508
Germany	5,225	—	—	—	—	—	5,225
Mexico	—	—	—	10,445	—	—	10,445

Total	$47,610	$6,878	$42,125	$96,258	$2,770	$2,305	$197,946

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

        In 2010, FirstCity Denver was involved in middle-market capital transactions with total investment values approximating $13.7 million. Investments by FirstCity Denver since its inception in April 2007 are summarized below:

		FirstCity Denver's Investment
	Total Investment
(Dollars in thousands)		Debt	Equity	Total
Total 2010	$13,739	$8,825	$4,395	$13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

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

        Our ability to fund operations and new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (as discussed below); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt (as discussed below); (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see discussions below and Note 2 of the Company's 2010 consolidated financial statements for additional information). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our PAA&R and Special Situations business segments through our unencumbered cash and Portfolio Assets, credit facility commitments with external lenders, and the investment agreement in place with Värde. While management believes that these cash flow sources will provide FirstCity with sufficient funding and liquidity to support the Company's operations and investment activities over the next 12 months, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

  Reducing Note Facility with Bank of Scotland and BoS(USA) (collectively, "Bank of Scotland")

        In June 2010, FirstCity combined and refinanced its acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the

Reducing Note Facility. This term-loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. Refer to the heading "Credit Facilities" below for the primary terms of this term-loan facility.

  Investment Agreement with Värde Investment Partners, L.P. ("Värde")

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

  •
  FirstCity will provide Värde with a "right of first refusal" with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

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

        The cash flows from the assets and equity interests from the Company's investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland's Reducing Note Facility described above.

  Cash Flow Activity

  Cash Flows from Continuing Operations—Consolidated

        The following table summarizes the consolidated cash flow activity from our continuing operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	(35,642)	2,760
Net cash provided by (used in) investing activities	55,344	(21,854)
Net cash provided by (used in) financing activities	(59,623)	80,086
Effect of exchange rate changes on cash and cash equivalents	122	273

Net increase (decrease) in cash and cash equivalents of continuing operations	$(39,799)	$61,265

        Our operating activities from continuing operations used cash of $35.6 million in 2010 and provided cash of $2.8 million 2009. Net cash used by operations in 2010 was attributable primarily to $18.3 million of net principal advances on SBA loans held for sale; $46.0 million of non-cash reductions for income accretion and gains on Portfolio Assets; $14.6 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $8.5 million of non-cash deductions attributed to gains recognized on SBA loan sales, business combination transactions, and the sale of an investment security—offset partially by $22.0 million of net earnings (excluding income from discontinued operations); $8.6 million of proceeds from SBA loan sales; $3.5 million of proceeds applied to income from Portfolio Assets; and $13.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash provided by operations in 2009 was attributable primarily to $24.3 million of net earnings; $23.8 million of proceeds from SBA loan sales; $16.8 million of proceeds applied to income from Portfolio Assets; and $9.4 million of non-cash add-backs related to depreciation, amortization, and provisions for loan and impairment losses—offset partially by $17.8 million of net principal advances on SBA loans held for sale; $53.8 million of non-cash reductions for income accretion and gains on Portfolio Assets; and $4.5 million of non-cash deductions attributed to gains recognized on SBA loan sales, property sales and business combination transactions. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

        Our investing activities from continuing operations provided cash of $55.3 million in 2010 and used cash of $21.9 million in 2009. Net cash provided by investing activities in 2010 was attributable primarily to $85.8 million of Portfolio Asset principal collections (net of purchases); $3.1 million of net principal collections on loan investments; $17.1 million of distributions from our unconsolidated subsidiaries; and $3.3 million of proceeds from the sale of an investment security—offset partially by $2.0 million paid for business combinations; $3.2 million of property and equipment purchases; $45.6 million of contributions to our unconsolidated subsidiaries; $2.5 of investment security purchases (net of principal pay-downs); and a $0.9 million reduction in cash attributed to the deconsolidation of our manufacturing subsidiary. Net cash used in 2009 for investing activities was attributable primarily to Portfolio Asset purchases of $25.6 million (net of principal collections); $8.6 million paid for business combinations; $2.6 million of property and equipment purchases; and $5.7 million of contributions to unconsolidated subsidiaries—offset partially by $1.9 million of net principal collections on loan investments; $12.9 million of distributions from unconsolidated subsidiaries; $4.5 million of principal pay-downs on an investment security; and $1.4 million of proceeds from property sales. The remaining changes in all periods were due primarily to net changes in other accounts related to our investing activities.

        Our financing activities from continuing operations used cash of $59.6 million in 2010 and provided cash of $80.1 million in 2009. In 2010, net cash used by financing activities was attributable primarily to $26.8 million of cash distributions to noncontrolling interests and $43.1 million of net principal payments on notes payable (net of borrowings) and loan fee payments—offset partially by $5.3 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries. In 2009, net cash provided by financing activities was attributable primarily to $59.3 million of net borrowings primarily to finance our Portfolio Asset acquisitions and other investments; and $42.6 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries—offset partially by $19.3 million of cash distributions to noncontrolling interests and $2.8 million of cash paid to acquire additional equity in noncontrolling interests. The remaining changes in all periods were due primarily to net changes in other accounts related to our financing activities.

        Cash paid for interest expense approximated $11.7 million and $9.8 million in 2010 and 2009, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity's average outstanding debt increased to $301.0 million for 2010 from $295.6 million for 2009, while the average cost of borrowings increased to 5.4% in 2010 compared to 4.8% in 2009. The increase in the Company's debt level since 2009 is a result of increased net borrowings to finance the Company's growth and investment transactions. The increase in the Company's average cost of borrowings was due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities that we had in place with Bank of Scotland last year.

  Cash Flows from Consolidated Railroad Operations

        The following is an analysis of the cash flows related to FirstCity's majority-owned railroad operation for 2010 and 2009. The cash flow effects described below are included in the Company's analysis of its consolidated cash flows from continuing operations for 2010 and 2009, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

        The operating activities of the railroad subsidiary provided cash of $4.4 million for the year ended December 31, 2010—attributable primarily to $1.9 million of net earnings, a $2.8 million increase in operating liabilities, and $0.4 million of non-cash add-backs related to depreciation and amortization; off-set partially by a $0.7 million increase in operating assets. The railroad subsidiary's investing activities used cash of $2.9 million in 2010, comprised primarily of $3.0 million of property and equipment purchases. The railroad subsidiary's financing activities used cash of $0.8 million for 2010—attributable to $0.3 million of net principal payments on notes payable to a bank, and $0.5 million in the form of capital distributions to the equity owners and FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

        The operating activities of the railroad subsidiary provided cash of $2.3 million for the year ended December 31, 2009—attributable primarily to $1.9 million of net earnings and a $1.7 million increase in other liabilities; offset partially by $1.2 million of gains on sales of property and equipment. The railroad subsidiary's investing activities used cash of $0.8 million for 2010. Net cash used by investing activities included $2.0 million of property and equipment purchases; offset by $1.6 million of proceeds from property and equipment sales. The railroad subsidiary's financing activities used cash of $1.6 million for 2010—attributable primarily to providing $1.6 million of capital distributions to the equity owners and FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

  Cash Flows from Discontinued Operations

        Cash flows from discontinued operations consist of the Company's consolidated coal mine operations. In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, cash flows from our consolidated coal mine subsidiary are reported as discontinued operations for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010—refer to Note 3 of the Company's 2010 consolidated financial statements for additional information). Our discontinued operations provided cash of $6.0 million for the nine-month period ended December 31, 2010—attributable primarily to net cash inflows generated from its coal contracts, off-set partially by $4.6 million of principal repayments on a note payable and $0.4 million of payments to noncontrolling equity owners.

  Credit Facilities

  Bank of Scotland—Reducing Note Facility

        On June 25, 2010, FirstCity Commercial Corporation ("FC Commercial") and FH Partners LLC ("FH Partners"), as borrowers, and FLBG Corporation ("FLBG Corp."), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, and Bank of Scotland and BoS(USA), Inc. (collectively, "Bank of Scotland"), as lenders, entered into a Reducing Note Facility Agreement ("Reducing Note Facility"). In addition, on June 25, 2010, FirstCity executed a Limited Guaranty Agreement guarantying payment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million.

        The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit

Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, "Prior Credit Agreements"). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization through the maturity date (June 25, 2013). Fees paid to Bank of Scotland in connection with the Reducing Note Facility approximated $2.0 million.

        The material terms of the Reducing Note Facility and related agreements are as follows:

  •
  Limited guaranty provided by FirstCity for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

  •
  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010—see discussion below);

  •
  Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Prior Credit Agreements;

  •
  FirstCity will receive unencumbered cash of 20% of the monthly net cash flows (i.e. cash "leak-through") up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance to FC Servicing, a wholly-owned subsidiary of FirstCity, of $38.9 million over 3 years ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

  •
  Fluctuating interest rate equal to, at FC Commercial's option, either (a) the greater of (i) one month London Interbank Offering Rate ("LIBOR") plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland's prime rate plus 3.0%;

  •
  FC Commercial and FH Partners may designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million; and

  •
  FirstCity must maintain a minimum tangible net worth (as defined) requirement of $60.0 million.

        The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries ("Covered Entities"), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest ("Non-Covered Entities"), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

        In October 2010, a letter of credit under the Reducing Note Facility was funded in the amount of $11.9 million, and the proceeds were used to pay-off a bank note payable that was owed by an affiliated Mexican entity of the Company (see Note 21 of the Company's 2010 consolidated financial statements). The entire amount of the funded letter of credit was added to the unpaid principal obligation under the terms and conditions of the Reducing Note Facility.

        At December 31, 2010, the unpaid principal balance on the Reducing Note Facility was $228.1 million, which included $23.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 12 of the Company's 2010 consolidated financial statements). Under terms of the Reducing Note Facility, the Company is required to make principal repayments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remaining balance due at maturity (June 2013).

        The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At December 31, 2010, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility.

  Wells Fargo Capital Finance

        At December 31, 2010, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance ("WFCF") for the purpose of financing and acquiring SBA loans. The unpaid principal balance on this loan facility at December 31, 2010 was $18.5 million. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

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

        At December 31, 2010, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF, except for the covenant related to the maximum loan loss ratio. At the end of each quarter, ABL's ratio of loan losses for the twelve-month period should not exceed 3.0% (ABL's measure under this condition was 3.5% at December 31, 2010). WFCF waived this covenant requirement of the agreement as of December 31, 2010.

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

  Loan Portfolio Assets—Revenue and Impairment Recognition

        A substantial majority of the Company's Portfolio Assets include acquired loans and loan portfolios with evidence of credit deterioration ("Purchased Credit-Impaired Loans"). The Company accounts for Purchased Credit-Impaired Loans at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

        Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $64.5 million at December 31, 2010, and $96.3 million (including $12.7 million of loans pending management's post-purchase evaluation) at December 31, 2009.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections (attributable primarily to the borrowers' inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $98.7 million at December 31, 2010, and $42.1 million at December 31, 2009.

  Real Estate Portfolio Assets—Valuation and Impairment Recognition

        Real estate Portfolio Assets consist of real estate properties purchased from a variety of sellers or acquired through loan foreclosure. Rental income, net of expenses, is generally recognized when received. The Company accounts for its real estate properties on an individual-asset basis as opposed to a pool basis.

        Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan's carrying value) or estimated fair value less disposition costs at the date of foreclosure—establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property's fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred. Real estate properties acquired through loan foreclosure are classified as held for sale, and carried on the Company's consolidated balance sheet at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property's fair value less estimated disposition costs is less than its carrying amount, and charged to operations in the period the impairment is identified.

        Real estate properties acquired through a purchase transaction are initially recorded at the cost of the acquisition. The cost of acquired property includes the purchase price of the property, legal fees, and certain other acquisition costs. Subsequent to acquisition, the Company capitalizes capital improvements and expenditures related to significant betterments and replacements, including costs related to the development and improvement of the property for its intended use. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred. Real estate held for investment is carried on the Company's consolidated balance sheet at cost less depreciation and amortization, as applicable. The Company periodically reviews its property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Fair value is determined by discounted cash flows or market comparisons.

  Loans Receivable—Valuation and Impairment Recognition

  Loans Held for Sale

        The portions of U.S. Small Business Administration ("SBA") loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment (discussed below). As discussed under the heading "Effects of Newly Adopted Accounting Standards" below, effective January 1, 2010, the Company adopted new accounting guidance that requires SBA loan transactions subject to the SBA's premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions have elapsed, the transaction will be recorded as a sale and the resulting net gain on sale will be recognized—which is based on the difference between the proceeds received and the allocated carrying value of the loan sold. It should be noted that effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements will be accounted for initially as a sale, with the corresponding gain or loss recognized at the time of sale.

  Loans Held for Investment

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

        The Company has established an allowance for loan losses to absorb probable, estimable losses inherent in its portfolio of loans receivable held for investment. This allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics. Management's determination of the adequacy of the allowance is a quarterly process and is based on evaluating the collectibility of the loans in light of various factors, as applicable, such as quality and composition of the loan portfolio segments, estimated future cash receipts of the borrower's operations or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, industry concentrations and conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses experienced in the future may vary from management's estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively.

        In determining the appropriate level of allowance, management uses information to stratify its portfolio of loans receivable held for investment into loan pools with common risk characteristics. Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolio segments are generally disaggregated by accrual status (which is generally based on management's assessment on the probability of default). Classes in the non-guaranteed SBA commercial loan portfolio segment are disaggregated based upon underlying credit quality. Certain portions of the allowance are attributed to loan pools based on various factors and analyses, including but not limited to, current and historical loss experience trends, collateral, region, current economic conditions, and industry concentrations and conditions. Loans deemed to be impaired, including loans with an increased probability of default as determined by management, are evaluated individually rather than on a pool basis as described above. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan's contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when foreclosure is probable or the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, we cease to accrue interest on the note and interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. When ultimate collectibility of the impaired note is in doubt, all collections are applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  Deferred Tax Assets—Valuation

        The Company recognizes deferred tax assets and liabilities in both U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2010 and 2009, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2010, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $55.4 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

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

  Consolidation Policy

        The Company's consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board's (the "FASB") accounting guidance on variable interest entities. If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). In general, a VIE is an entity that has one or more of the following characteristics (1) the entity has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when more than one party has power, or more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant. Refer to Note 19 of the Company's 2010 consolidated financial statements for further information regarding the Company's investments in VIEs.

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

Effects of Newly Adopted Accounting Standards

  Consolidation of Variable Interest Entities ("VIEs")

        Effective January 1, 2010, the Company adopted the FASB's accounting guidance on the consolidation of VIEs (issued in June 2009). This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most-significantly impacts the entity's economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs. The adoption of this guidance did not have a material impact on our consolidated financial statements.

  Transfers of Financial Assets

        Effective January 1, 2010, the Company adopted the FASB's guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new accounting guidance delays the Company's recognition of the sale of guaranteed portions of SBA loans until expiration of the premium recourse provisions, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the first three months of 2010. Once the premium recourse provisions have elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded.

        It should be noted that effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements will be accounted for initially as a sale, with the corresponding gain or loss recognized at the time of sale.

  Fair Value Measurements Disclosure

        In January 2010, the FASB issued new accounting guidance that amended existing guidance for fair value disclosures. This guidance requires separate disclosures of significant transfers of items in and out of Levels 1 and 2 in the fair value hierarchy, and to describe the reasons for the transfers. The updated guidance also clarifies, among other things, that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. We adopted this new guidance for the quarterly period ended March 31, 2010. Since this guidance is disclosure-only in nature, our adoption of the guidance did not significantly impact the Company's consolidated financial statements.

  Finance Receivables and Allowance for Credit Losses Disclosure

        In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The amended guidance applies to all financing receivables except for short-term trade receivables and receivables measured at either fair value or the lower of cost or fair value. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity's method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor's portfolio of financing receivables and its allowance for losses. Under the new guidance, the disaggregation of financing receivables will be disclosed by portfolio segment or by class of financing receivable. The Company adopted the period-end disclosure requirements of this guidance related to an entity's credit quality of financing receivables and the related allowance for loan losses in the consolidated financial statements for the year ended December 31, 2010. The Company will adopt the activity-related provisions of this guidance in the first quarter of 2011. The disclosure requirements regarding troubled debt restructurings have been delayed by the FASB. While the provisions of this guidance require significant expansion of the Company's disclosures on the credit quality of financing receivables and the allowance for loan losses, the period-end provisions did not have an impact on the Company's financial condition and results of operations, and the Company does not expect the adoption of the remaining disclosure provisions to have a material effect on the Company's financial condition and results of operations.

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

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$46,597	$80,368
Restricted cash	1,207	1,364
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $45,162 and $65,825, respectively	172,976	197,946
Real estate held for sale	36,126	17,051
Real estate held for investment, net	6,959	9,387

Total Portfolio Assets	216,061	224,384
Loans receivable:
Loans receivable—affiliates, net of allowance for loan losses of $-0- and $67, respectively	16,781	26,122
Loans receivable—SBA held for sale	11,608	821
Loans receivable—SBA held for investment, net of allowance for loan losses of $365 and $490, respectively	15,415	15,445
Loans receivable—other, net of allowance for loan losses of $1,083 and $-0-, respectively	13,011	10,233

Total loans receivable, net	56,815	52,621
Investment securities available for sale	3,711	1,836
Equity investments	107,209	71,491
Service fees receivable ($805 and $809 from affiliates, respectively)	897	850
Servicing assets—SBA loans	836	1,056
Other assets, net	27,071	31,104

Total Assets(1)	$460,404	$465,074

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$293,034	$305,888
Notes payable to affiliates	11,805	7,838
Other liabilities	30,825	26,077

Total Liabilities	335,664	339,803
Commitments and contingencies (Note 21)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,779,464 and 11,483,824, respectively; shares outstanding: 10,279,464 and 9,983,824, respectively)	118	115
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	105,038	103,326
Accumulated deficit	(5,826)	(18,329)
Accumulated other comprehensive income (loss)	(65)	3,460

FirstCity Stockholders' Equity	88,342	77,649
Noncontrolling interests	36,398	47,622

Total Equity	124,740	125,271

Total Liabilities and Equity	$460,404	$465,074

(1)
Our consolidated assets December 31, 2010 include the following assets of certain variable interest entities ("VIEs") that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $29.8 million; Portfolio Assets, $203.0 million; Loans receivable, $56.8 million; Equity investments, $67.3 million; various other assets, $27.9 million; and Total assets, $384.8 million (see Note 2).

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009
Revenues:
Finance and Servicing:
Servicing fees ($7,990 and $8,216 from affiliates, respectively)	$8,658	$9,130
Income from Portfolio Assets	45,971	53,835
Gain on sale of SBA loans held for sale, net	654	1,327
Gain on sale of investment securities	3,250	—
Interest income from SBA loans	1,212	1,251
Interest income from loans receivable—affiliates	3,315	4,180
Interest income from loans receivable—other	807	389
Other income	6,511	4,818

	70,378	74,930

Manufacturing and Railroad:
Operating revenues—manufacturing	10,466	540
Operating revenues—railroad	4,615	3,121
Other	105	1,196

	15,186	4,857

Total revenues	85,564	79,787

Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	14,594	12,400
Interest and fees on notes payable to affiliates	1,572	1,709
Salaries and benefits	21,284	21,096
Provision for loan and impairment losses	9,294	5,266
Asset-level expenses	7,852	6,499
Other	12,427	11,820

	67,023	58,790

Manufacturing and Railroad:
Cost of revenues and operating costs—manufacturing	10,788	469
Cost of revenues and operating costs—railroad	2,739	2,164
	13,527	2,633

Total costs and expenses	80,550	61,423

Earnings from continuing operations before other income and income taxes	5,014	18,364
Equity in earnings (loss) of unconsolidated subsidiaries	14,609	(264)
Gain on business combinations	4,595	2,266
Income from lawsuit settlement	—	6,119

Earnings from continuing operations before income taxes	24,218	26,485
Income tax expense	2,252	2,182

Earnings from continuing operations, net of tax	21,966	24,303

Income from discontinued operations	3,962	—

Net earnings	25,928	24,303
Less: Net income attributable to noncontrolling interests	13,425	5,559

Net earnings attributable to FirstCity	$12,503	$18,744

Basic earnings per share of common stock:
Earnings from continuing operations	$0.85	$1.90
Discontinued operations	$0.39	—

Net earnings	$1.24	$1.90

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.84	$1.83
Discontinued operations	$0.39	—

Net earnings	$1.23	$1.83

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Net earnings	$25,928	$24,303
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale, net of tax	(612)	2,803
Reclassification adjustment for unrealized gain on security available for sale included in net earnings	(1,352)	—
Foreign currency translation adjustments	(3,073)	5,634

Total other comprehensive income (loss)	(5,037)	8,437

Total comprehensive income	20,891	32,740
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(13,425)	(5,559)
Net unrealized loss (gain) on securities available for sale, net of tax	135	(339)
Foreign currency translation adjustments	1,377	(912)

Comprehensive income attributable to FirstCity	$8,978	$25,930

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	FirstCity Stockholders
	Common Stock	Treasury Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Net earnings	—	—	—	18,744	—	5,559	24,303
Change in net unrealized gain on securities available for sale	—	—	—	—	2,464	339	2,803
Foreign currency translation adjustments	—	—	—	—	4,722	912	5,634
Exercise of common stock options	2	—	307	—	—	—	309
Stock-based compensation expense	—	—	556	—	—	—	556
Purchases of subsidiary shares in noncontrolling interests	—	—	588	—	—	(3,419)	(2,831)
Investments in majority-owned entities	—	—	—	—	—	47,866	47,866
Distributions to noncontrolling interests	—	—	—	—	—	(19,261)	(19,261)
Other increases in noncontrolling interests	—	—	—	—	—	17	17

Balances, December 31, 2009	115	(10,923)	103,326	(18,329)	3,460	47,622	125,271
Net earnings	—	—	—	12,503	—	13,425	25,928
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(1,829)	(135)	(1,964)
Foreign currency translation adjustments	—	—	—	—	(1,696)	(1,377)	(3,073)
Exercise of common stock options	1	—	75	—	—	—	76
Issuance of common stock	2	—	888	—	—	—	890
Stock-based compensation expense	—	—	665	—	—	—	665
Purchases of subsidiary shares in noncontrolling interests	—	—	(206)	—	—	(1,644)	(1,850)
Other activity	—	—	290	—	—	(312)	(22)
Investments in majority-owned entities	—	—	—	—	—	6,019	6,019
Distributions to noncontrolling interests	—	—	—	—	—	(27,200)	(27,200)

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$25,928	$24,303
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Income from discontinued operations	(3,962)	—
Net principal advances on SBA loans held for sale	(18,329)	(17,826)
Proceeds from sales of SBA loans held for sale, net	8,615	23,835
Proceeds applied to income from Portfolio Assets	3,493	16,752
Income from Portfolio Assets	(45,971)	(53,835)
Capitalized interest and costs on Portfolio Assets and loans receivable	(630)	(1,151)
Provision for loan and impairment losses, net	9,294	5,266
Foreign currency transaction losses, net	991	112
Equity in (earnings) loss of unconsolidated subsidiaries	(14,609)	264
Gain on sale of SBA loans held for sale, net	(654)	(1,327)
Gain on sale of railroad property	—	(920)
Gain on business combinations	(4,595)	(2,266)
Gain on sale of investment security	(3,250)	—
Depreciation and amortization	4,490	4,112
Net premium amortization of loans receivable	(285)	(173)
Stock-based compensation expense	665	556
Increase in restricted cash	(145)	(147)
Increase in service fees receivable	(75)	(245)
Increase in other assets	(2,978)	(1,947)
Increase in other liabilities	6,365	7,397

Net cash provided by (used in) operating activities	(35,642)	2,760

Cash flows from investing activities:
Purchases of property and equipment, net	(3,219)	(2,616)
Proceeds from sale of railroad property	—	1,350
Proceeds from sale of subsidiaries and equity investments	125	—
Cash paid for business combinations, net of cash acquired	(1,999)	(8,583)
Decrease in cash from deconsolidation of subsidiary	(875)	—
Net principal payments on loans receivable	3,458	3,726
Net principal advances on SBA loans held for investment	(325)	(1,794)
Purchases of investment securities available for sale	(3,627)	—
Net principal payments on investment securities available for sale	1,164	4,490
Proceeds from sale of investment security	3,250	—
Purchases of Portfolio Assets	(35,939)	(186,487)
Proceeds applied to principal on Portfolio Assets	121,782	160,874
Contributions to unconsolidated subsidiaries	(45,574)	(5,748)
Distributions from unconsolidated subsidiaries	17,123	12,934

Net cash provided by (used in) investing activities	55,344	(21,854)

Cash flows from financing activities:
Borrowings under notes payable to banks and other	73,273	199,824
Principal payments of notes payable to affiliates	(209)	(815)
Principal payments of notes payable to banks and other	(112,603)	(138,046)
Payments of debt issuance costs and loan fees	(3,535)	(1,684)
Proceeds from secured borrowings, net	4,302	—
Contributions from noncontrolling interests	5,264	42,552
Distributions to noncontrolling interests	(26,756)	(19,261)
Cash paid for subsidiary shares in noncontrolling interests	(325)	(2,793)
Proceeds from issuance of common stock	966	309

Net cash provided by (used in) financing activities	(59,623)	80,086

Effect of exchange rate changes on cash and cash equivalents	122	273

Net cash provided by (used in) continuing operations	(39,799)	61,265

Cash flows from discontinued operations:
Net cash provided by operating activities	11,087	—
Net cash used in investing activities	(5,059)	—

Net cash provided by discontinued operations	6,028	—

Net increase (decrease) in cash and cash equivalents	(33,771)	61,265
Cash and cash equivalents, beginning of period	80,368	19,103

Cash and cash equivalents, end of period	$46,597	$80,368

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,652	$9,788
Income taxes, net of refunds	205	259

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

        The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants. In addition, our Special Situations Platform business engages in distressed debt transactions and leveraged buyouts. Refer to Note 18 for additional information on the Company's major business segments.

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

  (c) Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board's (the "FASB") accounting guidance on variable interest entities (see below). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation. These reclassifications are not significant and have no impact on FirstCity's net earnings, total assets or stockholders' equity.

        If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). In general, a VIE is an entity that has one or more of the following characteristics (1) the entity has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when more than one party has power, or more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant.

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

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

        The Company's ownership of unconsolidated equity investments at December 31, 2010 is summarized below:

Ownership Interest
Acquisition Partnerships:
Domestic	15.0% - 50.0%
Latin America	8.0% - 50.0%
Europe	22.5% - 50.0%
Operating and Servicing Entities:
Domestic	39.5% - 49.5%
Latin America	50.00%
Europe	11.9% - 16.3%

        The Company's equity in earnings and losses from its unconsolidated foreign equity investments, except for certain of its unconsolidated European equity-method investments, are recorded on a one-month delay due to the timing of FirstCity's receipt of those financial statements.

        The Company has loans receivable from certain Acquisition Partnerships and other unconsolidated equity investments—see Note 6. In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable.

        In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, the results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010). In addition, its revenue, expenses and cash flows have been excluded from the respective captions in our consolidated statements of operations and cash flows, and have been reported as discontinued operations. See Notes 3 and 4 for additional information.

  (d) Out-of-Period Adjustments

        In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

impairments that should have been recorded during the year ended December 31, 2009. These out-of-period adjustments were not material to our consolidated financial statements for the quarterly period ended March 31, 2010 or the years ended December 31, 2010 and 2009.

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

  (f) Restricted Cash

        Restricted cash primarily includes monies due on loan-related remittances received by the Company and due to third parties.

  (g) Portfolio Assets

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

        The following is a description of the classifications and related accounting policies for the Company's significant classes of Portfolio Assets:

  Purchased Credit-Impaired Loans

        The Company accounts for acquired loans and loan portfolios with evidence of credit deterioration since origination ("Purchased Credit-Impaired Loans") at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

        Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $64.5 million at December 31, 2010, and $96.3 million (including $12.7 million of loans pending management's post-purchase evaluation) at December 31, 2009.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management implemented the cash basis method of accounting for such eligible loans in 2009 as a result of increased uncertainty in the timing of future collections (attributable primarily to the borrowers' inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $98.7 million at December 31, 2010, and $42.1 million at December 31, 2009.

  UBN Loan Portfolio

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA ("UBN") in a transaction that was accounted for as a step acquisition under FASB's business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN's loan portfolio to its consolidated balance sheet in September 2008. On the date of the acquisition, the amount of loans and allowance for loan losses related to UBN's loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

and certain other acquisition costs. Subsequent to acquisition, the Company capitalizes capital improvements and expenditures related to significant betterments and replacements, including costs related to the development and improvement of the property for its intended use. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

        When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At December 31, 2010 and 2009, accumulated depreciation and amortization was not significant.

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

  (h) Loans Receivable

  Loans Held for Sale

        The portions of U.S. Small Business Administration ("SBA") loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment (discussed below). As described in Note 1(t), effective January 1, 2010, the Company adopted new accounting guidance that requires SBA loan transactions subject to the SBA's premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions have elapsed, the transaction will be recorded as a sale

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

and the resulting net gain on sale will be recognized—which is based on the difference between the proceeds received and the allocated carrying value of the loan sold. However, it should be noted that effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements will be accounted for initially as a sale, with the corresponding gain or loss recognized at the time of sale.

  Loans Held for Investment

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

        The Company has established an allowance for loan losses to absorb probable, estimable losses inherent in its portfolio of loans receivable held for investment. This allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics. Management's determination of the adequacy of the allowance is a quarterly process and is based on evaluating the collectibility of the loans in light of various factors, as applicable, such as quality and composition of the loan portfolio segments, estimated future cash receipts of the borrower's operations or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, industry concentrations and conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses experienced in the future may vary from management's estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively.

        In determining the appropriate level of allowance, management uses information to stratify its portfolio of loans receivable held for investment into loan pools with common risk characteristics. Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolio segments are generally disaggregated by accrual status (which is generally based on management's assessment on the probability of default). Classes in the non-guaranteed SBA commercial loan portfolio segment are disaggregated based upon underlying credit quality. Certain portions of the allowance are attributed to loan pools based on various factors and analyses, including but not limited to, current and historical loss experience trends, collateral, region, current economic conditions, and industry concentrations and conditions. Loans deemed to be impaired, including loans with an increased probability of default as

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

determined by management, are evaluated individually rather than on a pool basis as described above. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan's contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when foreclosure is probable or the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, we cease to accrue interest on the note and interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. When ultimate collectibility of the impaired note is in doubt, all collections are applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  (i) Investment Securities Available-for-Sale

        The Company has investment securities that consist of a marketable equity security and purchased beneficial interests in securitized financial assets. We classify and account for these securities as available-for-sale and, accordingly, we measure the securities at fair value on the consolidated balance sheet, with unrealized gains and losses included in "Accumulated other comprehensive income." Fair value of the equity security is measured using quoted market prices in an active exchange market for the identical asset. Fair value of the purchased beneficial interests are estimated based on the present value of expected collections on the underlying receivables using an internal valuation model, incorporating market-based assumptions when such information is available. Additional information on the fair value measurement is included in Note 17.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

  (j) Property and Equipment

        Property, equipment and leasehold improvements (reported in "Other assets" in the consolidated balance sheets) are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated over their estimated useful lives using the straight-line method of depreciation. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the underlying leases, if shorter). Generally, buildings and building improvements are depreciated over 25 to 30 years; office equipment is depreciated over 3 to 10 years; depreciable rail property is depreciated over 25 years; machinery and equipment are depreciated over 5 to 15 years; and leasehold improvements are amortized over 2 to 10 years. Maintenance and repairs are charged to expense in the period incurred. Expenditures for improvements and significant betterments that increase productive capacity or extend useful life are capitalized and depreciated over the useful lives of such assets. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is included in income.

  (k) Servicing Assets and Revenue Recognition on Service Fees

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

        In connection with the Company's SBA lending activities, the Company recognizes servicing assets through the sale of originated or purchased loans when servicing rights are retained. The Company initially recognizes and measures at fair value purchased servicing rights and servicing rights obtained from the sale of SBA loans. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

adjusted to reflect changes in prepayment rates and other estimates. See Note 8 for more information on servicing rights related to SBA loans.

  (l) Revenue Recognition on Contingent Service Fees

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

  (m) Revenue Recognition—Special Situations Platform Subsidiaries

        The Company's consolidated railroad subsidiary, which interchanges rail cars with connecting carriers and provides rail freight services for on-line customers, recognizes freight revenue at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

        The Company's consolidated coal mine subsidiary, which engages primarily in the purchase and sale of coal and coal-related products, generates revenue under a short-term coal sales contract with a major utility company (the contract was completed in December 2010). Revenue is recognized when coal is delivered to the customer at an agreed-upon destination as specified in the related contract (at which point title and risk of loss passes to the customer). The Company consolidated the coal mine subsidiary effective April 1, 2010 after it obtained control of the entity at such time. In December 2010, the Company disposed of its coal mine subsidiary. Refer to Notes 3 and 4 for additional information.

        The Company's manufacturing subsidiary, which engages principally in the design, production and sale of wireless transmission equipment and software solutions, recognizes revenue derived from the sale of equipment upon shipment of the product. Revenue associated with software solutions is recognized ratably over the period of the underlying agreements. Effective June 30, 2010, the Company began accounting for its investment in this manufacturing subsidiary as an equity-method investment (instead of a controlled, consolidated subsidiary)—refer to Note 3 for additional information.

  (n) Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). We translate the results for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We report the resulting gains or losses from translating foreign currency financial statements as a separate component of stockholders' equity in accumulated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

other comprehensive income or loss. An analysis of the changes in the cumulative adjustments for 2010 and 2009 follows (dollars in thousands):

Balance, December 31, 2008	$(3,766)
Aggregate adjustment for the year resulting from translation adjustments
and gains and losses on certain hedge transactions	4,722

Balance, December 31, 2009	956
Aggregate adjustment for the year resulting from translation adjustments
and gains and losses on certain hedge transactions	(1,696)

Balance, December 31, 2010	$(740)

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the Company's operations in the period in which the transaction is settled. Aggregate foreign currency transaction losses included in the consolidated statements of operations as other expense for 2010 and 2009 were $1.0 million and $0.1 million, respectively.

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

        The net foreign currency translation gain included in accumulated other comprehensive income (loss) relating to the Company's Euro-denominated debt (see Notes 2 and 12) was $1.4 million for 2010 and $4,000 for 2009.

  (o) Income Taxes

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

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

  (p) Earnings per Common Share

        Earnings per share ("EPS") is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the year, plus the dilutive effect of common stock equivalents such as stock options and warrants. We exclude these common stock equivalents from the computation of diluted EPS when the effect of inclusion would be anti-dilutive.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

        The components of basic and diluted net earnings per common share are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Earnings from continuing operations	$21,966	$24,303
Income from discontinued operations	3,962	—

Net earnings	25,928	24,303
Less: net income attributable to the noncontrolling interest	13,425	5,559

Net earnings attributable to FirstCity	$12,503	$18,744

Weighted average outstanding shares of common stock (in thousands)	10,092	9,851
Dilutive effect of:
Warrants	—	231
Dilutive effect of stock options	105	157

Weighted average outstanding shares of common stock and common stock equivalents	10,197	10,239

Earnings from continuing operations per share of common stock:
Basic	$0.85	$1.90

Diluted	$0.84	$1.83

Income from discontinued operations per share of common stock:
Basic	$0.39	$—

Diluted	$0.39	$—

Net earnings per share of common stock:
Basic	$1.24	$1.90

Diluted	$1.23	$1.83

        Employee stock options to purchase approximately 680,000 and 741,000 shares of common stock as of December 31, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

  (q) Long-Lived Assets

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

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary.

  (r) Stock-Based Compensation

        The Company measures the compensation cost of stock-based awards using the estimated fair value of those awards on the grant date. We recognize the compensation cost as expense over the vesting period of the awards. See Note 13 for additional disclosure of the Company's stock-based compensation.

  (s) Fair Value Measurements

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

  (t) Recently Adopted Accounting Standards

  Consolidation of Variable Interest Entities ("VIEs")

        Effective January 1, 2010, the Company adopted the FASB's accounting guidance on the consolidation of VIEs (issued in June 2009). This new guidance eliminates the exemption for QSPEs; revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most-significantly impacts the entity's economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity; requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise's involvement in VIEs. The adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to Note 19 for additional information about the Company's involvement with VIEs.

  Transfers of Financial Assets

        Effective January 1, 2010, the Company adopted the FASB's guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

accounting guidance delays the Company's recognition of the sale of guaranteed portions of SBA loans until expiration of the premium recourse provisions, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the first three months of 2010. Once the premium recourse provisions have elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Notes 1(h) and 6 for additional information.

        It should be noted that effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements will be accounted for initially as a sale, with the corresponding gain or loss recognized at the time of sale.

  Fair Value Measurements Disclosure

        In January 2010, the FASB issued new accounting guidance that amended existing guidance for fair value disclosures. This guidance requires separate disclosures of significant transfers of items in and out of Levels 1 and 2 in the fair value hierarchy, and to describe the reasons for the transfers. The updated guidance also clarifies, among other things, that fair value measurement disclosures should be provided for each class of assets and liabilities, and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. We adopted this new guidance for the quarterly period ended March 31, 2010. Since this guidance is disclosure-only in nature, our adoption of the guidance did not significantly impact the Company's consolidated financial statements. Refer to Note 17 for additional information.

  Finance Receivables and Allowance for Credit Losses Disclosure

        In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The amended guidance applies to all financing receivables except for short-term trade receivables and receivables measured at either fair value or the lower of cost or fair value. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity's method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor's portfolio of financing receivables and its allowance for losses. Under the new guidance, the disaggregation of financing receivables is disclosed by portfolio segment or by class of financing receivable. The Company adopted the period-end disclosure requirements of this guidance related to an entity's credit quality of financing receivables and the related allowance for loan losses in the consolidated financial statements for the year ended December 31, 2010. The Company will adopt the activity-related provisions of this guidance in the first quarter of 2011. The disclosure requirements regarding troubled debt restructurings have been delayed by the FASB. While the provisions of this guidance require significant expansion of the Company's disclosures on the credit quality of financing receivables and the allowance for loan losses, the period-end provisions did not have an impact on the Company's financial condition and results of operations, and the Company does not expect the adoption of the remaining disclosure provisions to have a material effect on the Company's financial condition and results of operations. Refer to Notes 1(h), 5 and 6 for additional information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

1. Summary of Significant Accounting Policies (Continued)

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

  (u) Recently Issued Accounting Standards

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

2. Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, and borrowings from credit facilities with external lenders.

        Our ability to fund operations and make new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (as discussed below); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt (as discussed below); (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde Investment Partners, L.P. (as discussed below). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

2. Liquidity and Capital Resources (Continued)

availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite the deterioration in general economic and credit market conditions over the past two years, we have continued to have access to liquidity in both our Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segments through our unencumbered cash and portfolio assets, credit facility commitments with external lenders, and/or an investment agreement in place(as discussed below). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to supports its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

        The following is a summary of FirstCity's investment agreement and primary external lending facilities that it uses to finance and provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  Investment Agreement with Värde Investment Partners, L.P. ("Värde")

        FirstCity, through its wholly-owned subsidiaries FC Diversified Holdings LLC ("FC Diversified") and FirstCity Servicing Corporation ("FC Servicing"), and Värde are parties to an investment agreement, effective April 1, 2010, whereby Värde may invest up to $750 million, at its discretion, alongside FirstCity in distressed loan portfolios and similar investment opportunities, subject to the terms and conditions contained in the agreement. The primary terms of the agreement are as follows:

  •
  FirstCity will act as the exclusive servicer for the investment portfolios;

  •
  FirstCity will provide Värde with a "right of first refusal" with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

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

        The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FirstCity and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde. The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

        The cash flows from the assets and equity interests from the Company's investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland's Reducing Note Facility described below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

2. Liquidity and Capital Resources (Continued)

  Bank of Scotland—Reducing Note Facility

        On June 25, 2010, FirstCity Commercial Corporation ("FC Commercial") and FH Partners LLC ("FH Partners"), as borrowers, and FLBG Corporation ("FLBG Corp."), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, and Bank of Scotland and BoS(USA), Inc. (collectively, "Bank of Scotland"), as lenders, entered into a Reducing Note Facility Agreement ("Reducing Note Facility"). In addition, on June 25, 2010, FirstCity executed a Limited Guaranty Agreement guarantying payment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million.

        The Reducing Note Facility amended and restated the following loan facilities previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, "Prior Credit Agreements"). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provides for a scheduled amortization through the maturity date (June 25, 2013). Fees paid to Bank of Scotland in connection with the Reducing Note Facility approximated $2.0 million.

        The material terms of the Reducing Note Facility and related agreements are as follows:

  •
  Limited guaranty provided by FirstCity for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

  •
  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.35 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010—see discussion below);

  •
  Repayment will be made from the cash flow from assets and equity investments which were pledged to secure the Prior Credit Agreements;

  •
  FirstCity will receive unencumbered cash of 20% of the monthly net cash flows (i.e. cash "leak-through") up to $25.0 million, after (a) payment to Bank of Scotland of interest and fees; and (b) payment of a scheduled overhead allowance to FC Servicing, a wholly-owned subsidiary of FirstCity, of $38.9 million over 3 years ($1.5 million per month for the first year, $1.03 million per month for the second year, and $0.7 million per month for the third year);

  •
  Fluctuating interest rate equal to, at FC Commercial's option, either (a) the greater of (i) one month London Interbank Offering Rate ("LIBOR") plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland's prime rate plus 3.0%;

  •
  FC Commercial and FH Partners may designate a portion of the debt under the Reducing Note Facility to be borrowed in Euros up to a maximum amount of Euros equivalent to USD $27.5 million; and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

2. Liquidity and Capital Resources (Continued)

  •
  FirstCity must maintain a minimum tangible net worth (as defined) requirement of $60.0 million.

        The Reducing Note Facility is guaranteed by FLBG Corp. and all of its subsidiaries ("Covered Entities"), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest ("Non-Covered Entities"), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

        In October 2010, a letter of credit under the Reducing Note Facility was funded in the amount of $11.9 million, and the proceeds were used to pay-off a bank note payable that was owed by an affiliated Mexican entity of the Company (see Note 21). The entire amount of the funded letter of credit was added to the unpaid principal obligation under the terms and conditions of the Reducing Note Facility.

        At December 31, 2010, the unpaid principal balance on the Reducing Note Facility was $228.1 million, which included $23.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 12). Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

        The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At December 31, 2010, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility.

  Wells Fargo Capital Finance

        At December 31, 2010, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance ("WFCF") for the purpose of financing and acquiring SBA loans. The unpaid principal balance on this loan facility at December 31, 2010 was $18.5 million. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

2. Liquidity and Capital Resources (Continued)

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

        At December 31, 2010, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF, except for the covenant related to the maximum loan loss ratio. At the end of each quarter, ABL's ratio of loan losses for the twelve-month period should not exceed 3.0% (ABL's measure under this condition was 3.5% at December 31, 2010). WFCF waived this covenant requirement of the agreement as of December 31, 2010.

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions

  German Acquisition Partnerships—Business Combinations and Noncontrolling Interest Acquisition

        In December 2010, the Company, through a wholly-owned subsidiary, acquired the remaining ownership and beneficial interests (ranging from 55% to 70%) in nine German Acquisition Partnerships for $5.9 million. The stakeholders that sold their interests in these German entities to FirstCity included two European entities that are equity-method investees of FirstCity. The purchase price consideration given by FirstCity included $1.8 million in cash and $4.1 million of notes payable (financed by the affiliated equity-method investees). As a result of this transaction, the Company's

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

ownership in each of the German entities increased to 100%—resulting in eight of these entities becoming consolidated subsidiaries of the Company. Prior to this transaction, the Company, through a wholly-owned subsidiary, owned a noncontrolling interest in eight of the German entities (i.e. equity-method investees), and held a controlling interest through its combined direct and indirect majority ownership in the other German entity (i.e. consolidated subsidiary).

        The portion of the transaction related to the Company's acquisition of the controlling interests in eight German entities ($4.6 million purchase price) was accounted for as a business combination, and accordingly, all of the assets and liabilities of these German entities were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The recognized amounts of the identified assets acquired and liabilities assumed, at fair value, on the acquisition date included $1.4 million in cash, $22.0 million in Portfolio Assets, a $13.5 million note payable to Bank of Scotland (held by the German entity, HMCS-GEN Ltd), and $0.3 million of other liabilities. Pursuant to accounting provisions applicable to business combinations, the Company's carrying values of its previously-held equity-method investments in these eight German Acquisition Partnerships were re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying values by approximately $3.7 million, which the Company recognized as "Gain on business combinations" in its consolidated statement of operations for 2010.

        The portion of the transaction related to the Company's acquisition of the noncontrolling interests in the other German entity ($1.3 million purchase price) was accounted for as an equity transaction under accounting provisions applicable to noncontrolling interest transactions. The Company's carrying value of the purchased noncontrolling interests was $0.2 million lower than the purchase price, and accordingly, the Company recognized this difference as a decrease to the Company's consolidated paid-in capital.

        In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by eight of the German entities and its wholly-owned equity interest in a German entity to a European Acquisition Partnership for approximately $22.5 million. FirstCity, through a wholly-owned subsidiary, has a noncontrolling 13% beneficial interest in the European Acquisition Partnership that purchased the Portfolio Assets and German entity (the remaining 87% beneficial interest is owned by an affiliate of Värde).

  Manufacturing Subsidiary—Business Combination and Deconsolidation

        On December 11, 2009, the Company, through a majority-owned Special Situations Platform subsidiary, acquired 87.45% of the common stock of BEI Holding Corporation ("BEI"). BEI engages principally in the design, production and sale of wireless communications equipment and software solutions. BEI is headquartered in Illinois and has sales throughout North America, as well as Latin America, Europe, Asia and Africa. The results of BEI's operations have been included in the Company's consolidated financial statements since the acquisition date (until the date of deconsolidation as discussed below), and are included in our Special Situations Platform business segment (see Note 18).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

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

        The excess of the purchase price over the net identifiable assets was recognized as a bargain purchase gain and is included in "Gain on business combinations" on the Company's statement of operations for 2009. The gain was largely driven by depressed market conditions in the wireless communications industry, which allowed for an attractive acquisition price.

        Effective June 30, 2010, the Company and the noncontrolling owners consented to certain amendments to the subsidiary's operating agreement that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest and elevated economic interests, in the manufacturing subsidiary. Accordingly, the Company deconsolidated and removed the carrying values of the manufacturing subsidiary's assets ($9.9 million) and liabilities ($9.6 million) and the carrying value of the noncontrolling interest ($39,000) attributed to the subsidiary from its consolidated balance sheet on June 30, 2010. The Company also recorded its retained noncontrolling interest in the manufacturing entity at estimated fair value of approximately $0.3 million at June 30, 2010. No gain or loss was recognized by the Company as a result of deconsolidating this subsidiary. On June 30, 2010, the Company started to account for its retained investment in the manufacturing entity using the equity-method of accounting. Consequently, the Company no longer reports the individual revenue and expense line-items of the manufacturing entity's operations in its consolidated statements of operations (rather, the Company began recording its share of the subsidiary's net earnings as "Equity in earnings of unconsolidated subsidiaries" beginning July 1, 2010).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

  Coal Mine Operation—Business Combination

        The Company, through a majority-owned Special Situations Platform subsidiary, obtained control of an equity-method investee (coal mine operation), effective April 1, 2010, after the investee acquired and redeemed the 55.5% ownership interest held by the then-majority shareholder in exchange for a $4.6 million note payable. As a result of the equity interest redemption, the Company's ownership interest in the investee increased to 88.8% from 39.5% and the coal mine operation became a consolidated subsidiary of the Company. The transfer of a controlling interest in the investee to the Company was accounted for as a business combination, and accordingly, all of the assets and liabilities of the coal mine operation were measured at fair value on the date control was obtained and included in the Company's consolidated balance sheet, net of intercompany account balances that were eliminated in consolidation. The following table reflects the estimated fair value of the coal mine operation's identifiable assets and liabilities, and the estimated fair value of the noncontrolling interest, that were included in the Company's consolidated balance sheet at April 1, 2010 (in thousands):

Cash	$1,597
Coal supply agreement(1)	13,092
Accounts receivable and other assets(1)	3,699

Total assets	$18,388

Note payable	$4,615
Coal purchase agreement(2)	2,394
Intercompany liability(3)	4,086
Accounts payable and other liabilities(2)	2,415

Total liabilities	$13,510

Noncontrolling interest	$548

(1)
Included in "Other assets" on the Company's consolidated balance sheet.

(2)
Included in "Other liabilities" on the Company's consolidated balance sheet.

(3)
Eliminated in consolidation with the Company's consolidated financial statements.

        In addition to measuring the subsidiary's assets and liabilities at fair value at the date control was obtained on April 1, 2010, the Company's carrying value of its previously-held equity-method investment in the coal mine subsidiary was re-measured to fair value under accounting guidance applicable to business combinations. The fair value of the Company's total interest in the subsidiary after the business combination exceeded the carrying value of its previously-held equity interest by approximately $4.8 million, which the Company recognized as "Gain on business combinations" in its consolidated statement of operations for 2010. The Company's carrying value of its previously-held equity investment in the coal mine subsidiary included the effects of the investee's distribution of a wholly-owned equipment subsidiary (i.e. spin-off transaction), effective April 1, 2010, to the owners in proportion to their then-existing ownership percentages. The spin-off transaction effected by the investee was recorded at carrying value and the Company's proportionate share of equity in the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

distributed entity approximated $2.7 million—which it continued to record as an equity-method investment after the spin-off.

        The Company's application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the Company's recognition of an asset for an above-market-price coal supply agreement and a liability for an above-market-price coal purchase agreement. The fair values of the coal supply and coal purchase agreements were based on discounted cash flow calculations of the difference between the expected contract revenues and costs based on the stated contractual terms and the estimated net contract revenues and costs derived from applying forward-market commodity prices as of April 1, 2010. The discount rate used for the calculations was obtained from independent pricing reflecting broker market quotes. The coal supply asset and coal purchase liability were amortized over the actual amount of tons shipped under each contract (which both expired in December 2010), The Company disposed of its coal mine subsidiary in December 2010 (see Note 4).

  Domestic Acquisition Partnerships—Business Combinations

        On March 31, 2010, the Company acquired the remaining 50% ownership interest in three domestic Acquisition Partnerships for $4.4 million. As a result of this transaction, the Company's ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The following table reflects the estimated fair value of the Acquisition Partnerships' assets and liabilities that were included in the Company's consolidated balance sheet on the acquisition date (in thousands):

Cash	$1,427
Portfolio Assets	21,765
Other assets	82

Total assets	$23,274

Notes payable to banks	$13,811
Other liabilities	235

Total liabilities	$14,046

        Pursuant to accounting provisions applicable to business combinations, the Company's carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million. As such, the Company recognized a $0.9 million gain attributable to the re-measurement of its previously-held equity interests on the acquisition date (included in "Gain on business combinations" in the Company's consolidated statement of operations for 2010).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

  French Acquisition Partnerships—Business Combinations

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

        The transaction was accounted for as a business combination, and accordingly, the French entities' assets (primarily non-performing loans) and liabilities and the related noncontrolling interests were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The fair value of the Portfolio Assets was measured using a discounted cash flow model based on the projected future cash flows of the underlying loan portfolios. The following table reflects the estimated fair value of the French entities' assets and liabilities, and the estimated value of the noncontrolling interests, that were included in the Company's consolidated balance sheet on the acquisition date (in thousands):

Cash	$766
Portfolio Assets	12,912
Other liabilities	766
Noncontrolling interests (component of FirstCity's equity)	3,080

        In addition, pursuant to accounting provisions applicable to business combinations, the Company's previously-held direct equity-method investments in nine of the French entities were re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying value of $0.5 million by approximately $1.5 million. As such, the Company recognized a $1.5 million gain attributable to the remeasurement of its previously-held equity interests on the acquisition date (included in "Business combination gains" on the Company's consolidated statement of operations for 2009).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

3. Business Combinations, Business Deconsolidation and Noncontrolling Interest Acquisitions (Continued)

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

4. Discontinued Operations

        In December 2010, the Company's consolidated coal mine operation completed performance on its coal supply and purchase agreements (which both expired in December 2010). The coal mine operations ceased as a result of these contract terminations since it did not have other coal contracts. As a result, the Company dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010—see Note 3). Earnings attributed to these discontinued operations, which totaled $4.0 million for the nine-month period ended December 31, 2010 (included in our consolidated statement of operations), were comprised of $42.4 million of operating revenues, $43.2 million of operating costs, and a $4.8 million business combination gain.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

5. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2010 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$117,534	$354	$117,180
Business assets	17,796	252	17,544
Other	4,889	90	4,799
Latin America:
Commercial real estate	4,013	260	3,753
Residential real estate	6,144	—	6,144
Europe—commercial real estate	18,046	866	17,180
UBN loan portfolio—business assets:
Non-performing loans	45,328	43,291	2,037
Performing loans	1,125	—	1,125
Other	3,263	49	3,214

Total Loan Portfolios	$218,138	$45,162	172,976

Real Estate Portfolios:
Real estate held for sale, net			36,126
Real estate held for investment, net			6,959

Total Real Estate Portfolios			43,085

Total Portfolio Assets			$216,061

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

5. Portfolio Assets (Continued)

	December 31, 2009 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$138,485	$5,914	$132,571
Business assets	26,983	394	26,589
Other	3,906	390	3,516
Latin America:
Commercial real estate	4,368	100	4,268
Residential real estate	6,177	—	6,177
Europe—commercial real estate	13,001	128	12,873
UBN loan portfolio—business assets:
Non-performing loans	60,929	58,624	2,305
Performing loans	1,555	—	1,555
Other	8,367	275	8,092

Total Loan Portfolios	$263,771	$65,825	197,946

Real Estate Portfolios:
Real estate held for sale, net			17,051
Real estate held for investment, net			9,387

Total Real Estate Portfolios			26,438

Total Portfolio Assets			$224,384

        Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland (see Note 2). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

        Income from Portfolio Assets is summarized as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$39,164	$50,750
Purchased performing loans	419	299
UBN	984	1,030
Other	1,703	610
Real Estate Portfolios	3,701	1,146

Income from Portfolio Assets	$45,971	$53,835

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

5. Portfolio Assets (Continued)

        Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of December 31, 2010 and 2009. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company's decrease in its estimates of future cash flows. Changes in accretable yield related to the Company's Purchased Credit-Impaired Loans for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$12,923	$58,114
Additions	—	23,077
Accretion	(3,485)	(16,752)
Reclassification to nonaccretable difference	(2,111)	(3,316)
Disposals	(2,703)	(11,304)
Transfer to non-accrual	(3,039)	(37,131)
Translation adjustments	(205)	235

Ending Balance	$1,380	$12,923

        Acquisitions of Purchased Credit-Impaired Loans for 2010 and 2009 are summarized in the table below:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Face value at acquisition	$65,947	$342,658
Cash flows expected to be collected at acquisition	54,118	256,460
Basis in acquired loans at acquisition	34,810	184,231

        During 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $7.4 million—which was comprised of $4.3 million of impairment charges on real estate portfolios and $3.1 million of provision for loan losses, net of recoveries. During 2009, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $3.7 million—which was comprised of $1.9 million of impairment charges on real estate portfolios and $1.8 million of provision for loan losses, net of recoveries.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

5. Portfolio Assets (Continued)

        Changes in the allowance for loan losses related to our loan Portfolio Assets are as follows:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Europe	UBN	Other	Total
Beginning balance,
January 1, 2009	$10,440	$2,811	$538	$120	$—	$62,150	$306	$76,365
Provisions	4,191	902	191	113	127	—	97	5,621
Recoveries	(152)	(236)	(5)	—	—	(3,367)	(16)	(3,776)
Charge offs	(8,565)	(3,083)	(334)	(138)	—	(3,587)	(112)	(15,819)
Translation adjustments	—	—	—	5	1	3,428	—	3,434

Ending balance,
December 31, 2009	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	2,116	480	166	149	1,042	—	126	4,079
Recoveries	(124)	(1)	(7)	—	—	(788)	(31)	(951)
Charge offs	(7,552)	(621)	(459)	—	(273)	(7,543)	(321)	(16,769)
Translation adjustments	—	—	—	11	(31)	(7,002)	—	(7,022)

Ending balance,
December 31, 2010	$354	$252	$90	$260	$866	$43,291	$49	$45,162

        The following table presents our recorded investment in loan Portfolio Assets by credit quality indicator. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by credit quality indicators based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

December 31, 2010
(Dollars in thousands)
Commercial real estate	$138,113
Business assets	20,706
Residential real estate	6,144
Other commercial	8,013

$172,976

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable

        The following is a composition of the Company's loans receivable by loan type and region:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates, net of allowance for loan losses of $-0- and $67, respectively	$6,914	$13,177
SBA, net of allowance for loan losses of $365 and $490, respectively	27,023	16,266
Other, net of allowance for loan losses of $1,083 and $-0-, respectively	13,011	10,233
Foreign—Portfolio asset loans:
Affiliates	9,867	12,945

Total loans, net	$56,815	$52,621

Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Outstanding balance	$11,470	$821
Capitalized costs, net of fees	138	—

Carrying amount of loans, net	$11,608	$821

        Changes in loans receivable—SBA held for sale are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$821	$4,901
Originations and advances of loans	18,394	18,063
Payments received	(65)	(237)
Capitalized costs	140	342
Loans sold, net	(7,682)	(22,248)

Ending Balance	$11,608	$821

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

        Loans receivable—SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost in 2010 and 2009.

        At December 31, 2010, SBA loans held for sale included $3.9 million in guaranteed portions of SBA loans sold and subject to premium recourse provisions. In accordance with FASB's accounting guidance on transfers of financial assets (issued in June 2009) that became effective in the first quarter of 2010, an off-setting secured borrowing of $4.3 million (including deferred premiums) has been recorded and is included in "Other liabilities" in the Company's consolidated balance sheet. After the premium recourse provisions have elapsed, the Company will recognize the gain related to the sale, and remove the guaranteed portion of the SBA loan (i.e. the pledged asset) and the secured borrowing from the balance sheet. Refer to Note 1(h) for additional information.

Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Outstanding balance	$15,552	$24,757
Allowance for loan losses	—	(67)
Discounts, net	(148)	(237)
Capitalized interest	1,377	1,669

Carrying amount of loans, net	$16,781	$26,122

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

        A summary of activity in loans receivable—affiliates follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$26,122	$27,080
Advances	749	9,008
Payments received	(7,749)	(10,336)
Capitalized costs	197	336
Change in allowance for loan losses	67	(67)
Discount accretion, net	89	37
Charge-offs	(432)	—
Other noncash adjustments(1)	(1,877)	—
Foreign exchange gains (losses)	(385)	64

Ending Balance	$16,781	$26,122

(1)
Represents the removal of a $4.1 million loan to a former equity-method investee (coal mine subsidiary) upon consolidation of the entity effective April 1, 2010 (refer to Note 3), the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon the deconsolidation of the entity effective June 30, 2010 (refer to Note 3), and the removal of a $0.9 million loan to an equity-method Acquisition Partnership upon conversion to equity in December 2010.

        Loans receivable—affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Loans receivable—affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded net impairment provisions on loans receivable—affiliates of $0.4 million in 2010 and $0.1 million in 2009. Information related to the credit quality and loan loss allowances related to loans receivable—affiliates is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Outstanding balance	$16,719	$17,072
Allowance for loan losses	(365)	(490)
Discounts, net	(1,075)	(1,245)
Capitalized costs	136	108

Carrying amount of loans, net	$15,415	$15,445

        Changes in loans receivable—SBA held for investment are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$15,445	$14,405
Originations and advances of loans	2,241	3,575
Payments received	(1,953)	(1,848)
Capitalized costs	27	59
Change in allowance for loan losses	125	(456)
Discount accretion, net	92	(137)
Charge-offs	(477)	(43)
Transfers to other real estate owned	(85)	(110)

Ending Balance	$15,415	$15,445

        Loans receivable—SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts, property, equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.4 million in 2010 and $0.5 million in 2009. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Outstanding balance	$13,863	$9,992
Allowance for loan losses	(1,083)	—
Discounts, net	(15)	(7)
Capitalized interest and costs	246	248

Carrying amount of loans, net	$13,011	$10,233

        Changes in loans receivable—other are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$10,233	$13,533
Advances	15,120	7,570
Payments received	(11,750)	(9,969)
Capitalized interest and costs	453	43
Change in allowance for loan losses	(1,083)	581
Discount accretion, net	38	13
Charge-offs	—	(1,548)
Foreign exchange gains	—	10

Ending Balance	$13,011	$10,233

        Loans receivable—other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company recorded net impairment provisions on loans receivable—other of $1.1 million in 2010 and $1.0 million in 2009. Information related to the credit quality and loan loss allowances related to loans receivable—other is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

Credit Quality and Allowance for Loan Losses—Loans Held for Investment

        The Company has established an allowance for loan losses to absorb probable, estimable losses inherent in its portfolio of loans receivable held for investment. This allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics. In determining the appropriate level of allowance, management uses information to stratify its portfolio of loans receivable held for investment into loan pools with common risk characteristics. Certain portions of the allowance are attributed to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

loan pools based on various factors and analyses. Loans deemed to be impaired, including loans with an increased probability of default as determined by management, are evaluated individually rather than on a pool basis. Management's determination of the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses experienced in the future may vary from management's estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively.

        The following table summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2009	$34	$—	$581	$615
Provisions	623	67	967	1,657
Recoveries	(124)	—	—	(124)
Charge-offs	(43)	—	(1,548)	(1,591)

Balance, December 31, 2009	490	67	—	557
Provisions	486	365	1,083	1,934
Recoveries	(132)	—	—	(132)
Charge-offs	(479)	(432)	—	(911)

Balance, December 31, 2010	$365	$—	$1,083	$1,448

        The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	December 31, 2010
	Commercial Loans:
				Affiliated Portfolio Asset Loans		December 31, 2009
(Dollars in thousands)	SBA	Affiliates	Other		Total
Loans individually evaluated for impairment	$619	$—	$7,042	$—	$7,661	$9,916
Loans collectively evaluated for impairment	15,161	6,914	7,052	9,867	38,994	42,441

Total loans evaluated for impairment (excluding loans held for sale)	$15,780	$6,914	$14,094	$9,867	$46,655	$52,357

Allowance for loans individually evaluated for impairment	$336	$—	$1,083	$—	$1,419	$423
Allowance for loans collectively evaluated for impairment	29	—	—	—	29	134

Total allowance for loan losses	$365	$—	$1,083	$—	$1,448	$557

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

        The following table presents our recorded investment in loans (excluding loans held for sale) by credit quality indicator. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

  •
  Pass—Includes all loans not included in categories of special mention, substandard or doubtful.

  •
  Special Mention—Loans that have potential weaknesses which may, if not reversed or corrected, weaken the credit or inadequately protect the Company's position at some future date. Loans in this category may also be subject to economic or market conditions which may, in the future, have an adverse affect on the borrower's debt service ability.

  •
  Substandard—Loans that exhibit a well-defined weakness, or weaknesses, which presently jeopardizes debt repayment, even though they may be currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

  •
  Non-Accrual—Loans for which management has determined that full collection of principal or interest is in doubt.

        Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolios are disaggregated by accrual status (which is generally based on management's assessment on the probability of default).

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Non-Accrual	Total
SBA—commercial loans	$14,366	$575	$220	$619	$15,780

	Accrual	Non-Accrual	Total
Affiliates—commercial loans	$6,914	$—	$6,914
Affiliates—portfolio asset loans	9,867	—	9,867
Other—commercial loans	7,052	7,042	14,094

	$23,833	$7,042	$30,875

Total loans (excluding loans held for sale)			$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

6. Loans Receivable (Continued)

        The following table includes an aging analysis of our recorded investment in loans held for investment:

	December 31, 2010
	Loans Past Due and Still Accruing
(Dollars in thousands)	31-60 Days	61-90 Days	Total	Non-Accrual Loans	Current Loans	Total Loans
Commercial loans:
SBA	$855	$96	$951	$619	$14,210	$15,780
Affiliates	—	—	—	—	6,914	6,914
Other	—	—	—	7,042	7,052	14,094

	855	96	951	7,661	28,176	36,788
Portfolio asset loans:
Affiliates	—	—	—	—	9,867	9,867

Total loans (excluding loans held for sale)	$855	$96	$951	$7,661	$38,043	$46,655

        The following table presents additional information regarding the Company's impaired loans:

	Recorded Investment In:
(Dollars in thousands)	Impaired Loans Without a Related Allowance	Impaired Loans With a Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Valuation Allowance	Average Impaired Loans for the Year
Commercial loans:
SBA	$—	$619	$619	$656	$336	$478
Affiliates	—	—	—	—	—	432
Other	4,042	1,917	5,959	8,124	1,083	7,006

	4,042	2,536	6,578	8,780	1,419	7,916
Portfolio asset loans:
Affiliates	—	—	—	—	—	—

Total loans (excluding loans held for sale)	$4,042	$2,536	$6,578	$8,780	$1,419	$7,916

        The Company's recorded investment in impaired and non-accrual loans was $9.9 million at December 31, 2009. The allowance allocated to these loans totaled $0.4 million at December 31, 2009. The average recorded investment in impaired and non-accrual loans approximated $6.0 million at December 31, 2009.

7. Equity Investments

        The Company has non-marketable equity investments in Acquisition Partnerships and their general partners, and non-marketable equity investments in various servicing and operating entities, that are accounted for under the equity method of accounting—refer to Note 1(c). The condensed combined financial position and results of operations of the Acquisition Partnerships (which include the domestic

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

and foreign Acquisition Partnerships and their general partners) and the servicing and operating entities (collectively, the "Equity Investees"), are summarized as follows:

Condensed Combined Balance Sheets

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$329,690	$282,999

Liabilities	$28,319	$97,135
Net equity	301,371	185,864

	$329,690	$282,999

Servicing and operating entities:
Assets	$161,631	$134,384

Liabilities	$80,687	$79,375
Net equity	80,944	55,009

	$161,631	$134,384

Total:
Assets	$491,321	$417,383

Liabilities	$109,006	$176,510
Net equity	382,315	240,873

	$491,321	$417,383

Equity investment in Acquisition Partnerships	$54,477	$41,029
Equity investment in servicing and operating entities	52,732	30,462

	$107,209	$71,491

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

Condensed Combined Summary of Operations

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$38,306	$38,026
Costs and expenses	49,905	43,015

Net loss	$(11,599)	$(4,989)

Servicing and operating entities:
Revenues	$113,176	$78,028
Costs and expenses	77,066	78,202

Net earnings (loss)	$36,110	$(174)

Equity in loss of Acquisition Partnerships	$(5,741)	$(193)
Equity in earnings (loss) of servicing and operating entities	20,350	(71)

	$14,609	$(264)

        In 2010, the Company acquired controlling interests in eight German Acquisition Partnerships (December 2010), three domestic Acquisition Partnerships (March 2010), and a coal mine subsidiary (April 2010)—all of which it previously held a noncontrolling equity-method interest. As a result of these transactions, the Acquisition Partnerships and coal mine subsidiary converted from equity-method investments to consolidated subsidiaries of the Company. As such, the assets, liabilities and equity of these entities are not included in the applicable balance sheet tables above and below at December 31, 2010; and their results of operations since the respective transaction dates are not included in the applicable earnings tables above and below for 2010. Furthermore, in connection with the activity related to the coal mine subsidiary, the Company obtained a direct noncontrolling interest in an equipment subsidiary that was previously wholly-owned and consolidated by the coal mine subsidiary (obtained through a spin-off transaction effected by the coal mine subsidiary in April 2010). As such, the assets, liabilities and equity of this equipment subsidiary are included in the applicable balance sheet tables above and below at December 31, 2010; and its results of operations since the transaction date are included in the applicable earnings tables above and below for 2010. Refer to Note 3 for additional information related to these transactions.

        On June 30, 2010, the Company entered into an arrangement with a then-consolidated manufacturing subsidiary that resulted in the Company ceasing to have a controlling interest, but retaining a noncontrolling interest, in the entity. As a result, the manufacturing subsidiary converted to an equity-method investment from a consolidated subsidiary of the Company. As such, the assets, liabilities and equity of this manufacturing subsidiary are included in the applicable balance sheet tables above and below at December 31, 2010, and its results of operations since the transaction date are included in the applicable earnings tables above and below for 2010. Refer to Note 3 for additional information related to this transaction.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

        At December 31, 2010 and 2009, the Acquisition Partnerships held Purchased Credit-Impaired loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) with approximate carrying values of $274.6 million and $180.0 million, respectively.

        The combined assets and equity (deficit) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company's equity investments in those unconsolidated entities are summarized by geographic region below.

	December 31,
	2010	2009
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$195,434	$58,190
Operating entities	55,587	31,481
Latin America:
Acquisition Partnerships	127,707	139,214
Servicing entities	1,961	13,328
Europe:
Acquisition Partnerships	6,549	85,595
Servicing entities	104,083	89,575

	$491,321	$417,383

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

	December 31,
	2010	2009
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$191,859	$36,696
Operating entities	23,494	5,574
Latin America:
Acquisition Partnerships	110,854	115,768
Servicing entities	598	427
Europe:
Acquisition Partnerships	(1,342)	33,400
Servicing entities	56,852	49,008

	$382,315	$240,873

Company's carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$39,804	$13,575
Operating entities	15,427	1,659
Latin America:
Acquisition Partnerships	14,943	17,532
Servicing entities	2,840	2,677
Europe:
Acquisition Partnerships	(270)	9,922
Servicing entities	34,465	26,126

	$107,209	$71,491

        Revenues and earnings (losses) of the Equity Investees, and the Company's share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities that are considered to be significant Equity Investees of FirstCity at December 31, 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$15,262	$9,624
FC Crestone Oak LLC (operating entity)(1)	28,693	707
Other operating entities	26,424	29,388
Latin America:
Acquisition Partnerships	18,387	11,908
Servicing entity	9,462	10,064
Europe:
Acquisition Partnerships	4,657	16,494
MCS et Associes (servicing entity)	44,854	32,455
Other servicing entities	3,743	5,414

	$151,482	$116,054

Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$5,438	$2,758
FC Crestone Oak LLC (operating entity)(1)	23,969	(787)
Other operating entities	1,395	2,650
Latin America:
Acquisition Partnerships	(1,429)	(6,196)
Servicing entity	(1,469)	(2,082)
Europe:
Acquisition Partnerships	(15,608)	(1,551)
MCS et Associes (servicing entity)	12,849	119
Other servicing entities	(634)	(74)

	$24,511	$(5,163)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

7. Equity Investments (Continued)

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Company's equity in earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$(195)	$1,233
FC Crestone Oak LLC (operating entity)(1)	16,228	(219)
Other operating entities	74	1,159
Latin America:
Acquisition Partnerships	(662)	(828)
Servicing entity	(735)	(1,041)
Europe:
Acquisition Partnerships	(4,884)	(598)
MCS et Associes (servicing entity)	4,886	42
Other servicing entities	(103)	(12)

	$14,609	$(264)

(1)
FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

        At December 31, 2010, the Company had $23.2 million in Euro-denominated debt for the purpose of hedging a portion of the Company's net equity investments in Europe. Refer to Note 12 for additional information.

8. Servicing Assets—SBA Loans

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

8. Servicing Assets—SBA Loans (Continued)

        Changes in the Company's amortized servicing assets are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$1,115	$785
Servicing Assets capitalized	144	543
Servicing Assets amortized	(305)	(213)

Ending Balance	$954	$1,115

Reserve for impairment of servicing assets:
Beginning Balance	$(59)	$(63)
Impairments	(64)	(49)
Recoveries	5	53

Ending Balance	$(118)	$(59)

Ending Balance (net of reserve)	$836	$1,056

Fair value of amortized servicing assets:
Beginning balance	$1,162	$773
Ending balance	$921	$1,162

        The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 15.0% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). These assumptions are subject to change based on management's judgments and estimates of changes in future cash flows, among other things.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

9. Notes Payable

        Notes payable consisted of the following:

Notes payable to banks and other:	Interest Rate	Other Terms and Conditions	Outstanding Borrowings as of December 31, 2010	Outstanding Borrowings as of December 31, 2009
			(Dollars in thousands)
Bank of Scotland reducing note facility (includes $23.2 million denominated in Euros at December 31, 2010)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland's prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commercial Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$228,107	$—
Bank of Scotland $225 million revolving loan facility (included $24.8 million denominated in Euros at December 31, 2009)	LIBOR-indexed plus 2.5%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by by substantially all of FirstCity's consolidated subsidiaries, refinanced June 2010	—	182,324
Bank of Scotland $100 million revolving loan facility	LIBOR-indexed plus 2.0%	Secured by all assets of FH Partners LLC and guaranteed by FirstCity and certain of its consolidated subsidiaries, refinanced June 2010	—	58,506
BoS(USA) $25 million subordinated credit agreement	LIBOR + 5.0%	Secured by substantially all assets of FirstCity and certain subsidiaries and guaranteed by substantially all of FirstCity's consolidated subsidiaries, refinanced June 2010	—	25,000
Bank of Scotland (in Euros)[1]	EURIBOR + 1.75%	Secured by assets of HMCS-GEN Ltd, matures January 2011	13,528	—
WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	18,486	10,694
Banco Santander term loan[2] (denominated in Mexican pesos)	28-day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matured November 2010, commitment amount 142.2 million MXN	—	10,986
Bank of America term loan[3]	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity's consolidated railroad subsidiaries, matures March 2011	2,737	3,086
Bank of America $1 million revolving loan facility[3]	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity's consolidated railroad subsidiaries, matures March 2011	395	395
Bank of America term note	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd., matures November 2011	10,497	—
First National Bank of Central Texas	5.0% fixed through October 2013, then greater of prime plus 0.25% or 4.50%	Secured by assets of MPortfolio 2 LLC, matures October 2015	5,158	—
Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,361	7,452
B.E.S.V. term loans denominated in Euros	Various rates at 1-month Eurobor + 3.5% or 3-month Eurobor + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	5,016	5,433
Other notes and participations payable			1,749	2,012

			293,034	305,888
Notes payable to affiliates:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,631	7,838
HMCS Portfolio GmbH (in Euros)[4]	2.5% fixed	Unsecured, matures January 2011	662	—
MCS Et Associes, S. A. (in Euros)[4]	2.5% fixed	Unsecured, matures January 2011	3,512	—

			11,805	7,838

Total notes payable			$304,839	$313,726

[1]
This note payable was assumed by a wholly-owned subsidiary of FirstCity in connection with its acquisition of a controlling equity interest in HMCS-GEN (a former equity-method German acquisition partnership) and certain other German acquisition partnership entities in December 2010 (refer to Note 3). In January 2011, FirstCity purchased this debt from Bank of Scotland for $13.6 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

9. Notes Payable (Continued)

[2]
In October 2010, a letter of credit under the Company's Reducing Note Facility with Bank of Scotland was funded in the amount of $11.9 million, and the proceeds were used to pay-off this term note payable to Banco Santander. The entire amount of the funded letter of credit was added to the unpaid principal obligation of FirstCity's Reducing Note Facility with Bank of Scotland.

[3]
In March 2011, this debt was refinanced under substantially the same terms and extended to March 2016 (for the term loan) and March 2014 (for the revolving loan facility). In connection with the refinancing arrangement, FirstCity's consolidated railroad subsidiaries secured an additional $5.0 million loan commitment to finance capital acquisitions. This new acquisition loan facility matures in March 2013.

[4]
A wholly-owned subsidiary of FirstCity incurred this debt with these respective affiliated entities (equity-method investees of FirstCity) in December 2010 to finance a portion of its equity interest acquisitions in various German acquisition partnership entities (refer to Note 3). FirstCity repaid these affiliated notes payable in January 2011.

        Refer to Note 2 for a description of the terms related to the Company's Reducing Note Facility at December 31, 2010, and other matters concerning the Company's financings and liquidity.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2010, the Company was in compliance with these covenants. The aggregate principal maturities of the Company's notes payable for each of the five years subsequent to December 31, 2010 are as follows: $75.4 million in 2011, $108.5 million in 2012, $100.6 million in 2013, $5.2 million in 2015, and $15.1 million thereafter.

10. Stockholders' Equity

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

11. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is comprised of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(740)	$956
Net unrealized gains on securities available for sale(1)(2)	675	2,504

Total accumulated other comprehensive income (loss)	$(65)	$3,460

(1)
Includes $0.7 million at December 31, 2010 and $1.4 million at December 31, 2009 attributable to FirstCity's proportionate share of net unrealized gains recorded by an investee accounted for under the equity method of accounting.

(2)
Net of deferred foreign tax liabilities of $0.3 million at December 31, 2010.

12. Foreign Currency Exchange Risk Management

        We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company's business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company's net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At December 31, 2010, the Company carried $23.2 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

        At December 31, 2010, the carrying value and line item caption of the Company's non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

		Carrying Value at:
Non-Derivative Instrument in Net Investment Hedging Relationship	Balance Sheet Location	December 31, 2010	December 31, 2009
Euro-denominated debt	Notes payable to banks	$23,239	$24,824

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

12. Foreign Currency Exchange Risk Management (Continued)

        The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,
			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Non-Derivative Instrument in Net Investment Hedging Relationship
	2010	2009		2010	2009
Euro-denominated debt	$1,387	$4	Other income (expense)	$—	$—

13. Stock-Based Compensation

        The Company has three stock option and award plans for the primary benefit of its non-management directors and key employees—the 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan and the 2010 Stock Option and Award Plan. These plans are administered by the Compensation Committee of the Board of Directors and enable the Company to make stock awards up to a total of 1.1 million common shares (net of shares cancelled and forfeited) in various forms and combinations including incentive stock options, nonqualified stock options, performance-based awards and restricted stock. Shares subject to options granted under these plans that terminate without being exercised will become available for grant. At December 31, 2010, the Company had approximately 398,000 shares that were available to grant under these plans.

        Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company's stock-based compensation expense consists of stock options and restricted stock awards (2010 only). Accounting guidance on share-based payments requires companies to estimate the fair value of stock option awards on the date of the grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine fair value of its stock option awards. The Company determines fair value for restricted stock grants based on the grant-date fair value of our common stock. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company's historical experience and future expectations. The Company recorded stock-based compensation expense of $0.7 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively.

  Stock Options

        The Company's stock option awards are granted with an exercise price equal to the market price of FirstCity's common stock at the date of issuance. These stock option awards generally vest based on four years of continuous service from the date of grant and have ten-year contractual terms. Certain stock options issued to non-employee directors are exercisable immediately.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

13. Stock-Based Compensation (Continued)

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

        The following table sets forth the grant-date fair value of stock options awarded in 2009 using the Black-Scholes option-pricing model and the Company's underlying weighted average assumptions.

Year Ended December 31, 2009
Weighted average grant date fair value	$5.21 - $6.04
Volatility	78% - 92%
Risk-free interest rate	2.5%
Expected life in years	7.8 - 10
Dividend yield	Zero

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

13. Stock-Based Compensation (Continued)

        A summary of the Company's stock option activity for the years ended December 31, 2010 and 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at January 1, 2009	811,150	$6.24
Granted	300,000	6.93
Exercised	(187,250)	3.05
Expired	—	—
Forfeited	(2,500)	9.85

Options outstanding at January 1, 2010	921,400	$7.10
Granted	—	—
Exercised	(143,000)	2.00
Expired	(31,000)	9.09
Forfeited	—	—

Options outstanding at December 31, 2010	747,400	$7.99	6.49	$632

Options exercisable at December 31, 2009	601,900	$6.95

Options exercisable at December 31, 2010	520,150	$8.32	5.65	$395

        The total intrinsic value of stock options exercised during 2010 and 2009 was $0.8 million and $0.8 million, respectively. As of December 31, 2010, there was approximately $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

        A summary of the status and changes of FirstCity's non-vested shares as of December 31, 2010, and changes during 2010 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2010	319,500	$5.89
Granted	—	$—
Vested	(92,250)	$7.71
Forfeited	—	$—

Non-vested at December 31, 2010	227,250	$5.88

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

13. Stock-Based Compensation (Continued)

  Restricted Stock Awards

        In February 2010, the Company granted 28,890 restricted stock awards that vest in one installment on the first anniversary of the date of grant. The grant-date fair value of each award was $5.97—which was based on the grant-date fair value of our common stock. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. At December 31, 2010, the Company had 28,890 outstanding, unvested restricted stock awards with total unrecognized compensation cost of $14,000 to be recognized over a weighted average period of 0.1 years.

14. Income Taxes

        The Company's provision for income taxes from continuing operations for 2010 and 2009 consisted of the following:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
State current income tax expense	$682	$623
Federal current income tax benefit	—	(525)
Foreign current income tax expense	1,419	1,905
Foreign deferred income tax expense	151	179

Total	$2,252	$2,182

        The following table reconciles the Company's provision for income taxes to the expected income tax expense at the U.S. federal statutory income tax rate (computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes and non-controlling interest):

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Computed expected tax based on federal statutory rate	$5,164	$7,103
Increase (decrease) in taxes resulting from:
Expired net operating loss carryforward	14,653	29,963
Change in valuation allowance	(20,567)	(37,066)
Inclusion of income attributable to noncontrolling interest in an 80%-owned subsidiary	1,226	—
Other	(476)	—
State and foreign income tax, net of federal income tax benefit	2,252	2,182

	$2,252	$2,182

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

14. Income Taxes (Continued)

        The following table displays the significant components of our U.S. deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets (liabilities):
Basis difference in Acquisition Partnership investments	$20,257	$15,889
Intangibles, principally due to differences in amortization	291	324
Basis difference in fixed assets	208	123
Foreign non-repatriated earnings	(5,603)	(4,434)
Other	(2,317)	(2,462)
Capital loss carryforwards	16,013	16,013
Federal net operating loss carryforwards	19,394	43,520

Total deferred tax assets, net	48,243	68,973
Valuation allowance	(48,243)	(68,973)

Net deferred tax assets	$—	$—

        At December 31, 2010 and 2009, the Company also had deferred foreign tax liabilities of $0.3 million and $0.2 million, respectively, included in "other liabilities" in its consolidated balance sheets.

        The Company recognizes deferred tax assets and liabilities in both U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2010 and 2009, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

14. Income Taxes (Continued)

deferred tax valuation allowance established at December 31, 2010, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $55.4 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. At December 31, 2010, the expiration dates of the Company's net operating loss carryforwards are as follows: $0.2 million in 2011; $5.8 million in 2012; and $49.4 million from 2018 through 2027. In addition, the Company's capital loss carryforwards of $16.0 million expire in 2011.

        The Company accounts for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. The difference between the benefit recognized for a position in accordance with this accounting model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit ("UTB").

        The gross amount of UTBs on uncertain tax positions as of December 31, 2010 approximated $299,000, which if recognized, would impact the Company's effective income tax rate. A reconciliation of unrecognized tax benefits for 2010 follows:

Balance at December 31, 2008	$349
Payments and settlements	(50)
Lapse of statute of limitations	—

Balance at December 31, 2009	299
Payments and settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2010	$299

        The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At December 31, 2010, interest and penalties of $108,000 are included in "Other liabilities" as income taxes payable.

        FirstCity currently files tax returns in approximately 35 states, and one of its consolidated subsidiaries is currently being examined in two states for the year 2004. Tax year 1995 and subsequent years are open to federal examination, and tax year 2006 and subsequent years are open to state examination.

15. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

15. Employee Benefit Plan (Continued)

defined maximum. The Company's contributions to the 401(k) plan were $226,000 in 2010 and $193,000 in 2009.

16. Leases

        The Company leases its corporate headquarters under a non-cancellable operating lease. The lease calls for monthly payments of $16,000 through October 31, 2015, then monthly payments of $17,250 from November 1, 2015 through its expiration in October 2020. Rental expense under this lease was $152,000 for 2010 and $144,000 for 2009. The Company also leases office space and equipment under operating leases expiring in various years prior to 2016. Rental expense under these leases for 2010 and 2009 was $682,000 and $769,000, respectively. As of December 31, 2010, the future minimum lease payments under all non-cancellable operating leases are as follows: $690,000 in 2011; $415,000 in 2012; $270,000 in 2013; $197,000 in 2014; $199,000 in 2015; and $1,000,000 thereafter.

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

December 31, 2010 and 2009

17. Fair Value (Continued)

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

  Assets Measured at Fair Value on a Recurring Basis

        The table below presents the Company's balances of assets measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009. The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2010 and 2009.

	At December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,106	—	—	$1,106
Asset-backed security	—	—	2,605	2,605

	$1,106	—	2,605	$3,711

	At December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment security available for sale:
Asset-backed security	$—	—	1,836	$1,836

        The Company measures fair value for its marketable equity investment using quoted market prices in an active exchange market for identical assets (Level 1 measurement). The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique for these assets because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible and frequently released to the public. At December 31, 2010, the carrying value of the Company's marketable equity security (at fair value) approximated $1.1 million. At December 31, 2010 and 2009, the carrying values of the Company's asset-backed securities (at fair value) approximated $2.6 million and $1.8 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

17. Fair Value (Continued)

        The table below summarizes the changes to the Company's Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$1,836	$5,251
Total net gains (losses) for the period included in:
Net income	3,283	—
Other comprehensive income (loss)	(654)	1,075
Purchases, sales, issuances and settlements, net	(1,902)	(4,490)
Foreign currency translation adjustments	42	—
Net transfers into Level 3	—	—

Balance, end of period	$2,605	$1,836

        There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2010 and 2009.

  Assets Measured at Fair Value on a Non-Recurring Basis

        The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis that were still on the Company's consolidated balance sheet at December 31, 2010 and 2009, the following table provides the fair value hierarchy and the carrying value of the related individual assets at each respective period end:

	Carrying Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$354	$354
Loans receivable—SBA held for investment(1)	—	—	699	699
Loans receivable—other(1)	—	—	1,917	1,917
Real estate held for sale(2)	—	11,048	—	11,048
Real estate held for investment(3)	—	6,959	—	6,959

	Carrying Value at December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$12,460	$12,460
Loans receivable—SBA held for investment(1)	—	—	829	829
Real estate held for sale(2)	—	7,231	—	7,231

(1)
Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

17. Fair Value (Continued)

(2)
Represents the carrying value of foreclosed real estate properties that were impaired and measured at fair value subsequent to their initial classification as foreclosed assets.

(3)
Represents the carrying value of a real estate property held for investment that was impaired and measured at fair value subsequent to acquisition.

        The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company's results of operations during the respective period:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Portfolio Assets—loans(1)	$(846)	$(1,301)
Loans receivable—SBA held for investment(1)	(354)	(499)
Loans receivable—other(1)	(1,168)	—
Real estate held for sale(2)	(1,973)	(1,858)
Real estate held for investment(3)	(1,922)	—

Total	$(6,263)	$(3,658)

(1)
Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)
Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)
Represents the carrying value of a real estate property held for investment that was impaired and measured at fair value subsequent to acquisition.

        The fair values of "Portfolio Assets—loans," "Loans receivable—SBA held for investment" and "Loans receivable—other," as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management's opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        The fair values of "Real estate held for sale" and "Real estate held for investment," as measured on a non-recurring basis, are generally based on collateral valuations using observable inputs.

        We attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

17. Fair Value (Continued)

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

  Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

        In addition to the methods and assumptions we use to measure the fair value of financial instruments as discussed in the section above, we used the following methods and assumptions to estimate the fair value of our financial instruments that are not recorded at fair value in their entirety on a recurring basis in the Company's consolidated balance sheets. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. The amounts provided herein are estimates of the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e. not a forced transaction, such as liquidation or distressed sale). Because active markets do not exist for a significant portion of the Company's financial instruments, management used present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

        The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2010 and 2009 are as follows:

        Cash and Cash Equivalents:    The carrying amount of cash and cash equivalents approximated fair value at December 31, 2010 and 2009.

        Loans Receivable Held-for-Sale:    Loans receivable held-for-sale (primarily SBA loans held-for-sale) are carried on the Company's consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics, or prices of the Company's SBA loan transactions that were previously consummated and pending sales accounting treatment. At December 31, 2010 and 2009, the carrying amount of loans held-for-sale approximated $11.6 million and $0.8 million, respectively, and the estimated fair values approximated $12.8 million and $0.9 million, respectively.

        Loan Portfolio Assets and Loans Receivable:    Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

17. Fair Value (Continued)

amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management's estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At December 31, 2010 and 2009, the carrying amounts of Portfolio Assets—loans and loans receivable (including accrued interest) approximated $222.6 million and $253.0 million, respectively, and the estimated fair values approximated $331.1 million and $371.1 million, respectively.

        Servicing Assets:    The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with premium recourse provisions in which the servicing rights have not been capitalized. See Note 8 for the carrying amount and estimated fair values of servicing assets as of December 31, 2010 and 2009.

        Notes Payable to Banks and Other:    Management believes the interest rates and terms on its debt obligations approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at December 31, 2010 and 2009.

        Notes Payable to Affiliates:    Estimated fair value of the Company's notes payable to affiliates (including related interest payable) is determined at the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At December 31, 2010 and 2009, the carrying amounts of notes and interest payable to affiliates were $15.8 million and $10.3 million, respectively, and the estimated fair values approximated $11.5 million and $6.5 million, respectively.

18. Segment Reporting

        At December 31, 2010 and 2009, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

18. Segment Reporting (Continued)

resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of domestic and foreign investment entities formed with co-investors ("Acquisition Partnerships"). The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

        The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver"), which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in other types of investment activity including distressed debt transactions and leveraged buyouts. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 60 months.

        We evaluate the performance of our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments based primarily on the results of the segments without allocating certain corporate and administrative expenses and other items. "Corporate and Other" in the tables below represent the portions of our expenses (primarily salaries and benefits, accounting fees and legal expenses) and certain other items that are not allocable to our business segments.

        The following tables set forth summarized information by segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$66,387	$19,043	$134	$85,564
Costs and expenses	(52,750)	(19,832)	(7,968)	(80,550)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,693)	16,302	—	14,609
Gain on business combinations	4,595	—	—	4,595
Income tax expense	(1,501)	(660)	(91)	(2,252)
Net income attributable to noncontrolling interests	(10,282)	(3,143)	—	(13,425)

Earnings (loss) from continuing operations	4,756	11,710	(7,925)	8,541
Income from discontinued operations	—	3,962	—	3,962

Net earnings (loss)	$4,756	$15,672	$(7,925)	$12,503

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

18. Segment Reporting (Continued)

	Year Ended December 31, 2009
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$71,760	$7,683	$345	$79,788
Costs and expenses	(46,004)	(7,173)	(8,246)	(61,423)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,204)	940	—	(264)
Gain on business combinations	1,455	810	—	2,265
Income from lawsuit settlement	—	—	6,119	6,119
Income tax (expense) benefit	(2,574)	(118)	510	(2,182)
Net income attributable to noncontrolling interests	(5,173)	(386)	—	(5,559)

Net earnings (loss)	$18,260	$1,756	$(1,272)	$18,744

        Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues, equity in earnings of unconsolidated subsidiaries and other income from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as summarized as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Domestic	$42,432	$57,542
Latin America	9,576	10,445
Europe	12,686	2,553
Other	—	16

Total	$64,694	$70,556

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

18. Segment Reporting (Continued)

        Total assets for each segment and a reconciliation to total assets are as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Cash and cash equivalents	$46,597	$80,368
Restricted cash	1,207	1,364
Portfolio acquisition and resolution assets:
Domestic	241,589	225,406
Latin America	39,476	41,248
Europe	68,642	57,888
Special situations platform assets	50,765	41,688
Other non-earning assets, net	12,128	17,112

Total assets	$460,404	$465,074

19. Variable Interest Entities

        In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with entities that involve variable interests. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. In making the determination as to whether an entity is considered to be a variable interest entity ("VIE"), we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

        If an entity is determined to be a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we have the power to direct the activities of the VIE that most-significantly impact the entity's economic performance and we have the obligation to absorb losses or the right to receive returns that could be significant to the entity. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when more than one party has power, or more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant. We are required to continually assess whether we are the primary beneficiary and, therefore, may consolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership. If we cease to be deemed the primary beneficiary of a consolidated VIE, then we deconsolidate the VIE.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

19. Variable Interest Entities (Continued)

        The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

        Acquisition Partnership VIEs—The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make certain significant decisions about the Acquisition Partnership's activities. The voting interests for all but three of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for three Acquisition Partnership VIEs in which the Company and respective non-affiliated investors each hold equal ownership and voting interests. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required, but may provide additional liquidity alongside the non-affiliated investors to fund additional investments.

        Operating Entity VIEs—The Company has variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

        Special-Purpose Investment Entity VIEs—The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. A third-party creditor has recourse to FirstCity up to $75.0 million under a limited guaranty provision related to the debt of these entities, which is collateralized by their assets, only to the extent that such pledged assets of the Special-Purpose Investment Entity VIEs do not generate sufficient cash to service and repay the debt (see Note 8). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

19. Variable Interest Entities (Continued)

        The following table displays the carrying amount and classification of assets and liabilities of the Company's consolidated VIEs, for which the Company does not hold a majority voting interest, that are included in its consolidated balance sheet as of December 31, 2010. We record third-party ownership in these consolidated VIEs in "Noncontrolling interests" in our consolidated balance sheet.

Acquisition Partnership VIEs
(Dollars in thousands)
Cash	$6,006
Portfolio Assets, net	32,614
Other assets	25

Total assets of consolidated VIEs	$38,645

Total liabilities of consolidated VIEs	$469

        The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of December 31, 2010 related to the Company's variable interests in unconsolidated VIEs.

	Assets on FirstCity's Consolidated Balance Sheet
			FirstCity's Maximum Exposure to Loss(1)
Type of VIE	Loans Receivable	Equity Investment
	(Dollars in thousands)
Acquisition Partnership VIEs	$1,488	$(741)	$2,576
Operating Entity VIEs	8,366	(241)	8,125

Total	$9,854	$(982)	$10,701

(1)
Includes maximum exposure to loss attributable to FirstCity's debt guarantees provided for certain Acquisition Partnership VIEs.

20. Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and certain other related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from these affiliates approximated $8.0 million in 2010 and $8.2 million in 2009.

        FC Servicing and MCS et Associates ("MCS"), an equity-method investee of FirstCity in which FC Servicing has a direct 11.89% ownership interest, are parties to certain agreements in which FC Servicing provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Under these agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation services. MCS also pays consulting fees to FC Servicing and reimburses FC Servicing for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded fees from MCS in other income of $0.4 million in 2010 and 2009 each.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

20. Other Related Party Transactions (Continued)

        Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV ("FC Acquisitions"), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV ("MCS Trust") by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC ("BMX Holding III"), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At December 31, 2010 and December 31, 2009, the note receivable held by BMX Holding III had a carrying amount of $7.6 million and $7.8 million, respectively (included in "Loans receivable—affiliates" on the Company's consolidated balance sheet), and accrued interest of $4.0 million and $2.5 million, respectively (included in "Other assets, net" on the Company's consolidated balance sheet). At December 31, 2010 and December 31, 2009, the note payable to MCS Trust had a carrying amount of $7.6 million and $7.8 million, respectively (reported as "Notes payable to affiliates" on the Company's consolidated balance sheet), and accrued interest of $4.0 million and $2.5 million, respectively (included in "Other liabilities" on the Company's consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

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

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") filed a petition adding FH Partners (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation as defendants in a suit filed by the Obligors against State Bank and Cole Harmonson. FirstCity was subsequently served with notice of non-suit without prejudice in the suit in April 2007. The Obligors' claims related to alleged breaches by FH Partners and FC

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

21. Commitments and Contingencies (Continued)

Servicing in connection with an agreement related to a loan from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. The Obligors alleged that they entered into a line-of-credit with State Bank, and that due to an error by State Bank, the Obligors borrowed more on the line-of-credit than was allowed under the borrowing base under that agreement. Obligors alleged that State Bank agreed that the default would be cured if the Obligors pledged additional property to secure the loans. Obligors alleged that State Bank refused to honor its agreement concerning the pledge of the additional property and cure of the payment default. Obligors additionally asserted that FH Partners and FC Servicing were aware of State Bank's wrongful conduct and continued that conduct by failing to honor the agreement, and that FH Partners and FC Servicing were obligated to mitigate their damages. Obligors alleged that they sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FC Servicing. In October 2007, FH Partners filed a collection suit against the Obligors to recover the balance of the debt owed under the loans and loan agreement and to foreclose the security interests securing the loans. In September 2009, the Obligors filed a non-suit without prejudice of FH Partners and FC Servicing in the original suit filed against State Bank and other parties. The claims of the Obligors in the original suit have been raised as counterclaims in the collection suit initiated by FH Partners. The Obligors proceeded to trial in the original suit as to their claims against Prosperity Bank, the successor to State Bank, and Harmonson. The suit went to trial in October 2009, and the trial court ruled in favor of the defendants, finding that the Obligors' loan was in default prior to the sale of the loan to FH Partners. Prosperity Bank settled with the Obligors in exchange for their agreement to not appeal the court's ruling. FH Partners filed a motion for summary judgment to deny Obligor's claims for reformation and conspiracy in the collection suit, which was granted by the court in August 2010. However, the court denied FH Partners' additional motion to strike the jury demand filed by the Obligors (as the loan agreement contains an enforceable jury-waiver provision), which prompted FH Partners to file a writ of mandamus to compel the trial court to grant the motion. In its ruling on the mandamus appeal, the court of appeals ruled that FH Partners, as State Bank's assignee, owns the right to enforce the jury-waiver provision in the loan agreement. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Obligors' wrongdoing and the lack of any evidence of any wrongdoing on the part of FC Servicing or FH Partners, management believes that an unfavorable outcome in the lawsuit seems remote, and FH Partners intends to pursue collection of the loan.

  FCLT Litigation

        FirstCity, FCLT Loans Asset Corp. ("FCLT"), First-City National Bank of Houston, and JP Morgan Chase Bank were defendants in an interpleader suit filed by Prudential Financial, Inc. ("Prudential") in 2005. The suit disputed the ownership of approximately $18.6 million of proceeds from the sale of Prudential stock and dividends from the demutualization of Prudential in December 2000. The shares of Prudential stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust, to fund obligations to participants in the First City Bancorporation Employee Retirement Plan n connection with termination of the Plan and the Trust in 1987. Timothy J. Blair was subsequently added

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

21. Commitments and Contingencies (Continued)

as a third party defendant, as representative of a class of former employee beneficiaries, with an alleged interest in the demutualization proceeds.

        Following various court rulings and mediation proceedings, FirstCity, FCLT and Mr. Blair, individually and as representative of a class of former employee beneficiaries, entered into an agreement in 2009 which provided for the settlement of the pending lawsuit and provided for each party to receive one-third of the demutualization proceeds, which totaled approximately $18.6 million at the time of settlement, net of $0.3 million retained by JP Morgan to pay certain fees and expenses. In December 2009, FirstCity received approximately $6.1 million as its share of the settlement proceeds. The final settlement is non-appealable, and each party released the other parties from all claims related to the lawsuit.

  Investment Agreement with Värde Investment Partners, L.P.

        Effective April 1, 2010, FC Diversified and FC Servicing, wholly-owned subsidiaries of FirstCity, and Värde, entered into an Investment Agreement that provides, among other things, a "right of first refusal" provision. Pursuant to the Investment Agreement, FC Diversified and FC Servicing granted Värde a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which Värde has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and Värde (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified's determination. The Investment Agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde. The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

  Indemnification Obligation Commitments

        Strategic Mexican Investment Partners L.P. ("SMIP"), a wholly-owned subsidiary of FirstCity, Cargill Financial Services International Inc. ("CFSI"), and a Mexican acquisition partnership that is collectively owned by SMIP and CFSI (collectively, the "Sellers"), are parties to indemnification arrangements that originated in 2006 in connection with their respective sales of eleven Mexican portfolio entities to Bidmex Holding LLC ("Bidmex Holding") and a loan portfolio to a Bidmex Holding subsidiary. Bidmex Holding is a Mexican acquisition partnership that was formed by certain subsidiaries of American International Group, Inc. ("AIG Entities"), as the 85%-majority owner, and SMIP, as the 15%-minority owner, to acquire the interests of the portfolio entities and loan portfolio from the Sellers. In connection with these sales transactions, the Sellers made various representations and warranties concerning (i) the existence and ownership of the portfolio entities, (ii) the assets and liabilities of the portfolio entities, (iii) taxes related to periods prior to the sales transaction date, (iv) the operations of the portfolio entities, and (v) the ownership of the loan portfolio and existence of the underlying loans. The Sellers agreed to indemnify Bidmex Holding and AIG Entities from damages resulting from a breach of these representation and warranty conditions on basis according to their

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

21. Commitments and Contingencies (Continued)

respective ownership percentages in each Mexican portfolio entity, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that was not related to a particular portfolio entity. The indemnity obligation survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the Mexican portfolio entities. The Sellers are not required to make any payments as a result of the indemnity provisions until the aggregate amount payable exceeds certain thresholds (ranging from $25,000 for the loan portfolio transaction to $250,000 for the Mexican portfolio entities transaction). However, claims related to taxes and fraud are not subject to these thresholds. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company's consolidated results of operations, financial position or liquidity.

  Subordinated Equity Investment

        Bidmex Holding is a Mexican acquisition partnership that is 85%-owned by AIG Entities and 15%-owned by SMIP (see discussion above). A portion of SMIP's ownership interest (9%) in Bidmex Holding has the same priority and standing as AIG Entities' ownership interest (85%). However, SMIP's remaining 6% ownership interest is subordinate to the other 94% ownership interests in Bidmex Holding, which are entitled to receive the return of and a return on their contribution equivalent to a 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest. At December 31, 2010, the carrying value of SMIP's ownership interest in Bidmex Holding that is included in the Company's consolidated balance sheet as an equity-method investment approximated $10.8 million ($10.0 million for its 9% ownership interest tranche and $0.8 million for its 6% ownership interest tranche).

  Guarantees and Letters of Credit

        FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At December 31, 2010, the unpaid principal balance on this loan was $228.1 million. Refer to Note 2 for additional information.

        ABL has a $25.0 million revolving loan facility with WFCF (see Note 2). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL's obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At December 31, 2010, the unpaid principal balance on this loan facility was $18.5 million.

        FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from May 2011 to July 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At December 31, 2010, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial's underlying guaranties approximated $1.3 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

21. Commitments and Contingencies (Continued)

        Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.1 million at December 31, 2010. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At December 31, 2010, FirstCity had a letter of credit in the amount of $9.5 million from Bank of Scotland under the terms of FirstCity's loan facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $9.5 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        At December 31, 2009, FirstCity Mexico SA de CV ("FirstCity Mexico SA"), a wholly-owned Mexican affiliate of FirstCity, had a loan facility with Banco Santander, S.A. that allowed loans to be made in Mexican pesos. Pursuant to the terms of the loan facility, FirstCity Mexico SA was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. In October 2010, the letter of credit was funded in the amount of $11.9 million, and the proceeds were used to pay-off FirstCity Mexico SA's note payable to Banco Santander, S.A. The entire amount of the funded letter of credit was added to the unpaid principal obligation of FirstCity's Reducing Note Facility with Bank of Scotland (see Note 2).

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

  Limited-Life Subsidiaries

        At December 31, 2010, the estimated settlement value of the Company's non-controlling interests in consolidated limited-life subsidiaries approximated $1.9 million. The Company's carrying value of the non-controlling interests recognized on the consolidated balance sheet related to these limited-life subsidiaries approximated $0.3 million at December 31, 2010.

  Income Taxes

        We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

21. Commitments and Contingencies (Continued)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010 and 2009

22. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2010 and 2009:

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Revenues	$21,575	$29,961	$14,909	$19,119	$15,681	$20,661	$18,731	$24,714
Expenses	20,466	24,348	18,739	16,997	14,280	13,897	14,310	18,936
Equity in earnings (loss) of unconsolidated subsidiaries	2,229	1,816	9,962	602	(146)	1,198	421	(1,737)
Gain on business combinations	891	—	—	3,704	—	1,455	—	811
Income from lawsuit settlement	—	—	—	—	—	—	—	6,119
Income tax expense (benefit)	(486)	1,205	473	1,060	263	440	1,254	225
Earnings from continuing operations	4,715	6,224	5,659	5,368	992	8,977	3,588	10,746
Income (loss) from discontinued operations	—	4,643	(333)	(348)	—	—	—	—
Net earnings	4,715	10,867	5,326	5,020	992	8,977	3,588	10,746
Less: Net income attributable to noncontrolling interests	4,614	2,802	2,767	3,242	348	1,231	1,588	2,392
Net earnings to common stockholders	101	8,065	2,559	1,778	644	7,746	2,000	8,354
Basic earnings per share of common stock:
Earnings from continuing operations	$0.01	$0.35	$0.28	$0.20	$0.07	$0.79	$0.20	$0.84
Discontinued operations	$—	$0.46	$(0.03)	$(0.03)	$—	$—	$—	$—
Net earnings	$0.01	$0.81	$0.25	$0.17	$0.07	$0.79	$0.20	$0.84
Diluted earnings per share of common stock:
Earnings from continuing operations	$0.01	$0.34	$0.28	$0.20	$0.07	$0.76	$0.19	$0.80
Discontinued operations	$—	$0.46	$(0.03)	$(0.03)	$—	$—	$—	$—
Net earnings	$0.01	$0.80	$0.25	$0.17	$0.07	$0.76	$0.19	$0.80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited FirstCity Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010, and our report dated March 31, 2011, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 31, 2011

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

        We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2010, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as of December 31, 2010, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

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
10.57	—
Reducing Note Facility Agreement, dated June 25, 2010, among FirstCity Financial Corporation and FH Partners LLC, as Borrowers, FLBG Corporation, as Guarantor, Bank of Scotland plc and BoS(USA), Inc., as Lenders, and Bank of Scotland plc, acting through its New Your Branch, as Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.57 of the Company's Form 10-Q dated August 16, 2010)

Exhibit Number		Description of Exhibit
10.58	—	Limited Guaranty Agreement, dated June 25, 2010, by FirstCity Financial Corporation, as Guarantor, in favor of Bank of Scotland plc, acting through its New York Branch, as Agent, for the benefit of Bank of Scotland plc and BoS(USA), Inc., as Lenders and parties to the Reducing Note Facility Agreement dated June 25, 2010 (incorporated herein by reference to Exhibit 10.58 of the Company's Form 10-Q dated August 16, 2010)
10.59	—
Form of Investment Agreement, dated June 29, 2010, by and between FC Diversified Holdings LLC and FirstCity Servicing Corporation and Värde Investment Partners, L.P. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.59 of the Company's Form 10-Q dated August 16, 2010)
10.60	—
Securities Purchase Agreement, dated June 29, 2010, by and among FirstCity Financial Corporation and Värde Investment Partners, L.P. (incorporated herein by reference to Exhibit 10.60 of the Company's Form 10-Q dated August 16, 2010)
10.61	—
Form of Restricted Stock Award Agreement under the FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.61 of the Company's Form 10-Q dated August 16, 2010)
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 31, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	March 31, 2011
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 31, 2011
/s/ DANE FULMER Dane Fulmer	Director	March 31, 2011
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	March 31, 2011
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 31, 2011
/s/ F. CLAY MILLER F. Clay Miller	Director	March 31, 2011
/s/ W. P. HENDRY William P. Hendry	Director	March 31, 2011