Form 10-K/A
period 2010-12-31
FIRSTCITY FINANCIAL CORP
filed 2011-04-29
CIK 828678

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010 was $58,991,383 based on the closing price of the common stock of $6.66 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at April 15, 2011 was 10,375,590.

FIRSTCITY FINANCIAL CORPORATION

EXPLANATORY NOTE

        FirstCity Financial Corporation (the "Company," "FirstCity," "we" or "us") is filing this Amendment No. 1 on Form 10-K/A ("Amended Report") to its Annual Report on Form 10-K for the period ended December 31, 2010, which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2011 ("Original Report"), for the sole purpose of including disclosures under Part III, Items 10 through 14, of Form 10-K, which were not included in the Original Report. Our definitive proxy statement for our 2011 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

        Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of March 31, 2011 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

        In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        Information concerning each member of the FirstCity's Board of Directors (the "Board") is set forth below:

Name	Age	Position
Richard E. Bean	67	Chairman of the Board
C. Ivan Wilson	83	Vice Chairman of the Board
James T. Sartain	62	President, Chief Executive Officer and Director
Dane Fulmer	60	Director
Robert E. Garrison, II	69	Director
William P. Hendry	61	Director
D. Michael Hunter	68	Director
F. Clayton Miller	47	Director

        Richard E. Bean has served as a Director of FirstCity since its acquisition by merger (the "Merger") of First City Bancorporation of Texas, Inc. ("FCBOT") in July 1995 and Chairman of the Board since 2005. Since 1976, Mr. Bean has served as the Executive Vice President and a Director of Pearce Industries, Inc., a privately-held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio Committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of FCBOT. Mr. Bean is currently a Director, Chairman of the Audit Committee, and Chairman of the Compensation Committee of WCA Waste Corporation, a publicly-owned solid waste collection and disposal company, and a Director and Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly-owned financial services firm. Mr. Bean is also a stockholder and director of several private closely-held corporations. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant since 1968. Mr. Bean was selected to serve as a Director of FirstCity due to his wide-ranging experience, his depth of knowledge of FirstCity and his extensive financial experience. Mr. Bean qualifies as an "audit committee financial expert" under the SEC's guidelines.

        C. Ivan Wilson has served as Vice Chairman of the Board of FirstCity since the Merger. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas—Corpus Christi, one of FCBOT's banking subsidiaries. Mr. Wilson was selected to serve as a Director of FirstCity because of his significant understanding of the Company's business and his extensive experience in the financial services industry.

        James T. Sartain has served as a Director and President of FirstCity since the Merger and Chief Executive Officer since January 2001. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk Corporation. Mr. Sartain was selected to serve as a Director of FirstCity because of his understanding and deep institutional knowledge of the Company's business, his extensive employment experience with FirstCity and his significant industry and management expertise.

        Dane Fulmer has served as a Director of FirstCity since May 1999. Mr. Fulmer is an independent consultant and provides risk management services. From August 1995 until January 2004, Mr. Fulmer served as Executive Vice President and Director of Risk Management for John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1995, Mr. Fulmer served as Executive Vice President of Merchants Investment Center, a broker/dealer and investment advisory firm, and as portfolio manager for Merchants National, the parent company. Mr. Fulmer's experience includes management of investment securities for commercial banks and corporations, and he has over 38 years experience in managing financial assets. Mr. Fulmer's investment management expertise and extensive experience identifying and evaluating risks in corporate operations provides FirstCity with a skilled investment advisor and invaluable resource for assessing and managing risks and planning for corporate strategy.

        Robert E. Garrison, II has served as a Director of FirstCity since May 1999. Mr. Garrison currently serves as Chairman of the Audit Committee and director of Crown Castle International (a publicly-owned company that is an independent owner and operator of shared wireless infrastructures), and as a director of Prosperity Bank (a bank subsidiary of Prosperity Bancshares, Inc., a publicly-owned financial holding company). In addition, Mr. Garrison is the Chairman of the Executive Committee of Sanders Morris Harris Group ("SMHG"), a publicly-owned financial services company. From January 1999 until February 2009, Mr. Garrison served as President of SMHG. Mr. Garrison previously served as Executive Vice President and a director of Harris Webb & Garrison, and also served as Chairman, Chief Executive Officer, and a director of Pinnacle Management & Trust Co. (Mr. Garrison co-founded both of these investment companies in 1994). Mr. Garrison is also a stockholder and director of several private closely-held corporations. Mr. Garrison has over 40 years experience in the securities industry and is a Chartered Financial Analyst. As the Chairman of the Audit Committee of a public company and former principal executive officer of another public company, Mr. Garrison provides invaluable insight and guidance on the issues of corporate strategy and risk management.

        William P. Hendry has served as a Director of FirstCity since August 2010. Mr. Hendry has more than 30 years experience in the banking industry and headed Bank of Scotland's operations in the United States before it was acquired in 2009 by Lloyds Banking Group. He launched W.P. Hendry and Associates in February 2009, a bank consulting firm that handles complex business and lending issues. Mr. Hendry has held senior banking positions in Scotland, Northern Ireland, Canada, the Middle East, Africa and the United States. Mr. Hendry has extensive experience in mergers and acquisitions, most notably at Drive Financial Services (a national subprime auto lender) where he led HBOS plc's investment analysis group in 2000, then becoming Chairman of the Board until the business was sold to Banco Santander in 2006. Mr. Hendry holds an MBA from the University of Strathclyde and completed advanced management programs at Wharton Business School and Harvard Business School. Mr. Hendry is an experienced leader whose numerous management positions and global experiences in the financial services sector have provided him with an abundance of skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on our Board.

        D. Michael Hunter has served as a Director of FirstCity since August 2005. From March 2005 until April 2008, Mr. Hunter served as the Vice Chairman of the Board of Directors of Prosperity Bancshares, Inc. (a publicly-owned financial holding company) and served as a director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. in March 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bancshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served 24 years with FCBOT. Mr. Hunter is an experienced leader of major banking organizations and brings to the Board of Directors of FirstCity strong executive management skills and experience serving on the boards of other public companies.

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

Board of Directors and Committee Information

        The Board is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. The basic responsibility of the Board is to oversee the management of the businesses and affairs of FirstCity. The Board held five meetings during 2010. Each director who served on the Board in 2010 attended at least 75% of the total number of meetings held by the Board and at least 75% of the meetings of the Board committees of which he was a member in 2010.

        To assist the Board in performing certain of its responsibilities, the Board has established the following standing committees: Audit Committee; Compensation Committee; Nominating and Corporate Governance Committee; and Executive Committee. Further information concerning the Board's standing committees appears below.

        Audit Committee.    The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2010. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2010, the Audit Committee held four meetings.

        The Audit Committee is primarily concerned with the integrity of the Company's consolidated financial statements, the effectiveness of the Company's internal control over financial reporting, the Company's compliance with legal and regulatory requirements, the independence, qualifications and performance of the independent auditors, and the objectivity and performance of the Company's internal audit function.

        The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of financial reporting. Its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing:

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

        The Board has determined that at least one member of the Audit Committee, Mr. Bean, is an "audit committee financial expert" as defined in SEC regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison, Hunter and Miller during 2010. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act, and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2010, the Compensation Committee held four meetings.

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

  •
  Administer the Company's incentive compensation and stock option and other equity-based plans; and

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

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2010. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the "Investors" section. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the President and Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2010, the Nominating and Corporate Governance Committee held one meeting, and took action on one occasion by unanimous consent.

        Executive Committee.    The Executive Committee consisted of Messrs. Sartain (Chairman) and Bean during 2010. Subject to certain limitations specified by the Company's bylaws and the Delaware General Corporate Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2010, the Executive Committee held no meetings, but did take action on five occasions by unanimous consent.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.fcfc.com under the "Investors" section. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website, unless otherwise required by NASDAQ listing standards to disclose any waiver in a Current Report on Form 8-K. The information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Executive Officers

        Information concerning the executive officers of FirstCity, who do not serve on the Board, is set forth below:

Name	Age	Position
Jim W. Moore	60	Executive Vice President, Chief Operating Officer, and Director of Servicing
J. Bryan Baker	50	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	53	Senior Vice President, Director of Acquisitions
Joe S. Greak	62	Senior Vice President, Director of Tax
James C. Holmes	54	Senior Vice President, Treasurer, and Director of Finance
Mark B. Horrell	48	Vice President

        Jim W. Moore serves as Executive Vice President and Chief Operating Officer, and is also the Director of Servicing. Mr. Moore rejoined FirstCity in February 2008 after spending the previous seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP ("Drive"), a national subprime auto indirect lender with a managed portfolio exceeding $5 billion. Mr. Moore served in various capacities at Drive including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior-level officer prior to the formation of Drive, which resulted as part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore's past experiences also include serving as the President of three different Texas commercial banks. Mr. Moore has more than 35 years of financial services and banking experience.

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

        Terry R. DeWitt has served as Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since the Merger, and he currently serves as the Director of Acquisitions. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk Corporation from 1992 to the Merger. Prior to 1992, Mr. DeWitt served in executive management roles, including President, with three different Texas commercial banks. Mr. DeWitt has more than 25 years of financial services and banking experience.

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

        James C. Holmes has served as Senior Vice President of FirstCity since the Merger, and currently serves as the Treasurer (since 1993) and Director of Finance (since June 2008). Prior to the Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes served as Vice President in commercial lending for a Texas commercial bank. Mr. Holmes has more than 25 years of experience in the financial services and banking sector.

        Mark B. Horrell has served as Vice President of FirstCity since 2008 and currently serves as the co-head of the U.S. acquisition platform. Previous to his employment at FirstCity, Mr. Horrell spent 10 years as an organizing partner, principal and portfolio manager in various private investment fund vehicles focused on the purchase and management of a wide array of securities including fixed income and equity investment instruments. Prior to his fund creation and management tenure, Mr. Horrell served for 15 years as a commercial banker in various capacities at an Oklahoma commercial bank, including Investment Portfolio Manager and Loan Review Manager. Mr. Horrell received a BBA and MBA from the University of Oklahoma, and is a Certified Public Accountant and Registered Investment Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of their ownership, and any changes in that ownership, with the SEC. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely on our review of such reports and written representations from certain reporting persons that no other reports were required, we believe that for the fiscal year ended December 31, 2010, our executive officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements, except as shown in the table below:

Name	Number of late reports	Number of transactions not reported timely	Known failure to file report
Richard E. Bean	1	1	None
Dane Fulmer	1	1	None
Robert E. Garrison, II	1	1	None
William P. Hendry	1	None	None
D. Michael Hunter	1	1	None
F. Clay Miller	1	1	None
C. Ivan Wilson	1	1	None

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain information concerning compensation for fiscal years 2010 and 2009 to (1) the Company's Chief Executive Officer and the Company's other two most-highly compensated executive officers (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	(1) Option Awards ($)	(2) Non-Equity Incentive Plan Compensation ($)	(3) All Other Compensation ($)	Total Compensation ($)
James T. Sartain,	2010	500,000	—	276,000	16,876	792,876
President and Chief Executive	2009	500,000	296,850	370,000	16,876	1,183,726
Officer
Terry R. DeWitt,	2010	300,000	—	254,000	5,328	559,328
Senior Vice President	2009	300,000	207,795	325,000	5,328	838,123
James C. Holmes,	2010	300,000	—	254,000	5,328	559,328
Senior Vice President	2009	300,000	148,425	200,000	5,328	653,753

(1)
These amounts represent the aggregate grant-date fair value of stock option awards, calculated in accordance with the FASB's accounting guidance on share-based payments. Refer to Note 13 to the consolidated financial statements in the Original Report for a discussion of the relevant assumptions used in calculating these amounts.

(2)
This column reports the cash portion of the bonus earned by the Named Executive Officers in 2009 and 2010 under the Company's management bonus plans and paid in March 2010 and March 2011, respectively.

(3)
The total amounts included under "All Other Compensation" for 2010 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplemental Life"), and (c) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 2010 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$2,376	$10,000	$16,876
Terry R. DeWitt	4,500	828	—	5,328
James C. Holmes	4,500	828	—	5,328

        In March 2011, the Compensation Committee subjectively evaluated the Company's overall performance against the guidelines set for 2010 under the Company's management bonus plan and determined that the Company's goals were achieved or exceeded. The Compensation Committee concluded that overall Company performance for the year met or exceeded expectations and wanted to also recognize significant efforts on behalf of certain members of the management team during the year to achieve this performance. The Compensation Committee awarded cash and restricted stock bonuses to the Named Executive Officers. The restricted stock will vest three years from the date of the grant.

        The cash bonuses were paid in March 2011 and are included in the Summary Compensation Table for 2010 above under the Non-Equity Incentive Plan Compensation column. The shares of restricted stock were granted in March 2011 and, therefore, in accordance with SEC rules, do not appear in the Summary Compensation Table for 2010. Following are the number of shares of restricted stock that were granted to our Named Executive Officers in March 2011: Mr. Sartain—13,056 shares; Mr. DeWitt—12,052 shares; and Mr. Holmes—12,052 shares.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on the holdings of stock options by the Named Executive Officers as of December 31, 2010. This table includes unexercised and unvested stock option awards. Each equity grant is shown separately for each Named Executive Officer. The vesting schedule for each grant is shown following this table, based on the option award grant date.

		Number of Shares Underlying Unexercised Options (#)
	Option Grant Date			Option Exercise Price ($)	Option Expiration Date
Name		Exercisable(1)	Unexercisable
James T. Sartain	5/13/2004	37,500	—	$7.25	5/13/2014
	10/12/2005	11,000	—	$11.33	10/12/2015
	8/13/2009	12,500	37,500	$6.93	8/13/2019
Terry R. DeWitt	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	6,000	2,000	$9.85	10/11/2017
	8/13/2009	8,750	26,250	$6.93	8/13/2019
James C. Holmes	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	6,000	2,000	$9.85	10/11/2017
	8/13/2009	6,250	18,750	$6.93	8/13/2019

(1)
Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

Potential Payments Upon Termination or Change-In-Control

        Our Named Executive Officers are entitled under the Company's stock option and award plans to certain rights upon a "change in control" event that impacts the Company. The events that are deemed to constitute a change in control were selected because each reflects a circumstance in which a new person or group would be expected to obtain control or effective control over our policies and direction. In those circumstances, the Compensation Committee believes it would be appropriate to provide management the benefit of the awards that have been conveyed prior to such event and to waive the service and other conditions applicable to management's rights to such awards, because such change could reasonably be expected to materially alter our policies and objectives, and/or result in a material change in the composition of management.

        In the event of a Change in Control (as defined below), the Named Executive Officers have certain rights in regard to their stock options and restricted stock under the Company's stock option and award plans:

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

        A "Change in Control" is defined as follows:

  (1)
  an acquisition by any person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of common stock or voting securities of FirstCity entitled to vote generally in the election of directors; provided that, such acquisition would result in such person beneficially owning 25% or more of common stock or 25% or more of the combined voting power of the Company's voting securities; and provided further that, immediately prior to such acquisition such person was not a direct or indirect beneficial owner of 25% or more of common stock or 25% or more of the combined voting power of FirstCity's voting securities, as the case may be; or

  (2)
  the consummation of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, or the consummation of the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction; or

  (3)
  a change in the composition of the Board such that the individuals who, constitute the Board cease for any reason to constitute at least a majority of the Board; provided that, any individual who becomes a member of the Board whose election, or nomination for election by the Company's stockholders, was approved by at least a majority of those individuals who are members of the Board and who were also members of such incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of such incumbent Board; and provided further that, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest

    (within the meaning of Rule 14a-11 of Regulation 14A under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board shall not be so considered as a member of such incumbent Board.

        The following table summarizes the potential change in control benefits under the Company's stock option and award plans the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2010.

Name		Change in Control
James T. Sartain	Stock option acceleration(1)	$177,403
Terry R. DeWitt	Stock option acceleration(1)	$134,410
James C. Holmes	Stock option acceleration(1)	$98,951

(1)
We valued the stock option vesting acceleration modifications in accordance with FASB's accounting guidance on share-based payments.

Director Compensation Table

        The following table sets forth information regarding the compensation of FirstCity's outside directors for the fiscal year ended December 31, 2010.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Total ($)
Richard E. Bean	45,000	28,746	—	73,746
C. Ivan Wilson	35,000	28,746	—	63,746
Dane Fulmer	35,000	28,746	—	63,746
Robert E. Garrison, II	30,000	28,746	—	58,746
William P. Hendry	15,000	—	—	15,000
D. Michael Hunter	30,000	28,746	—	58,746
F. Clayton Miller	30,000	28,746	—	58,746

(1)
James T. Sartain is not included in this table as he is an employee of FirstCity and, accordingly, received no compensation for his services as a director. Mr. Sartain's compensation, as an employee of FirstCity, is shown in the Summary Compensation Table above.

(2)
During 2010, FirstCity's non-employee directors each received an annual retainer of $30,000 (paid in quarterly installments). The chair of the Audit Committee received an additional annual retainer of $10,000 (paid in quarterly installments), and the chairs of the Board, Nominating and Corporate Governance Committee, and Compensation Committee each received an additional annual retainer of $5,000 (paid in quarterly installments). Amounts shown in the table above reflect the annual retainer paid to each director as described herein. A director receives a pro-rated amount of the annual retainer for service on the Board and, if applicable, as a committee chair, based on the portion of the year the director served.

(3)
Certain of FirstCity's non-employee directors were each granted 4,815 restricted shares of FirstCity common stock for their service as a director for 2010 under the FirstCity Financial Corporation 2006 Stock Option and Award Plan. These amounts are computed in accordance with the FASB's accounting guidance on share-based payments (refer to

  Note 13 to the consolidated financial statements in the Original Report for a discussion of the terms of these awards and relevant assumptions used in calculating these amounts).

(4)
No stock options were granted to FirstCity's non-employee directors in 2010. The aggregate number of stock options outstanding to non-employee directors at December 31, 2010 from awards granted in prior years are as follows: Richard E. Bean—30,000; C. Ivan Wilson—35,000; Dane Fulmer—23,750; Robert E. Garrison, II—25,000; D. Michael Hunter—25,000; and F. Clayton Miller—20,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the common stock owned on April 15, 2011 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than 5% of our common stock outstanding as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers, and (4) all of the Company's directors and executive officers as a group. Except as otherwise indicated, all shares of the common stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class
	Directors and Executive Officers(1):
Common Stock	James T. Sartain	645,978		6.19%
Common Stock	Richard E. Bean	339,042		3.26%
Common Stock	Robert E. Garrison, II	155,259		1.49%
Common Stock	Dane Fulmer	115,459		1.11%
Common Stock	C. Ivan Wilson	79,229		*
Common Stock	D. Michael Hunter	68,709		*
Common Stock	F. Clayton Miller	28,709		*
Common Stock	William P. Hendry	3,894		*
Common Stock	Terry R. DeWitt	219,612		2.11%
Common Stock	James C. Holmes	120,409		1.16%
Common Stock	All directors and executive officers as a group (13 persons)	1,990,494		18.52%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. and William Nasgovitz 789 North Water St. Milwaukee, WI 53202	1,505,100	(3)	14.51%
Common Stock	First Manhattan Co. 437 Madison Avenue New York, NY 10022	1,007,843	(3)	9.71%
Common Stock	Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	665,281	(3)	6.41%

*
Less than 1%

(1)
The business mailing address of each such person is P. O. Box 8216, Waco, Texas 76714.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—61,000; Richard E. Bean—30,000; Robert E. Garrison, II—25,000; Dane Fulmer—23,750; C. Ivan Wilson—35,000; D. Michael Hunter—25,000; F. Clayton Miller—20,000; Terry R. DeWitt—37,750; James C. Holmes—35,250; and all directors and executive officers as a group (14 persons)—372,000.

(3)
Based on information contained in statements filed with the SEC by the respective reporting persons. The amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc. and William Nasgovitz	13G/A	12/31/2010	—	1,432,750	—	1,505,100
First Manhattan Co.	13G/A	12/31/2010	23,900	892,007	23,900	983,943
Dimensional Fund Advisors LP	13G/A	12/31/2010	660,607	—	665,281	—

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

(1)
Issuable shares of our common stock available under the Company's 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan, and the 2010 Stock Option and Award Plan

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

        As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hendry, Hunter, Miller and Wilson are independent directors under the NASDAQ Stock Market Rules. Mr. Sartain, the Company's President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company. Mr. Bean, an independent director, serves as Chairman and presides over executive sessions of the non-employee directors.

Transactions and Relationships Involving Our Directors and Executive Officers

        The Company owns equity interests in various asset portfolios and other investments through investment entities formed with one or more other co-investors ("Acquisition Partnerships"). Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the Acquisition Partnerships, but receive no additional compensation for serving in such capacity. The Company provides asset servicing services to certain of the Acquisition Partnerships pursuant to servicing agreements between the Company and the Acquisition Partnerships. Service fees derived from such affiliates totaled $8.0 million for 2010.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2010 and 2009 for these various services were:

	2010	2009
Audit fees	$1,120,927	$1,120,535
Audit-related fees	—	7,500
Tax fees	—	—
All other fees	—	—

Total	$1,120,927	$1,128,035

        Audit Fees.    Audit fees include fees and related expenses ($120,000 and $128,000 for 2010 and 2009, respectively), for professional services rendered by our independent registered public accounting firm for the annual audit of our consolidated financial statements (and the financial statements of certain subsidiaries) and of our internal control over financial reporting, the quarterly review of our financial statements, and services that are normally provided in connection with statutory and regulatory filings.

        Audit-Related Fees.    Audit-related fees in 2009 consist of professional services rendered by KPMG related to the performance of other attestation services that are not otherwise reported under Audit Fees.

        Tax Fees.    We did not engage KPMG for tax services for fiscal years 2010 and 2009.

        All Other Fees.    We did not engage KPMG for other professional services for fiscal years 2010 and 2009.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        1.     Financial Statements

        The information required in this item was included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

        2.     Financial Statement Schedules

        The information required in this item was included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP
31.1**	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed as an exhibit to FirstCity's Annual Report on Form 10-K for the year ended December 31, 2010, as filed March 31, 2011.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2011	FIRSTCITY FINANCIAL CORPORATION
	By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer and Director (Duly authorized officer and Principal Executive Officer)
	By:	/s/ J. BRYAN BAKER J. Bryan Baker Senior Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial and Accounting Officer)