Form 10-Q
period 2011-03-31
FIRSTCITY FINANCIAL CORP
filed 2011-05-13
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock, par value $.01 per share, outstanding at May 4, 2011 was 10,375,590.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,939	$46,597
Restricted cash	1,228	1,207
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $46,226 and $45,162, respectively	148,443	172,976
Real estate held for sale	27,773	36,126
Real estate held for investment, net	6,855	6,959
Total Portfolio Assets	183,071	216,061
Loans receivable:
Loans receivable - affiliates	15,636	16,781
Loans receivable - SBA held for sale	7,769	11,608
Loans receivable - SBA held for investment, net of allowance for loan losses of $423 and $365, respectively	15,574	15,415
Loans receivable - other, net of allowance for loan losses of $1,083	13,003	13,011
Total loans receivable, net	51,982	56,815
Investment securities available for sale	6,609	3,711
Equity investments	102,956	107,209
Service fees receivable ($502 and $805 from affiliates, respectively)	573	897
Servicing assets - SBA loans	939	836
Other assets, net	27,023	27,071
Total Assets (1)	$427,320	$460,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$266,524	$293,034
Notes payable to affiliates	7,565	11,805
Other liabilities	24,565	30,825
Total Liabilities (2)	298,654	335,664
Commitments and contingencies (Note 18)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,875,590 and 11,779,464, respectively; shares outstanding: 10,375,590 and 10,279,464, respectively)	118	118
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	105,689	105,038
Accumulated deficit	(2,101)	(5,826)
Accumulated other comprehensive income (loss)	178	(65)
FirstCity Stockholders’ Equity	92,961	88,342
Noncontrolling interests	35,705	36,398
Total Equity	128,666	124,740
Total Liabilities and Equity	$427,320	$460,404

(1)   Our consolidated assets at March 31, 2011 and December 31, 2010 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $28.6 million and $29.8 million; Portfolio Assets, $167.1 million and $203.0 million; Loans receivable, $52.0 million and $56.8 million; Equity investments, $65.5 million and $67.3 million; various other assets, $31.7 million and $27.9 million; and Total assets, $344.9 million and $384.8 million, respectively.

(2)   Our consolidated liabilities at March 31, 2011 and December 31, 2010 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $31.5 million and $39.3 million; Other liabilities, $19.7 million and $23.4 million; and Total liabilities, $51.2 million and $62.7 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Finance and Servicing:
Servicing fees ($2,227 and $1,895 from affiliates, respectively)	$2,425	$2,003
Income from Portfolio Assets	12,840	11,463
Gain on sale of SBA loans held for sale, net	884	—
Interest income from SBA loans	349	268
Interest income from loans receivable - affiliates	738	954
Interest income from loans receivable - other	188	132
Other income	1,928	1,131
	19,352	15,951
Manufacturing and Railroad:
Operating revenues - manufacturing	—	4,359
Operating revenues - railroad	1,343	1,265
Other	87	—
	1,430	5,624
Total revenues	20,782	21,575
Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	3,583	3,042
Interest and fees on notes payable to affiliates	380	392
Salaries and benefits	5,149	5,071
Provision for loan and impairment losses	639	1,702
Asset-level expenses	1,414	1,621
Other	2,161	3,196
	13,326	15,024
Manufacturing and Railroad:
Cost of revenues and operating costs - manufacturing	—	4,836
Cost of revenues and operating costs - railroad	885	606
	885	5,442
Total costs and expenses	14,211	20,466
Earnings before other revenue and income taxes	6,571	1,109
Equity in earnings of unconsolidated subsidiaries	1,871	2,229
Gain on business combinations	—	891
Earnings before income taxes	8,442	4,229
Income tax expense (benefit)	602	(486)
Net earnings	7,840	4,715
Less: Net income attributable to noncontrolling interests	4,115	4,614
Net earnings attributable to FirstCity	$3,725	$101

Basic earnings per share	$0.36	$0.01
Diluted earnings per share	$0.36	$0.01

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net earnings	$7,840	$4,715
Other comprehensive income (loss):
Net unrealized loss on securities available for sale, net of tax	(57)	(1,020)
Foreign currency translation adjustments	691	(2,657)
Total other comprehensive income (loss)	634	(3,677)
Total comprehensive income	8,474	1,038
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(4,115)	(4,614)
Net unrealized loss (gain) on securities available for sale, net of tax	(20)	277
Foreign currency translation adjustments	(371)	1,050
Comprehensive income (loss) attributable to FirstCity	$3,968	$(2,249)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
	Common Stock	Treasury Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	101	—	4,614	4,715
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(743)	(277)	(1,020)
Foreign currency translation adjustments	—	—	—	—	(1,607)	(1,050)	(2,657)
Exercise of common stock options	—	—	50	—	—	—	50
Stock-based compensation expense	—	—	158	—	—	—	158
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(40)	(40)
Other activity	—	—	290	—	—	(290)	—
Investments in majority-owned entities	—	—	—	—	—	3,262	3,262
Distributions to noncontrolling interests	—	—	—	—	—	(12,981)	(12,981)
Balances, March 31, 2010	$115	$(10,923)	$103,824	$(18,228)	$1,110	$40,860	$116,758

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	3,725	—	4,115	7,840
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(77)	20	(57)
Foreign currency translation adjustments	—	—	—	—	320	371	691
Stock-based compensation expense	—	—	167	—	—	—	167
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	523	523
Distributions to noncontrolling interests	—	—	—	—	—	(5,929)	(5,929)
Balances, March 31, 2011	$118	$(10,923)	$105,689	$(2,101)	$178	$35,705	$128,666

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$7,840	$4,715
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net principal advances on SBA loans held for sale	(5,912)	(4,022)
Proceeds from sales of SBA loans held for sale, net	10,956	—
Proceeds applied to income from Portfolio Assets	1,594	1,904
Income from Portfolio Assets	(12,840)	(11,463)
Capitalized interest and costs on Portfolio Assets and loans receivable	(105)	(179)
Provision for loan and impairment losses	639	1,702
Foreign currency transaction losses (gains), net	(944)	526
Equity in earnings of unconsolidated subsidiaries	(1,871)	(2,229)
Gain on sale of SBA loans held for sale, net	(884)	—
Gain on sale of equity investments	(312)	—
Gain on business combinations	—	(891)
Depreciation and amortization	755	1,140
Net premium amortization of loans receivable	(66)	(86)
Stock-based compensation expense	167	158
Increase in restricted cash	(21)	(378)
Decrease in service fees receivable	324	139
(Increase) decrease in other assets	(217)	716
Deferred income tax expense (benefit)	443	(740)
Decrease in other liabilities	(3,564)	(2,077)
Net cash used in operating activities	(4,018)	(11,065)
Cash flows from investing activities:
Purchases of property and equipment, net	(162)	(195)
Cash paid for business combinations, net of cash acquired	—	(3,009)
Net principal advances on loans receivable	(201)	(1,075)
Net principal payments (advances) on SBA loans held for investment	(373)	333
Purchase of investment securities available for sale	(3,261)	—
Net principal payments on investment securities available for sale	543	648
Purchases of Portfolio Assets	(3,135)	(21,572)
Proceeds applied to principal on Portfolio Assets	47,917	35,136
Contributions to unconsolidated subsidiaries	(2,066)	(89)
Distributions from unconsolidated subsidiaries	10,272	2,924
Net cash provided by investing activities	49,534	13,101
Cash flows from financing activities:
Borrowings under notes payable to banks and other	15,027	22,474
Principal payments of notes payable to affiliates	(2,122)	—
Principal payments of notes payable to banks and other	(42,635)	(38,001)
Payments of debt issuance costs and loan fees	(167)	(935)
Proceeds from secured borrowings, net	(3,649)	2,277
Contributions from noncontrolling interests	—	3,262
Distributions to noncontrolling interests	(5,929)	(12,981)
Cash paid for subsidiary shares in noncontrolling interests	—	(40)
Proceeds from issuance of common stock	—	50
Net cash used in financing activities	(39,475)	(23,894)
Effect of exchange rate changes on cash and cash equivalents	301	(41)
Net increase (decrease) in cash and cash equivalents	6,342	(21,899)
Cash and cash equivalents, beginning of period	46,597	80,368
Cash and cash equivalents, end of period	$52,939	$58,469
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,937	$2,327
Income taxes, net of refunds	187	(87)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The interim results of operations disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. Certain amounts in the consolidated financial statements and disclosures for prior periods were reclassified to conform to the current period presentation. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, as amended (“2010 Form 10-K”).

The accompanying consolidated financial statements in this Form 10-Q include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities (“VIEs”). All significant intercompany transactions and balances have been eliminated in consolidation. We consolidate all VIEs where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board’s (the “FASB”) accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 15 for more information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company does not consolidate equity investments in 20%- to 50%-owned entities that are not VIEs where the Company does not have an effective controlling interest, or equity investments in 20%- to 50%-owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees’ operating and financial policies. The Company also accounts for its unconsolidated equity investments in less than 20%-owned entities under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities. These entities are formed generally to share in the risks and rewards in developing new markets as well as to pool resources. Under the equity method of accounting, the Company’s investment in these unconsolidated entities is carried at the cost of acquisition, plus the Company’s share of equity in undistributed earnings or losses since acquisition.

Out-of-Period Adjustments

In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. The adjustment was not material to our consolidated financial statements for the quarterly period ended March 31, 2010.

In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly period ended March 31, 2010.

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $50.7 million at March 31, 2011 (including $3.1 million of loans pending management’s post-purchase evaluation), and $64.5 million at December 31, 2010.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $61.3 million and $98.7 million at March 31, 2011 and December 31, 2010, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At March 31, 2011 and December 31, 2010, accumulated depreciation and amortization was not significant.

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

Loans Receivable

Loans Held for Sale

The portions of U.S. Small Business Administration (“SBA”) loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on what secondary markets are currently offering for loans with similar characteristics, or the contractual price for loan sales already consummated but which cannot be recognized as accounting sales until the expiration of a recourse period. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment (discussed below). Effective January 1, 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions had elapsed, the transaction was recorded as a sale and the resulting net gain on sale was recognized — which was based on the difference between the proceeds received and the allocated carrying value of the loan sold. However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements were accounted for initially as a sale, with the corresponding gain recognized at the time of sale. The gains recognized on these loan sales were based on the difference between the sales proceeds received and the allocated carrying value of the loans sold (which included deferred premiums and net origination fees and costs).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company has established an allowance for loan losses to absorb probable, estimable losses inherent in its portfolio of loans receivable held for investment. This allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics. Management’s determination of the adequacy of the allowance is a quarterly process and is based on evaluating the collectibility of the loans in light of various factors, as applicable, such as quality and composition of the loan portfolio segments, estimated future cash receipts of the borrower’s operations or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, industry concentrations and conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses experienced in the future may vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively.

In determining the appropriate level of allowance, management uses information to stratify its portfolio of loans receivable held for investment into loan pools with common risk characteristics. Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolio segments are generally disaggregated by accrual status (which is generally based on management’s assessment on the probability of default). Classes in the non-guaranteed SBA commercial loan portfolio segment are disaggregated based upon underlying credit quality. Certain portions of the allowance are attributed to loan pools based on various factors and analyses, including but not limited to, current and historical loss experience trends, collateral, region, current economic conditions, and industry concentrations and conditions. Loans deemed to be impaired, including loans with an increased probability of default as determined by management, are evaluated individually rather than on a pool basis as described above. We consider a loan to be impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan’s contractual terms (including scheduled interest payments). When management identifies a loan as impaired, we measure the impairment based on discounted future cash flows, except when foreclosure is probable or the source of repayment is the operation or liquidation of the collateral. In these cases, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. When a loan is determined to be impaired, we cease to accrue interest on the note and interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. When ultimate collectibility of the impaired note is in doubt, all collections are applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

Revenue Recognition for Contingent Service Fees

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue Recognition for Consolidated Railroad Operations

The Company’s consolidated railroad subsidiary (under its Special Situations Platform), which interchanges rail cars with connecting carriers and provides rail freight services for on-line customers, recognizes freight revenue at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

(2)  Recently Adopted and Recently Issued Accounting Guidance

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). We adopted this guidance for the quarterly period ended March 31, 2011. Since this guidance was disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Note 14 for additional information.

In January 2011, the FASB issued accounting guidance temporarily deferring the effective date for when public-entity creditors are required to provide new disclosures, which were addressed in previously-issued guidance regarding loan modifications (issued in July 2010), for troubled debt restructurings (“TDRs”). The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a TDR for creditors, which was issued in April 2011 by the FASB. This newly-issued guidance clarifies existing guidance used by creditors to determine when a loan modification represents a TDR, and requires new disclosures for TDRs. We will apply the clarified guidance and provide the new disclosures in the quarterly period ended September 30, 2011. We will apply the clarified definition to all loans modified after January 1, 2011. Any change to the allowance for loan losses arising from a modified loan being newly considered a TDR, and therefore impaired under applicable accounting literature, will be reported in the third quarter of 2011. While this guidance may increase the amount of the Company’s loans that are considered TDRs and will expand the Company’s disclosures on TDRs, we do not expect the adoption of this guidance to have a material effect on our financial condition and results of operations.

(3)  Business Combination

In March 2010, the Company acquired the remaining 50% ownership interest in three domestic Acquisition Partnerships for $4.4 million. As a result of this transaction, the Company’s ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The following table reflects the estimated fair value of the Acquisition Partnerships’ assets and liabilities that were included in the Company’s consolidated balance sheet on the acquisition date (in thousands):

Cash	$1,427
Portfolio Assets	21,765
Other assets	82
Total assets	$23,274

Notes payable to banks	$13,811
Other liabilities	235
Total liabilities	$14,046

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to accounting provisions applicable to business combinations, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the quarterly period ended March 31, 2010.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2011
	(Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$107,482	$422	$107,060
Business assets	15,728	244	15,484
Other	4,561	90	4,471
Latin America:
Commercial real estate	4,054	287	3,767
Residential real estate	6,233	—	6,233
Europe - commercial real estate	2,000	50	1,950
UBN loan portfolio - business assets:
Non-performing loans	47,019	45,084	1,935
Performing loans	1,188	—	1,188
Other	6,404	49	6,355
Total Loan Portfolios	$194,669	$46,226	148,443

Real Estate Portfolios:
Real estate held for sale, net			27,773
Real estate held for investment, net			6,855
Total Real Estate Portfolios			34,628

Total Portfolio Assets			$183,071

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
	(Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$117,534	$354	$117,180
Business assets	17,796	252	17,544
Other	4,889	90	4,799
Latin America:
Commercial real estate	4,013	260	3,753
Residential real estate	6,144	—	6,144
Europe - commercial real estate	18,046	866	17,180
UBN loan portfolio - business assets:
Non-performing loans	45,328	43,291	2,037
Performing loans	1,125	—	1,125
Other	3,263	49	3,214
Total Loan Portfolios	$218,138	$45,162	172,976

Real Estate Portfolios:
Real estate held for sale, net			36,126
Real estate held for investment, net			6,959
Total Real Estate Portfolios			43,085

Total Portfolio Assets			$216,061

Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland (see Note 8). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$12,327	$10,024
Purchased performing loans	92	60
UBN	87	544
Other	54	289
Real Estate Portfolios	280	546
Income from Portfolio Assets	$12,840	$11,463

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of March 31, 2011 and December 31, 2010. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from the Company’s decrease in its estimates of future cash flows. Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2011 and 2010 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,380	$12,923
Additions	—	—
Accretion	(1,531)	(1,904)
Reclassification (to) from nonaccretable difference	226	351
Disposals	(1,382)	(859)
Transfer (to) from non-accrual	21,273	(154)
Translation adjustments	14	(181)
Ending Balance	$19,980	$10,176

Acquisitions of Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2011 and 2010, respectively, are summarized in the table below:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Face value at acquisition	$4,137	$34,537
Cash flows expected to be collected at acquisition, net of adjustments	4,210	28,799
Basis in acquired loans at acquisition	3,104	18,114

During the three-month period ended March 31, 2011, the Company sold loan Portfolio Assets with an aggregate carrying value of $24.5 million — which includes $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde). FirstCity acquired a 13% beneficial interest in this securitization entity for $2.9 million, and accounts for this investment as an available-for-sale security (included in “Other assets” in our consolidated balance sheet at March 31, 2011). The Company sold loan Portfolio Assets with an aggregate carrying value of $0.8 million during the three-month period ended March 31, 2010.

For the three-month period ended March 31, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $0.5 million — which was comprised of a $0.4 million provision for loan losses, net of recoveries, and a $0.1 million impairment charge on real estate portfolios. For the three-month period ended March 31, 2010, the Company recorded a provision for loan losses on Portfolio Assets of $1.0 million, net of recoveries.

Changes in the allowance for loan losses related to our loan Portfolio Assets are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	236	147	—	17	—	—	—	400
Recoveries	(13)	—	—	—	—	(34)	—	(47)
Charge offs	(155)	(155)	—	—	(856)	—	—	(1,166)
Translation adjustments	—	—	—	10	40	1,827	—	1,877
Ending balance, March 31, 2011	$422	$244	$90	$287	$50	$45,084	$49	$46,226

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	878	10	8	61	204	—	51	1,212
Recoveries	(7)	—	—	—	—	(155)	(1)	(163)
Charge offs	(1,794)	(11)	—	—	—	155	(33)	(1,683)
Translation adjustments	—	—	—	2	(13)	(5,327)	—	(5,338)
Ending balance, March 31, 2010	$4,991	$393	$398	$163	$319	$53,297	$292	$59,853

The following table presents our recorded investment in loan Portfolio Assets by credit quality indicator. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by credit quality indicators based on the common risk characteristics (such as collateral type) that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

March 31,
2011
(Dollars in thousands)
Commercial real estate	$112,777
Business assets	18,607
Residential real estate	6,233
Other commercial	10,826
$148,443

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$7,488	$6,914
SBA, net of allowance for loan losses of $423 and $365, respectively	23,343	27,023
Other, net of allowance for loan losses of $1,083 and $1,083, respectively	13,003	13,011

Foreign - Portfolio asset loans:
Affiliates	8,148	9,867

Total loans, net	$51,982	$56,815

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$7,679	$11,470
Capitalized costs, net of fees	90	138
Carrying amount of loans, net	$7,769	$11,608

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$11,608	$821
Originations and advances of loans	5,939	4,029
Payments received	(27)	(7)
Capitalized costs	(49)	52
Loans sold, net	(9,702)	—
Ending Balance	$7,769	$4,895

Loans receivable — SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost for the three months ended March 31, 2011 and 2010.

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$15,627	$15,552
Discounts, net	(126)	(148)
Capitalized interest	135	1,377
Carrying amount of loans, net	$15,636	$16,781

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$16,781	$26,122
Advances	700	150
Payments received	(430)	(2,230)
Capitalized costs	(132)	49
Discount accretion, net	22	22
Loan transfer (1)	(1,402)	—
Foreign exchange gains (losses)	97	(297)
Ending Balance	$15,636	$23,816

(1)          Represents the sale and transfer of a loan to an affiliated entity as partial consideration for the repayment of a note payable to that affiliated entity.

Loans receivable — affiliates represent (1) advances to Acquisition Partnerships and other affiliates to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and (2) senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment). The Company recorded no provisions for impairment for the three-month periods ended March 31, 2011 and 2010. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$16,975	$16,719
Allowance for loan losses	(423)	(365)
Discounts, net	(1,137)	(1,075)
Capitalized costs	159	136
Carrying amount of loans, net	$15,574	$15,415

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$15,415	$15,445
Originations and advances of loans	680	478
Payments received	(333)	(817)
Capitalized costs	24	3
Change in allowance for loan losses	(58)	244
Discount accretion, net	(68)	57
Charge-offs	(86)	(254)
Ending Balance	$15,574	$15,156

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts, property, equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.1 million for the three-month period ended March 31, 2011. The impairment provision recorded by the Company for the three-month period ended March 31, 2010 was not significant. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$13,794	$13,863
Allowance for loan losses	(1,083)	(1,083)
Discounts, net	(3)	(15)
Capitalized interest and costs	295	246
Carrying amount of loans, net	$13,003	$13,011

Changes in loans receivable — other are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$13,011	$10,233
Advances	679	5,178
Payments received	(748)	(2,022)
Capitalized interest and costs	50	(2)
Change in allowance for loan losses	—	(516)
Discount accretion, net	11	7
Ending Balance	$13,003	$12,878

Loans receivable — other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company recorded no provisions for impairment for the three-month period ended March 31, 2011, whereas impairment provisions recorded during the three-month period ended March 31, 2010 approximated $0.5 million. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Quality and Allowance for Loan Losses — Loans Held for Investment

The Company has established an allowance for loan losses to absorb probable, estimable losses inherent in its portfolio of loans receivable held for investment. This allowance for loan losses includes specific allowances, based on individual evaluations of certain loans and loan relationships, and allowances for pools of loans with similar risk characteristics. In determining the appropriate level of allowance, management uses information to stratify its portfolio of loans receivable held for investment into loan pools with common risk characteristics. Certain portions of the allowance are attributed to loan pools based on various factors and analyses. Loans deemed to be impaired, including loans with an increased probability of default as determined by management, are evaluated individually rather than on a pool basis. Management’s determination of the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses experienced in the future may vary from management’s estimates. Management attributes portions of the allowance to loans that it evaluates and determines to be impaired and to groups of loans that it evaluates collectively.

The following table summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	153	—	—	153
Recoveries	(9)	—	—	(9)
Charge-offs	(86)	—	—	(86)
Balance, March 31, 2011	$423	$—	$1,083	$1,506

Balance, January 1, 2010	$490	$67	$—	$557
Provisions	82	—	516	598
Recoveries	(72)	—	—	(72)
Charge-offs	(254)	—	—	(254)
Balance, March 31, 2010	$246	$67	$516	$829

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	March 31, 2011
	Commercial Loans:			Affiliated Portfolio Asset		December 31,
(Dollars in thousands)	SBA	Affiliates	Other	Loans	Total	2010
Loans individually evaluated for impairment	$733	$—	$3,000	$—	$3,733	$7,661
Loans collectively evaluated for impairment	15,264	7,488	11,086	8,148	41,986	38,994
Total loans evaluated for impairment (excluding loans held for sale)	$15,997	$7,488	$14,086	$8,148	$45,719	$46,655

Allowance for loans individually evaluated for impairment	$380	$—	$1,083	$—	$1,463	$1,419
Allowance for loans collectively evaluated for impairment	43	—	—	—	43	29
Total allowance for loan losses	$423	$—	$1,083	$—	$1,506	$1,448

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of March 31, 2011 and December 31, 2010. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

•                  Pass — Includes all loans not included in categories of special mention, substandard or doubtful.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•                  Special Mention — Loans that have potential weaknesses which may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Loans in this category may also be subject to economic or market conditions which may, in the future, have an adverse affect on the borrower’s debt service ability.

•                  Substandard — Loans that exhibit a well-defined weakness, or weaknesses, which presently jeopardizes debt repayment, even though they may be currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•                  Doubtful — Loans for which management has determined that full collection of principal or interest is in doubt.

Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolios are disaggregated by accrual status (which is generally based on management’s assessment on the probability of default).

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2011:
SBA - commercial loans	$13,766	$1,366	$239	$626	$15,997

	Accrual		Non-Accrual		Total
Affiliates - commercial loans	$7,488		$—		$7,488
Affiliates - portfolio asset loans	8,148		—		8,148
Other - commercial loans	4,027		10,059		14,086
	$19,663		$10,059		$29,722

Total loans (excluding loans held for sale)					$45,719

December 31, 2010:
SBA - commercial loans	$14,366	$575	$220	$619	$15,780

	Accrual		Non-Accrual		Total
Affiliates - commercial loans	$6,914		$—		$6,914
Affiliates - portfolio asset loans	9,867		—		9,867
Other - commercial loans	7,052		7,042		14,094
	$23,833		$7,042		$30,875

Total loans (excluding loans held for sale)					$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables include an aging analysis of our recorded investment in loans held for investment as of March 31, 2011 and December 31, 2010:

	Loans Past Due and Still Accruing
	31-60	61-90		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	Total	Loans	Loans	Loans
March 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$733	$15,264	$15,997
Affiliates	—	—	—	—	7,488	7,488
Other	—	—	—	10,059	4,027	14,086
	—	—	—	10,792	26,779	37,571
Portfolio asset loans:
Affiliates	—	—	—	—	8,148	8,148
Total loans (excluding loans held for sale)	$—	$—	$—	$10,792	$34,927	$45,719

December 31, 2010:
Commercial loans:
SBA	$855	$96	$951	$619	$14,210	$15,780
Affiliates	—	—	—	—	6,914	6,914
Other	—	—	—	7,042	7,052	14,094
	855	96	951	7,661	28,176	36,788
Portfolio asset loans:
Affiliates	—	—	—	—	9,867	9,867
Total loans (excluding loans held for sale)	$855	$96	$951	$7,661	$38,043	$46,655

The following table presents additional information regarding the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average
	Without a	With a	Total	Unpaid	Related	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Year
March 31, 2011:
Commercial loans:
SBA	$—	$733	$733	$777	$380	$777
Affiliates	—	—	—	—	—	—
Other	7,059	3,000	10,059	11,248	1,083	10,190
	7,059	3,733	10,792	12,025	1,463	10,967
Portfolio asset loans:
Affiliates	—	—	—	—	—	—
Total loans (excluding loans held for sale)	$7,059	$3,733	$10,792	$12,025	$1,463	$10,967

December 31, 2010:
Commercial loans:
SBA	$—	$619	$619	$656	$336
Affiliates	—	—	—	—	—
Other	4,042	1,917	5,959	8,124	1,083
	4,042	2,536	6,578	8,780	1,419
Portfolio asset loans:
Affiliates	—	—	—	—	—
Total loans (excluding loans held for sale)	$4,042	$2,536	$6,578	$8,780	$1,419

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s average recorded investment in impaired loans approximated $8.6 million for the three-month period ended March 31, 2010. The Company did not recognize any significant amounts of interest income on impaired loans during the three-month periods ended March 31, 2011 and 2010.

(6)  Equity Investments

The Company has non-marketable equity investments in Acquisition Partnerships and various servicing and operating entities that are accounted for under the equity-method of accounting. The condensed combined financial position and results of operations of the Acquisition Partnerships (which include our U.S. and foreign Acquisition Partnerships) and the servicing and operating entities (collectively, the “Equity Investees”) are summarized as follows:

Condensed Combined Balance Sheets

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$303,278	$329,690
Liabilities	$22,026	$28,319
Net equity	281,252	301,371
	$303,278	$329,690
Servicing and operating entities:
Assets	$157,312	$161,631
Liabilities	$83,791	$80,687
Net equity	73,521	80,944
	$157,312	$161,631
Total:
Assets	$460,590	$491,321
Liabilities	$105,817	$109,006
Net equity	354,773	382,315
	$460,590	$491,321

Equity investment in Acquisition Partnerships	$51,170	$54,477
Equity investment in servicing and operating entities	51,786	52,732
	$102,956	$107,209

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$12,885	$7,118
Costs and expenses	5,427	10,175
Net earnings (loss)	$7,458	$(3,057)

Servicing and operating entities:
Revenues	$22,013	$26,212
Costs and expenses	19,908	17,969
Net earnings	$2,105	$8,243

Equity in earnings (loss) of Acquisition Partnerships	$584	$(608)
Equity in earnings of servicing and operating entities	1,287	2,837
	$1,871	$2,229

At March 31, 2011 and December 31, 2010, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $257.3 million and $274.6 million, respectively.

The combined assets and equity (deficit) of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$175,397	$195,434
Operating entities	50,893	55,587
Latin America:
Acquisition Partnerships	125,581	127,707
Servicing entities	2,080	1,961
Europe:
Acquisition Partnerships	2,300	6,549
Servicing entities	104,339	104,083
	$460,590	$491,321

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$171,608	$191,859
Operating entities	19,305	23,494
Latin America:
Acquisition Partnerships	109,487	110,854
Servicing entities	935	598
Europe:
Acquisition Partnerships	157	(1,342)
Servicing entities	53,281	56,852
	$354,773	$382,315

Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$36,783	$39,804
Operating entities	12,621	15,427
Latin America:
Acquisition Partnerships	14,308	14,943
Servicing entities	3,062	2,840
Europe:
Acquisition Partnerships	79	(270)
Servicing entities	36,103	34,465
	$102,956	$107,209

Revenues and earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at March 31, 2011.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$7,872	$—
Other Acquisition Partnerships	84	1,828
FC Crestone Oak LLC (operating entity) (1)	2,217	2,062
Other operating entities	6,178	8,001
Latin America:
Acquisition Partnerships	4,796	3,397
Servicing entity	2,610	2,164
Europe:
Acquisition Partnerships	133	1,892
MCS et Associes (servicing entity)	10,014	13,003
Other servicing entities	994	983
	$34,898	$33,330

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$5,929	$—
Other Acquisition Partnerships	(127)	765
FC Crestone Oak LLC (operating entity) (1)	1,249	1,258
Other operating entities	(939)	1,494
Latin America:
Acquisition Partnerships	1,663	(1,833)
Servicing entity	320	(1,265)
Europe:
Acquisition Partnerships	(7)	(1,989)
MCS et Associes (servicing entity)	1,413	6,907
Other servicing entities	62	(151)
	$9,563	$5,186

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Company’s equity in earnings (loss) of the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$982	$—
Other Acquisition Partnerships	(50)	132
FC Crestone Oak LLC (operating entity) (1)	612	597
Other operating entities	(460)	449
Latin America:
Acquisition Partnerships	(356)	(120)
Servicing entity	160	(632)
Europe:
Acquisition Partnerships	8	(620)
MCS et Associes (servicing entity)	960	2,448
Other servicing entities	15	(25)
	$1,871	$2,229

(1)          FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

At March 31, 2011, the Company had $21.2 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 10 for additional information.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$954	$1,115
Servicing Assets capitalized	177	—
Servicing Assets amortized	(49)	(155)
Ending Balance	$1,082	$960

Reserve for impairment of servicing assets:
Beginning Balance	$(118)	$(59)
Impairments	(31)	(12)
Recoveries	6	—
Ending Balance	$(143)	$(71)

Ending Balance (net of reserve)	$939	$889

Fair value of amortized servicing assets:
Beginning balance	$921	$1,162
Ending balance	$1,019	$985

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 16.4% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). These assumptions are subject to change based on management’s judgments and estimates of changes in future cash flows, among other things.

(8)  Note Payable — Senior Credit Facilities with Bank of Scotland plc and BoS(USA), Inc.

In June 2010, FirstCity Commercial Corporation (“FC Commercial”) and FH Partners LLC (“FH Partners”), as borrowers, both wholly-owned subsidiaries of FirstCity, combined and refinanced the Company’s loan facilities with Bank of Scotland plc and BoS(USA), Inc. (collectively, “Bank of Scotland”), as lenders, and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”). The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland (“Prior Credit Agreements”) were refinanced into the Reducing Note Facility, which provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing this loan facility are realized.

The unpaid principal balance on this loan facility at March 31, 2011 was $216.4 million, which included $21.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 10). Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

The material terms of the Reducing Note Facility and related agreements are as follows:

•                  Limited guaranty provided by FirstCity Financial Corporation for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

•                  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.4 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010);

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Reducing Note Facility is guaranteed by FLBG Corp. (a wholly-owned subsidiary of FirstCity) and all of its subsidiaries (collectively, “Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. The limited guaranty provided by FirstCity Financial Corporation contains covenants, representations and warranties on its part and customary events of default that are typical for transactions of this type. In the event that an event of default occurs and is continuing under the Reducing Note Facility or the limited guaranty, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility and exercise its rights under the limited guaranty. At March 31, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility and the limited guaranty provided by FirstCity Financial Corporation.

(9)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(420)	$(740)
Net unrealized gains on securities available for sale, net of tax (1)	598	675
Total accumulated other comprehensive income (loss)	$178	$(65)

(1)          Includes $0.8 million and $0.7 million at March 31, 2011 and December 31, 2010, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(10)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At March 31, 2011, the Company carried $21.2 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At March 31, 2011 and December 31, 2010, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	March 31, 2011	December 31, 2010

Euro-denominated debt	Notes payable to banks	$21,182	$23,239

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	March 31,		AOCI into Income	March 31,
Hedging Relationship	2011	2010	(Effective Portion)	2011	2010

Euro-denominated debt	$(1,292)	$1,542	Other income (expense)	$—	$—

(11)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three-month periods ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

State current income tax expense (benefit)	$(367)	$302
Foreign current income tax expense	526	21
Foreign deferred income tax expense (benefit)	443	(809)
Total	$602	$(486)

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. At March 31, 2011, the Company had $1.2 million of deferred foreign income tax liabilities (included in “Other liabilities” in our consolidated balance sheet). This deferred tax liability included $0.8 million attributable to our consolidated foreign operations, and $0.4 million attributable to an unrealized holding gain from an investment security held by a consolidated foreign subsidiary.

The Company also has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Partnership investments. At March 31, 2011 and December 31, 2010, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

(12)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. We recognized stock-based compensation cost of approximately $0.2 million for each of the three-month periods ended March 31, 2011 and March 31, 2010.

Stock Options

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2011	747,400	$7.99
Granted	—	—
Exercised	—	—
Expired	(5,000)	9.85
Forfeited	—	—
Options outstanding at March 31, 2011	742,400	$7.98	6.24	$88
Options exercisable at March 31, 2011	516,400	$8.31	5.39	$88

As of March 31, 2011, there was approximately $0.9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the three months ended March 31, 2011 is presented below:

Number of
Shares
Shares outstanding at December 31, 2010	28,890
Shares granted	96,126
Shares vested	(28,890)
Shares outstanding at March 31, 2011	96,126

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of March 31, 2011, there was approximately $0.6 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.4 years.

(13)  Earnings per Common Share

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

Basic and diluted net earnings per common share were computed as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Net earnings	$7,840	$4,715
Less: net income attributable to the noncontrolling interest	4,115	4,614
Net earnings attributable to FirstCity	$3,725	$101

Weighted average outstanding shares of common stock (in thousands)	10,267	9,992
Dilutive effect of stock options	31	101
Weighted average outstanding shares of common stock and common stock equivalents	10,298	10,093

Net earnings per share:
Basic	$0.36	$0.01
Diluted	$0.36	$0.01

Employee stock options to purchase approximately 523,000 and 741,000 shares of common stock as of March 31, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted EPS because their inclusion would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the three-month period ended March 31, 2011 or the year ended December 31, 2010.

	At March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$963	—	—	$963
Asset-backed securities	—	—	5,646	5,646
	$963	—	5,646	$6,609

	At December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,106	—	—	$1,106
Asset-backed security	—	—	2,605	2,605
	$1,106	—	2,605	$3,711

The Company measures fair value for its marketable equity investment using quoted market prices in an active exchange market for identical assets (Level 1 measurement). The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique for these assets because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible and frequently released to the public. At March 31, 2011 and December 31, 2010, the carrying value of the Company’s marketable equity security (at fair value) approximated $1.0 million and $1.1 million, respectively. At March 31, 2011 and December 31, 2010, the carrying value of the Company’s asset-backed securities (at fair value) approximated $5.6 million and $2.6 million, respectively.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three-month periods ended March 31, 2011 and 2010, respectively:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$2,605	$1,836
Total realized and unrealized gains for the period included in:
Net income	167	—
Other comprehensive income	155	342
Purchases	3,261	—
Sales	—	—
Issuances	—	—
Settlements	(542)	(648)
Net transfers into Level 3	—	—
Balance, end of period	$5,646	$1,530

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three-month periods ended March 31, 2011 and 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at March 31, 2011 and December 31, 2010 that were measured at fair value on a non-recurring basis during the respective three- and twelve-month periods then ended:

	Carrying Value at March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$217	$217
Loans receivable - SBA held for investment (1)	—	—	799	799
Real estate held for sale (2)	—	2,249	—	2,249

	Carrying Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$354	$354
Loans receivable - SBA held for investment (1)	—	—	99	99
Loans receivable - other (1)	—	—	1,917	1,917
Real estate held for sale (2)	—	11,048	—	11,048
Real estate held for investment	—	6,959	—	6,959

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Portfolio Assets - loans (1)	$(22)	$(958)
Loans receivable - SBA held for investment (1)	(144)	—
Real estate held for sale (2)	(108)	—
Total	$(274)	$(958)

(1)          Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)          Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair values of “Portfolio Assets — loans” and “Loans receivable — SBA held for investment,” as measured on a non-recurring basis, are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 are as follows:

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at March 31, 2011 and December 31, 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Receivable Held-for-Sale:  Loans receivable held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics, or prices of the Company’s SBA loan transactions that were previously consummated and pending sales accounting treatment. At March 31, 2011 and December 31, 2010, the carrying amount of loans held-for-sale approximated $7.8 million and $11.6 million, respectively, and the estimated fair values approximated $8.5 million and $12.8 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At March 31, 2011 and December 31, 2010, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $197.4 million and $222.6 million, respectively, and the estimated fair values approximated $316.3 million and $331.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with premium recourse provisions in which the servicing rights have not been capitalized. See Note 7 for the carrying amount and estimated fair values of servicing assets as of March 31, 2011 and December 31, 2010.

Notes Payable to Banks and Other:  Management believes the interest rates and terms on its debt obligations approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at March 31, 2011 and December 31, 2010.

Note Payable to Affiliates:  Estimated fair value of the Company’s notes payable to affiliates (including related interest payable) is determined at the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At March 31, 2011 and December 31, 2010, the carrying amounts of notes and interest payable to affiliates were $12.0 million and $15.8 million, respectively, and the estimated fair values approximated $7.6 million and $11.5 million, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

Acquisition Partnership VIEs — The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make certain significant decisions about the Acquisition Partnership’s activities. The voting interests for all but three of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for three Acquisition Partnership VIEs in which the Company and respective non-affiliated investors each hold equal ownership and voting interests. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required, but may provide additional liquidity alongside the non-affiliated investors to fund additional investments.

Operating Entity VIEs — The Company has variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

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

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated VIEs, for which the Company does not hold a majority voting interest, that are included in its consolidated balance sheet as of March 31, 2011. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Acquisition
Partnership VIEs
(Dollars in thousands)
Cash	$1,697
Portfolio Assets, net	30,300
Other assets	22
Total assets of consolidated VIEs	$32,019

Total liabilities of consolidated VIEs	$420

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of March 31, 2011 related to the Company’s variable interests in unconsolidated VIEs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Assets on FirstCity’s Consolidated Balance Sheet		FirstCity’s Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$111	$(590)	$1,350
Operating Entity VIEs	8,679	(486)	8,193
Total	$8,790	$(1,076)	$9,543

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(16)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.2 million and $1.9 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At March 31, 2011 and December 31, 2010, the note receivable held by BMX Holding III had a carrying amount of $7.6 million (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $4.4 million and $4.0 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At March 31, 2011 and December 31, 2010, the note payable to MCS Trust had a carrying amount of $7.6 million (included in “Notes payable to affiliates” on the Company’s consolidated balance sheet), and accrued interest of $4.4 million and $4.0 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

(17)  Segment Reporting

At March 31, 2011 and 2010, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of U.S. and foreign investment entities formed with co-investors (“Acquisition Partnerships”). The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. (“FirstCity Denver”). Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in other types of investment activity including distressed debt transactions and leveraged buyouts. FirstCity Denver’s primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 60 months.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We evaluate the performance of our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments based primarily on the results of the segments without allocating certain corporate and administrative expenses and other items. “Corporate and Other” in the tables below represent the portions of our expenses (primarily salaries and benefits, accounting fees and legal expenses) and certain other items that are not allocable to our business segments.

The following tables set forth summarized information by segment for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011
	(Dollars in thousands)
	Portfolio Asset
	Acquisition	Special Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$18,554	$2,196	$32	$20,782
Costs and expenses	(10,689)	(1,794)	(1,728)	(14,211)
Equity in earnings of unconsolidated subsidiaries	1,719	152	—	1,871
Income tax (expense) benefit	(566)	1	(37)	(602)
Net income attributable to noncontrolling interests	(4,033)	(82)	—	(4,115)
Net earnings (loss)	$4,985	$473	$(1,733)	$3,725

	Three Months Ended
	March 31, 2010
	(Dollars in thousands)
	Portfolio Asset
	Acquisition	Special Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,722	$6,810	$43	$21,575
Costs and expenses	(11,881)	(6,836)	(1,749)	(20,466)
Equity in earnings of unconsolidated subsidiaries	1,183	1,046	—	2,229
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	654	(167)	(1)	486
Net income attributable to noncontrolling interests	(4,476)	(138)	—	(4,614)
Net earnings (loss)	$1,093	$715	$(1,707)	$101

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to U.S. operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Domestic	$10,452	$8,381
Latin America	2,351	1,785
Europe	7,470	5,739
Total	$20,273	$15,905

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total assets for each segment and a reconciliation to total assets are as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$52,939	$46,597
Restricted cash	1,228	1,207
Portfolio acquisition and resolution assets:
Domestic	226,135	241,589
Latin America	39,468	39,476
Europe	47,373	68,642
Special situations platform assets	48,611	50,765
Other non-earning assets, net	11,566	12,128
Total assets	$427,320	$460,404

(18)  Commitments and Contingencies

Legal Proceedings

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2010 Form 10-K.

Investment Agreement with Värde Investment Partners, L.P.

Effective April 1, 2010, FirstCity Diversified Holdings (“FC Diversified”) and FC Servicing, wholly-owned subsidiaries of FirstCity, and Värde Investment Partners, L.P. (“Värde”), entered into an Investment Agreement that provides, among other things, a “right of first refusal” provision. Pursuant to the Investment Agreement, FC Diversified and FC Servicing granted Värde a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which Värde has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and Värde (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified’s determination. The Investment Agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde. The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

Indemnification Obligation Commitments

Strategic Mexican Investment Partners L.P. (“SMIP”), a wholly-owned subsidiary of FirstCity, Cargill Financial Services International Inc. (“CFSI”), and a Mexican acquisition partnership that is collectively owned by SMIP and CFSI (collectively, the “Sellers”), are parties to indemnification arrangements that originated in 2006 in connection with their respective sales of eleven Mexican portfolio entities to Bidmex Holding LLC (“Bidmex Holding”) and a loan portfolio to a Bidmex Holding subsidiary. Bidmex Holding is a Mexican acquisition partnership that was formed by certain subsidiaries of American International Group, Inc. (“AIG Entities”), as the 85%-majority owner, and SMIP, as the 15%-minority owner, to acquire the interests of the portfolio entities and loan portfolio from the Sellers. In connection with these sales transactions, the Sellers made various representations and warranties concerning (i) the existence and ownership of the portfolio entities, (ii) the assets and liabilities of the portfolio entities, (iii) taxes related to periods prior to the sales transaction date, (iv) the operations of the portfolio entities, and (v) the ownership of the loan portfolio and existence of the underlying loans. The Sellers agreed to indemnify Bidmex Holding and AIG Entities from damages resulting from a breach of these representation and warranty conditions on basis according to their respective ownership percentages in each Mexican portfolio entity, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that was not related to a particular portfolio entity. The indemnity obligation survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the Mexican portfolio entities. The Sellers are not required to make any payments as a result of the indemnity provisions until the aggregate amount payable exceeds certain thresholds (ranging from $25,000 for the loan

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

portfolio transaction to $250,000 for the Mexican portfolio entities transaction). However, claims related to taxes and fraud are not subject to these thresholds. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Guarantees and Letters of Credit

FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At March 31, 2011, the unpaid principal balance on this loan was $216.4 million. Refer to Note 8 for additional information.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At March 31, 2011, the unpaid principal balance on this loan facility was $17.8 million.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from May 2011 to July 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At March 31, 2011, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guaranties approximated $1.3 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.1 million at March 31, 2011. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At March 31, 2011, FirstCity had a letter of credit in the amount of $9.2 million from Bank of Scotland under the terms of FirstCity’s Reducing Note facility with Bank of Scotland (See Note 8), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $9.2 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. FirstCity, as an opportunistic investor, focuses on distressed asset investment opportunities in both the United States and, to a lesser extent, international markets, and distressed transaction and special situations investment opportunities in domestic middle-market companies. The Company has strategically aligned its operations into two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform.

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

Summary Financial Results

FirstCity recorded net earnings of $3.7 million, or $0.36 per common share on a fully diluted basis, for the three-month period ended March 31, 2011 (“Q1 2011”), compared to net earnings of $0.1 million, or $0.01 per common share on a fully diluted basis, for the three-month period ended March 31, 2010 (“Q1 2010”). Components of FirstCity’s results of operations for Q1 2011 and Q1 2010 are presented in the tables below.

	Three Months Ended
	March 31, 2011
	(Dollars in thousands)
	Portfolio Asset
	Acquisition	Special Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$18,554	$2,196	$32	$20,782
Costs and expenses	(10,689)	(1,794)	(1,728)	(14,211)
Equity in earnings of unconsolidated subsidiaries	1,719	152	—	1,871
Income tax (expense) benefit	(566)	1	(37)	(602)
Net income attributable to noncontrolling interests	(4,033)	(82)	—	(4,115)
Net earnings (loss)	$4,985	$473	$(1,733)	$3,725

	Three Months Ended
	March 31, 2010
	(Dollars in thousands)
	Portfolio Asset
	Acquisition	Special Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,722	$6,810	$43	$21,575
Costs and expenses	(11,881)	(6,836)	(1,749)	(20,466)
Equity in earnings of unconsolidated subsidiaries	1,183	1,046	—	2,229
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	654	(167)	(1)	486
Net income attributable to noncontrolling interests	(4,476)	(138)	—	(4,614)
Net earnings (loss)	$1,093	$715	$(1,707)	$101

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s earnings related to its Portfolio Asset Acquisition and Resolution business segment increased to $5.0 million in Q1 2011 from $1.1 million in Q1 2010. The increase in earnings in Q1 2011 compared to Q1 2010 was primarily due to a $1.4 million increase in Portfolio Assets income, a $0.9 million increase in gains from SBA loan sales, a $1.2 million decrease in income tax expense, and favorable fluctuations in our other income and other costs and expenses. In addition, provisions for loan and impairment losses recorded to our consolidated and unconsolidated Portfolio Assets and loan investments were lower in Q1 2011 compared to Q1 2010. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s earnings related to its Special Situations Platform business segment decreased to $0.5 million in Q1 2011 from $0.7 million in Q1 2010. The decrease in earnings in Q1 2011 compared to Q1 2010 was primarily due to a $0.9 million decrease in equity in earnings of unconsolidated subsidiaries, off-set partially by a $0.6 million decrease in net impairment provisions recorded to consolidated loans. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Corporate and Other.  Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, remained constant at $1.7 million for both Q1 2011 and Q1 2010.

Summary Investment Activity

In Q1 2011, FirstCity and its investment partners acquired $11.1 million of U.S. Portfolio Asset investments with a face value of approximately $17.2 million — of which FirstCity’s investment acquisition share was $4.8 million. In addition to its Portfolio Asset acquisitions in Q1 2011, FirstCity invested $7.4 million in non-portfolio investments, consisting of $6.7 million in the form of SBA loan originations and advances, and $0.7 million in the form of loan investments under its Special Situations Platform. In Q1 2010, FirstCity and its investment partners acquired $18.1 million of U.S. Portfolio Asset investments with a face value of approximately $34.5 million — of which FirstCity’s investment acquisition share was $14.6 million. In addition to its Portfolio Asset acquisitions in Q1 2010, FirstCity invested $13.8 million in non-portfolio investments, which included $4.5 million in the form of SBA loan originations and advances, $4.4 million of equity investments in U.S. portfolio entities, and $4.8 million in the form of loan investments under its Special Situations Platform.

At March 31, 2011, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $361.6 million — compared to $400.5 million at December 31, 2010 and $374.3 million a year ago. The global distribution of FirstCity’s earning assets (at carrying value) at March 31, 2011 included $274.7 million in the United States; $47.4 million in Europe; and $39.5 million in Latin America.

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

While we are seeing signs of improvement and stabilization in U.S. and global economic conditions and financial markets, these conditions and markets remain challenging and their recovery has been imbalanced. Despite substantial losses reported in the financial services sector over the past two years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the Company and believes that current market conditions should not hinder FirstCity’s ability to expand its business. While disruptions and uncertainty in the markets may adversely affect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and middle-market transactions. At the moment, however, we believe that challenging market conditions and government-implemented programs and regulations have reduced transaction flow in the marketplace, and that distressed asset prices have yet to fall to levels commensurate with expectations of market participants. Due to the difficulty and challenges related to servicing and resolving these underperforming and non-performing assets, we believe that financial institutions and other entities will eventually seek to shed these assets over time as economic conditions and financial markets stabilize and government-imposed restrictions lapse. Sales of such assets improve the sellers’ financial position (i.e. asset quality and capital positions), reduce overhead costs and staffing requirements, and reduce management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

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

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity’s determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity’s increased holdings in the minority-owned, unconsolidated acquisition entities under this investment agreement represent a shift in the Company’s portfolio asset acquisition history over the past 2-3 years — which came in the form of consolidated portfolio assets. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity in earnings of unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

Our ability to make new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (see Note 8 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

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

Q1 2011 Compared to Q1 2010

FirstCity’s net earnings to common stockholders totaled $3.7 million in Q1 2011 compared to net earnings of $0.1 million in Q1 2010. On a per share basis, diluted net earnings to common stockholders were $0.36 in Q1 2011 compared to $0.01 in Q1 2010.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $11.1 million of Portfolio Assets in Q1 2011 with an approximate face value of $17.2 million, compared to the Company’s involvement in acquiring $18.1 million of Portfolio Assets in Q1 2010 with an approximate face value of $34.5 million. In Q1 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $4.8 million — consisting of $2.8 million acquired through consolidated portfolio entities and $2.0 million acquired through unconsolidated Acquisition Partnerships. In Q1 2010, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $14.6 million — with all such investments acquired through consolidated portfolio entities. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In Q1 2011, FirstCity invested an additional $6.7 million in non-portfolio investments in the form of SBA loan originations and advances and other loan investments, compared to $9.0 million of non-portfolio investments in the form of SBA loan originations and advances, direct equity investments and other loan investments in Q1 2010. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $5.0 million of earnings in Q1 2011 compared to $1.1 million of earnings in Q1 2010. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q1 2011 and Q1 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,425	$2,003
Income from Portfolio Assets	12,840	11,463
Gain on sale of SBA loans held for sale, net	884	—
Interest income from SBA loans	349	268
Interest income from loans receivable - affiliates	395	477
Other income	1,661	511
Total revenues	18,554	14,722
Costs and expenses:
Interest and fees on notes payable	3,832	3,321
Salaries and benefits	3,845	3,847
Provision for loan and impairment losses, net of recoveries	639	1,101
Asset-level expenses	1,274	1,495
Other	1,099	2,117
Total expenses	10,689	11,881
Equity in earnings of unconsolidated subsidiaries	1,719	1,183
Gain on business combination	—	891
Income tax (expense) benefit	(566)	654
Net income attributable to noncontrolling interests	(4,033)	(4,476)
Net earnings	$4,985	$1,093

Servicing fee revenues.  Servicing fee revenues increased to $2.4 million in Q1 2011 from $2.0 million in Q1 2010. Servicing fees from U.S. Acquisition Partnerships totaled $1.0 million in Q1 2011 compared to $0.3 million in Q1 2010, while servicing fees from Latin American Acquisition Partnerships totaled $1.4 million in Q1 2011 and $1.7 million in Q1 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships for Q1 2011 in comparison to Q1 2010 was attributable primarily to an increase in collections from unconsolidated U.S. partnerships to $27.9 million for Q1 2011 compared to $5.3 million for Q1 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable primarily to a negotiated decrease in the profit margin related to those unconsolidated partnerships in Q1 2011 compared to Q1 2010.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $12.8 million in Q1 2011 from $11.5 million in Q1 2010. The increase in income from Portfolio Assets was attributed primarily $2.2 million of additional Portfolio Asset liquidation income and gains in Q1 2011 compared to Q1 2010. Collections from our consolidated Portfolio Assets increased to $40.0 million in Q1 2011 from $37.0 million in Q1 2010. This income increase was off-set partially by a $0.8 million decrease in income accretion from Portfolio Assets in Q1 2011 compared to Q1 2010. The decrease in accretion income from Portfolio Assets was attributed primarily to a shift in the income-recognition methods used by management for certain of the Company’s existing and newly-acquired Portfolio Assets to non-accrual income methods (cost-recovery or cash basis) from the interest-accrual income method over the past 18-24 months. We apply non-accrual income-recognition methods to Portfolio Assets, as applicable, due to uncertainties related to estimating the timing and/or amount of collections as a result of the current economic environment. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded $0.9 million of gains on the sales of SBA loans in Q1 2011, compared to no such gains recorded in Q1 2010. Effective Q1 2010, the Company had adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions had elapsed (generally 90 days), the transaction was then recorded as a sale and the resulting net gain on sale was recognized (as such, no gains were recognized by the Company on SBA loan sales in Q1 2010). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements for the last two months of Q1 2011 were accounted for initially as a sale, with the corresponding gain recognized at the time of sale. As such, Q1 2011 includes the Company’s recognition of gains on SBA loans that were sold during the last quarter of 2010 (as the premium recourse provisions had lapsed in Q1 2011), and the last two months of Q1 2011 (as these transactions did not include premium recourse provisions).

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.3 million for both Q1 2011 and Q1 2010. FirstCity’s average investment level in SBA loans held-for-investment approximated $15.6 million for Q1 2011 compared to $15.2 million for Q1 2010.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $0.4 million for Q1 2011 from $0.5 million for Q1 2010. FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment approximated $9.1 million for Q1 2011 compared to $12.6 million for Q1 2010.

Interest income from loans receivable — other.  The Company did not recognize interest income from loans receivable — other in Q1 2011 or Q1 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.9 million in Q1 2011, compared to its average investment in such loans of $5.5 million in Q1 2010.

Other income.  Other income for Q1 2011 increased by $1.2 million in comparison to Q1 2010 primarily due to $0.6 million of due diligence fee income recognized by FirstCity in Q1 2011 under its investment agreement with Värde (See Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q), and a $0.3 million gain in Q1 2011 from the Company’s sale of its minority equity interest and loan related to a European Acquisition Partnership.

Costs and expenses.  Operating costs and expenses approximated $10.7 million in Q1 2011 compared to $11.9 million in Q1 2010. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable totaled $3.8 million and $3.3 million for Q1 2011 and Q1 2010, respectively. FirstCity’s average outstanding debt in its PAA&R segment was $274.7 million in Q1 2011 compared to $291.4 million in Q1 2010. The Company’s average cost of borrowings increased to 5.6% in Q1 2011 compared to 4.6% in Q1 2010, primarily due to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had in place with Bank of Scotland last year.

Salaries and benefits remained constant at $3.8 million for both Q1 2011 and Q1 2010. The total number of personnel within the PAA&R segment was 207 and 211 at March 31, 2011 and 2010, respectively.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.6 million in Q1 2011 compared to $1.1 million in Q1 2010. The $0.6 million of net impairment provisions in Q1 2011 were attributed primarily to declines in values of loan collateral and real estate assets in our U.S. Portfolio Assets and loans. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, decreased slightly to $1.3 million in Q1 2011 from $1.5 million in Q1 2010. The decreased level of asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $194.1 million for Q1 2011 from $211.5 million for Q1 2010.

Other costs and expenses in the Company’s PAA&R segment decreased to $1.1 million in Q1 2011 from $2.1 million in Q1 2010, due primarily the recognition of $0.9 million of foreign currency exchange gains attributed to our consolidated foreign operations in Q1 2011 compared to $0.5 million of foreign currency exchange losses recognized in Q1 2010 — a $1.4 million improvement (attributed mainly to our consolidated European operations). The Euro currency strengthened against the U.S. dollar more in Q1 2011 compared to Q1 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $0.5 million in Q1 2011 compared to Q1 2010. Equity in earnings of our unconsolidated Acquisition Partnerships increased to $0.6 million in Q1 2011 from $0.6 million of losses in Q1 2010, whereas equity in earnings of our unconsolidated servicing entities decreased to $1.1 million in Q1 2011 compared to $1.8 million in Q1 2010. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 15%-50%) increased to $8.0 million in Q1 2011 compared to $1.8 million in Q1 2010. In addition, total net earnings reported by our U.S. partnerships improved to $5.8 million in Q1 2011 from $0.8 million in Q1 2010. The increase in total revenues and net earnings in Q1 2011 compared to Q1 2010 was attributable primarily to an increase in collections to $27.9 million in Q1 2011 from $5.3 million in Q1 2010. The collective activity described above translated to a favorable increase in FirstCity’s share of U.S. partnership net earnings to $0.9 million in Q1 2011 from $0.1 million in Q1 2010. FirstCity’s average investment in U.S. Acquisition Partnerships increased to $38.1 million for Q1 2011 from $12.2 million for Q1 2010, due primarily to increased investment activity by newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde (see Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of U.S. Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) increased to $4.8 million in Q1 2011 from $3.4 million in Q1 2010. In addition, total net earnings reported by our Latin American partnerships increased to $1.7 million for Q1 2011 compared to $1.8 million of net losses for Q1 2010. The increase in total partnership revenues and net earnings reported by these partnerships in Q1 2011 compared to Q1 2010 was attributable partly to an increase in collections to $7.4 million in Q1 2011 compared to $6.2 million in Q1 2010. Further contributing to the higher net earnings reported by these partnerships in Q1 2011 was $2.4 million of additional foreign currency exchange gains recorded in Q1 2011 compared to Q1 2010. The significant increase in foreign currency exchange gains recorded by these partnerships in Q1 2011 stemmed from the translation impact to their U.S. dollar-denominated debt (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in Q1 2011 compared to Q1 2010). These favorable results reported by our Latin American Acquisition Partnerships were off-set partially by $0.5 million of additional tax-related expense recorded in Q1 2011 compared to Q1 2010, and $0.5 million of additional impairment provisions recorded in Q1 2011 compared to Q1 2010. Although total revenues and net earnings reported by our Latin American Acquisition Partnerships increased in Q1 2011 compared to Q1 2010, FirstCity’s share of Latin American partnership net earnings decreased to $0.4 million in losses for Q1 2011 compared to $0.1 million in losses for Q1 2010. This unfavorable variation is attributed to the composition of FirstCity’s ownership and profit allocation mix in the Latin American Acquisition Partnerships that reported net earnings and losses in Q1 2011 and Q1 2010. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $14.8 million for Q1 2011 from $17.4 million for Q1 2010.

•        Europe — At March 31, 2011, the Company’s carrying value of its equity-method investments in European Acquisition Partnerships approximated $0.1 million (compared to $6.7 million at March 31, 2010). This decrease in FirstCity’s equity-method investments in European Acquisition Partnerships was attributed primarily to the Company’s step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010 (FirstCity’s ownership in these partnerships ranged from 30%-32% at the time of the transaction). In addition, in Q1 2011, the Company sold its minority equity interest in a French partnership entity. As a result, total combined revenues reported by our European Acquisition Partnerships decreased to $0.1 million in Q1 2011 from $1.9 million in Q1 2010, and our European Acquisition Partnerships reported nominal losses in Q1 2011 compared to $2.0 million of losses in Q1 2010. FirstCity’s share of European partnership losses was nominal in Q1 2011, compared the Company’s share of $0.6 million in losses from these partnerships in Q1 2010.

In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by the eight consolidated German partnership entities described above (along with its wholly-owned equity interest in another German partnership entity) to a European securitization entity (formed by an affiliate of Värde). FirstCity acquired a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security. The Company expects income from this investment security, along with income from its already-consolidated European Portfolio Assets, to partially off-set the decline in equity in earnings from our European Acquisition Partnerships.

•             Servicing Entities — Total combined revenues reported by our foreign unconsolidated servicing entities (FirstCity’s share 11.9%-50.0%) decreased to $13.6 million in Q1 2011 from $16.1 million in Q1 2010. In addition, total combined net earnings reported by these entities decreased to $1.8 million in Q1 2011 from $5.5 million in Q1 2010. The decrease in net earnings reported by the underlying servicing entities was attributed primarily to $4.5 million of investment security income recorded by a European servicing entity in Q1 2010 (nominal investment activity recorded in Q1 2011), and a $3.0 million increase in income tax provisions in Q1 2011 compared to Q1 2010 (due primarily to our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to a European servicing entity’s local financial statements in Q1 2010, combined with the timing of income tax payments made by the servicing entity in its local jurisdiction a year ago). The collective activity described above translated to a decline in FirstCity’s share of net earnings from its foreign servicing entities to $1.1 million in Q1 2011 from $1.8 million in Q1 2010.

Gain on business combinations.  In Q1 2010, the Company recognized a $0.9 million business combination gain attributable to a step-acquisition transaction in which the Company acquired controlling interests in three U.S. Acquisition Partnerships. The Company owned noncontrolling equity interests in these entities prior to the transactions. Under business combination accounting guidance, the Company’s previously-held noncontrolling interests in these entities were re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain. The Company did not consummate any business combination transactions in Q1 2011. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Income taxes.  Our PAA&R segment reported an income tax provision of $0.6 million in Q1 2011 compared to an income tax benefit of $0.7 million in Q1 2010 — a $1.2 million negative swing. We were able to recognize a deferred foreign tax benefit in Q1 2010 due to our ability to recognize foreign tax benefits associated with U.S. GAAP adjustments to a consolidated foreign subsidiary’s local financial statements, combined with the timing of income tax payments made by the foreign subsidiary in its local jurisdiction. We did not recognize any deferred tax assets in Q1 2011.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to our co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $4.0 million for Q1 2011 from $4.5 million for Q1 2010. This decrease is attributed to a modest decline in net earnings from these consolidated Acquisition Partnerships in Q1 2011 compared to Q1 2010 (i.e. a decrease in the amount of net earnings reported by these majority-owned entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“Special Situations” or “FirstCity Denver”) reported net earnings of $0.5 million in Q1 2011 compared to $0.7 million of net earnings in Q1 2010. In Q1 2011, FirstCity Denver invested $0.7 million in the form of loan investments, compared to $4.8 million of investments in the form of loan investments in Q1 2010. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $85.6 million, and has provided $57.8 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q1 2011 and Q1 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$531	$609
Operating revenue - railroad	1,343	1,265
Operating revenue - manufacturing	—	4,359
Other income	322	577
Total revenues	2,196	6,810
Costs and expenses - railroad operations:
Interest and fees on notes payable	28	38
Salaries and benefits	356	277
Other	501	291
Total railroad expenses	885	606
Costs and expenses - manufacturing operations:
Salaries and benefits	—	1,207
Cost of sales	—	2,543
Other	—	1,086
Total manufacturing expenses	—	4,836
Costs and expenses - other:
Interest and fees on notes payable	131	113
Salaries and benefits	199	297
Provision for loan and impairment losses	—	601
Other	579	383
Total other expenses	909	1,394
Total expenses	1,794	6,836
Equity in earnings of unconsolidated subsidiaries	152	1,046
Income tax (expense) benefit	1	(167)
Net income attributable to noncontrolling interests	(82)	(138)
Net earnings	$473	$715

Interest income from loans receivable.  Interest income from loans receivable remained relatively steady at $0.5 million in Q1 2011 compared to $0.6 million in Q1 2010. FirstCity Denver’s average investment in loans receivable was $18.2 million for Q1 2011 – including $6.3 million accounted for under the non-accrual method of accounting. For Q1 2010, FirstCity Denver’s average investment in loans receivable was $18.6 million — including $2.9 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations remained constant at $1.3 million for both Q1 2011 and Q1 2010. Total expenses attributable to the railroad operations approximated $0.9 million in Q1 2011 compared to $0.6 million in Q1 2010.

Revenue, costs and expenses from manufacturing operations.  Revenue, costs and expenses from manufacturing operations represent the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions). FirstCity acquired a controlling interest in this company in December 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began accounting for its retained investment in the manufacturing entity using the equity-method of accounting. In Q1 2011, FirstCity Denver’s share of this subsidiary’s income was reported as equity in earnings of unconsolidated subsidiaries.

Other income.  Other income decreased modestly by $0.3 million in Q1 2011 compared to Q1 2010.

Costs and expenses — other.  Other costs and expenses decreased by $0.5 million in Q1 2011 compared to Q1 2010 primarily due to $0.6 million of impairment provisions recorded in Q1 2010 to a middle-market company debt investment. FirstCity Denver did not record any impairment provisions in Q1 2011. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuation of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased to $0.2 million in Q1 2011 from $1.0 million in Q1 2010. This decrease was due primarily to $0.9 million of equity in earnings recorded by FirstCity Denver in Q1 2010 for its share of net earnings from its equity-method investment in a coal mine operation (the coal mine operations were dissolved in December 2010). FirstCity Denver’s equity in earnings for both Q1 2011 and Q1 2010 includes $0.6 million of earnings from an equity-method investee engaged in the business of manufacturing prefabricated buildings. In addition, FirstCity Denver’s equity in earnings for both Q1 2011 and Q1 2010 includes $0.5 million of losses from its share of net losses reported by various other equity-method investees (multiple manufacturing and retail companies) due primarily to lower sales volumes during the respective periods.

Financial Condition

Significant changes in FirstCity’s financial condition during the first three months of 2011 resulted from the following:

Consolidated assets of $427.3 million at March 31, 2011 were $33.1 million lower than consolidated assets at December 31, 2010. The decrease in consolidated assets was attributed primarily to (1) a $21.9 million decrease in the Company’s consolidated Portfolio Assets from the sale of such assets to a European securitization entity (formed by an affiliate of Värde) in Q1 2011 (FirstCity acquired a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security); and (2) $11.1 million of additional net decreases in the Company’s consolidated Portfolio Assets in Q1 2011 attributable primarily to net principal collections.

Consolidated liabilities of $298.7 million as of March 31, 2011 were $37.0 million lower than consolidated liabilities at December 31, 2010. The decrease in consolidated liabilities was attributed primarily to (1) a $30.8 million net decrease in notes payable in Q1 2011 (attributed mainly to net principal repayments); and (2) a $3.6 million decrease in secured borrowings (included in “Other liabilities”) in Q1 2011 related to the Company’s SBA loan sales activities.

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

The following table includes information related to Portfolio Assets acquired by the Company in Q1 2011 and Q1 2010.

	Three Months Ended
	March 31, 2011
	(Dollars in thousands)
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
Face Value	$—	$4,137	$13,048	$17,185
Total purchase price	$—	$3,104	$7,987	$11,091
Total equity invested by all investors	$—	$3,104	$8,064	$11,168
Total equity invested by FirstCity	$—	$2,794	$2,016	$4,810
Total number of Portfolio Assets	—	5	6	11

	Three Months Ended
	March 31, 2010
	(Dollars in thousands)
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
Face Value	$18,225	$16,312	$—	$34,537
Total purchase price	$11,343	$6,771	$—	$18,114
Total equity invested by all investors	$11,343	$6,524	$—	$17,867
Total equity invested by FirstCity	$11,343	$3,262	$—	$14,605
Total number of Portfolio Assets	4	17	—	21

The table below provides a summary of our Portfolio Assets as of March 31, 2011 and December 31, 2010. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$107,482	$117,534
Business assets	15,728	17,796
Other	4,561	4,889
Latin America:
Commercial real estate	4,054	4,013
Residential real estate	6,233	6,144
Europe - commercial real estate	2,000	18,046
UBN loan portfolio - business assets:
Non-performing loans	47,019	45,328
Performing loans	1,188	1,125
Other	6,404	3,263
Outstanding balance	194,669	218,138
Allowance for loan losses	(46,226)	(45,162)
Total Loan Portfolios, net	148,443	172,976

Real Estate Portfolios:
Real estate held for sale, net	27,773	36,126
Real estate held for investment, net	6,855	6,959
Total Real Estate Portfolios, net	34,628	43,085

Total Portfolio Assets, net	$183,071	$216,061

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	236	147	—	17	—	—	—	400
Recoveries	(13)	—	—	—	—	(34)	—	(47)
Charge offs	(155)	(155)	—	—	(856)	—	—	(1,166)
Translation adjustments	—	—	—	10	40	1,827	—	1,877
Ending balance, March 31, 2011	$422	$244	$90	$287	$50	$45,084	$49	$46,226

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$27,041	$4,829	$60,124	$39,849	$1,527	$—	$133,370

France	—	1,188	1,139	—	—	1,935	4,262

Germany	—	—	—	811	—	—	811

Mexico	—	—	—	10,000	—	—	10,000

Total	$27,041	$6,017	$61,263	$50,660	$1,527	$1,935	$148,443

	December 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$3,420	$1,640	$94,144	$41,959	$1,574	$—	$142,737

France	—	1,125	2,499	—	—	2,037	5,661

Germany	—	—	2,022	12,659	—	—	14,681

Mexico	—	—	—	9,897	—	—	9,897

Total	$3,420	$2,765	$98,665	$64,515	$1,574	$2,037	$172,976

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First three months of 2011	$700	$700	$—	$700
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At March 31, 2011, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

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

Our ability to fund operations and new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (as discussed below); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt (as discussed below); (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see discussions below for additional information). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite recent credit market conditions, we have continued to have access to liquidity in both our

PAA&R and Special Situations business segments through our unencumbered cash and Portfolio Assets, credit facility commitments with external lenders, and the investment agreement with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

Reducing Note Facility with Bank of Scotland plc and BoS(USA) (collectively, “Bank of Scotland”)

In June 2010, FirstCity combined and refinanced its acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. This term-loan facility capped FirstCity’s financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity’s investment activities and operations after June 2010. Refer to the heading “Credit Facilities” below for the primary terms of this term-loan facility.

Investment Agreement with Värde Investment Partners, L.P. (“Värde”)

FirstCity and Värde are parties to an investment agreement whereby Värde may invest up to $750 million, at its discretion, alongside FirstCity in distressed loan portfolios and similar investment opportunities, subject to the terms and conditions contained in the agreement. The primary terms of the Investment Agreement are as follows:

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

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for Q1 2011 and Q1 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash used in operating activities	$(4,018)	$(11,065)
Net cash provided by investing activities	49,534	13,101
Net cash used in financing activities	(39,475)	(23,894)
Effect of exchange rate changes on cash and cash equivalents	301	(41)
Net increase (decrease) in cash and cash equivalents of continuing operations	$6,342	$(21,899)

Our operating activities used cash of $4.0 million and $11.1 million for Q1 2011 and Q1 2010, respectively. For Q1 2011, net cash used in operations was attributable primarily to $5.9 million of net principal advances on SBA loans held for sale; $12.8 million of non-cash reductions for income accretion and gains on Portfolio Assets; $1.9 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $1.2 million of non-cash deductions attributed to gains recognized on SBA loan sales and the sale of equity investments — offset partially by $7.8 million of net earnings; $11.0 million of proceeds from SBA loan sales; $1.6 million of proceeds applied to income from Portfolio Assets; and $1.4 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used by operating activities for Q1 2010 was attributable primarily to $4.0 million of net principal advances on SBA loans held for sale; $11.5 million of non-cash reductions for income accretion and gains on Portfolio Assets; and $2.2 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments) — offset partially by $4.7 million of net earnings; $1.9 million of proceeds applied to income from Portfolio Assets; and $2.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $49.5 million and $13.1 million for Q1 2011 and Q1 2010, respectively. For Q1 2011, net cash provided by investing activities was attributable primarily to $44.8 million of Portfolio Asset principal collections (net of purchases) and $10.3 million of distributions from our unconsolidated subsidiaries — offset partially by $2.1 million of contributions to our unconsolidated subsidiaries; $2.7 million of investment security purchases (net of principal pay-downs); and $0.6 million of net principal advances on loan investments. Net cash provided by investing activities for Q1 2010 was attributable primarily to $13.6 million of Portfolio Asset principal collections (net of purchases), and $2.9 million of distributions from our unconsolidated subsidiaries — offset partially by $3.0 million paid for business combinations (net of cash acquired), and $0.7 million of net advances and originations for loan investments. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities used cash of $39.5 million and $23.9 million for Q1 2011 and Q1 2010, respectively. For Q1 2011, net cash used by financing activities was attributable primarily to $5.9 million of cash distributions to noncontrolling interests; $29.7 million of net principal payments on notes payable (net of borrowings); and a $3.6 million reduction in secured borrowings related to SBA loan sale transactions. Net cash used by financing activities for Q1 2010 was attributable primarily to $13.0 million of cash distributions to noncontrolling interests and $16.5 million of net principal payments on notes payable (net of borrowings) and loan fee payments — offset partially by $3.3 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries, and $2.3 million of proceeds from secured borrowings related to SBA loan sale transactions. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $2.9 million and $2.3 million for Q1 2011 and Q1 2010, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt decreased to $285.5 million for Q1 2011 from $302.2 million for Q1 2010, while the average cost of borrowings increased to 5.6% in Q1 2011 compared to 4.6% in Q1 2010. The decrease in the Company’s debt level since March 31, 2010 is primarily a result of the Company’s refinancing (in June 2010) and subsequent principal repayments of its senior-secured debt with Bank of Scotland. The increase in the Company’s average cost of borrowings was due primarily to the higher interest and fees charged on our refinanced debt with Bank of Scotland compared to the interest rates and fees under the loan facilities that we had in place with Bank of Scotland last year. Refer to the heading “Credit Facilities” below for additional discussion.

Cash Flows from Consolidated Railroad Operations

The cash flows related to FirstCity’s majority-owned railroad operations were not material to the Company’s consolidated cash flows for Q1 2011 or Q1 2010.

Credit Facilities

In June 2010, FirstCity Commercial Corporation (“FC Commercial”) and FH Partners LLC (“FH Partners”), as borrowers, both wholly-owned subsidiaries of FirstCity, combined and refinanced their acquisition loan facilities with Bank of Scotland plc and BoS(USA), Inc. (collectively, “Bank of Scotland”), as lenders, and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”). The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland (“Prior Credit Agreements”) were refinanced into the Reducing Note Facility, which provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing this loan facility are realized.

The unpaid principal balance on this loan facility at March 31, 2011 was $216.4 million, which included $21.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

The material terms of the Reducing Note Facility and related agreements are as follows:

•                  Limited guaranty provided by FirstCity for the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities;

•                  No advances will be made under the loan facility, except for draws on outstanding letters of credit in the amount of $22.4 million which are included in the amount of the loan facility ($11.9 million was advanced in October 2010);

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

The Reducing Note Facility is guaranteed by FLBG Corp. (a wholly-owned subsidiary of FirstCity) and all of its subsidiaries (collectively, “Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At March 31, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility.

Wells Fargo Foothill, LLC

At March 31, 2011, American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2010 Form 10-K. At March 31, 2011, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of March 31, 2011 and December 31, 2010.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			March 31,	December 31,
Notes payable to banks and other:	Interest Rate	Other Terms and Conditions	2011	2010
			(Dollars in thousands)

Bank of Scotland reducing note facility (includes $21.2 million denominated in Euros at March 31, 2011)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commercial Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$216,366	$228,107

Bank of Scotland (in Euros) [1]	EURIBOR + 1.75%	Secured by assets of HMCS-GEN Ltd, matured January 2011	—	13,528

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	17,805	18,486

Bank of America term note	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd., matures November 2011	8,495	10,497

First National Bank of Central Texas term loan	5.0% fixed through October 2013, then greater of prime plus 0.25% or 4.50%	Secured by assets of MPortfolio 2 LLC, matures October 2015	4,989	5,158

First National Bank of Central Texas term loan	5.0% fixed	Secured by assets of FirstStorm Partners 1 LLC, matures February 2014	3,382	—

B.E.S.V. term loans denominated in Euros	Various rates at 1-month EURIBOR + 3.5% or 3-month EURIBOR + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	2,817	5,016

Fifth Third Bank term loan	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2016	3,750	—

Fifth Third Bank $1 million revolving loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2014	—	—

Fifth Third Bank $5 million acquisition loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2013	—	—

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	2,737

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	395

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,361	7,361

Other notes and participations payable			1,559	1,749

			266,524	293,034
Notes payable to affiliates:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,565	7,631

HMCS Portfolio GmbH (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	662

MCS Et Associes, S. A. (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	3,512
			7,565	11,805

Total notes payable			$274,089	$304,839

[1]         In January 2011, FirstCity purchased this debt from Bank of Scotland for $13.6 million.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate primarily to indemnification obligations and guaranty agreements (refer to Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q for information on our off-balance sheet arrangements). We do not believe that these or any other off-balance sheet arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to investors. However, there can be no assurance that such arrangements will not have any such future effects on the Company.

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

These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. For a discussion on the risks, uncertainties and assumptions that affect our business, operating results and financial condition, you should carefully review the “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” qualification and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2010 Form 10-K.

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
Dated: May 13, 2011

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)