Form 10-Q
period 2011-06-30
FIRSTCITY FINANCIAL CORP
filed 2011-08-12
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock, par value $.01 per share, outstanding at August 9, 2011 was 10,375,590.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$31,922	$46,597
Restricted cash	1,702	1,207
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $47,464 and $45,162, respectively	128,931	172,976
Real estate held for sale	26,489	36,126
Real estate held for investment, net	6,809	6,959
Total Portfolio Assets	162,229	216,061
Loans receivable:
Loans receivable - affiliates	15,029	16,781
Loans receivable - SBA held for sale	5,072	11,608
Loans receivable - SBA held for investment, net of allowance for loan losses of $397 and $365, respectively	17,278	15,415
Loans receivable - other, net of allowance for loan losses of $1,083	12,741	13,011
Total loans receivable, net	50,120	56,815
Investment securities available for sale	7,013	3,711
Equity investments	117,947	107,209
Service fees receivable ($743 and $805 from affiliates, respectively)	799	897
Servicing assets - SBA loans	967	836
Other assets, net	29,375	27,071
Total Assets (1)	$402,074	$460,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$235,675	$293,034
Notes payable to affiliates	8,181	11,805
Other liabilities	28,022	30,825
Total Liabilities (2)	271,878	335,664
Commitments and contingencies (Note 19)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,875,590 and 11,779,464, respectively; shares outstanding: 10,375,590 and 10,279,464, respectively)	118	118
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	105,893	105,038
Retained earnings (accumulated deficit)	327	(5,826)
Accumulated other comprehensive income (loss)	1,413	(65)
FirstCity Stockholders’ Equity	96,828	88,342
Noncontrolling interests	33,368	36,398
Total Equity	130,196	124,740
Total Liabilities and Equity	$402,074	$460,404

(1)   Our consolidated assets at June 30, 2011 and December 31, 2010 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $17.9 million and $29.8 million; Portfolio Assets, $143.7 million and $203.0 million; Loans receivable, $50.1 million and $56.8 million; Equity investments, $64.7 million and $67.3 million; various other assets, $33.2 million and $27.9 million; and Total assets, $309.6 million and $384.8 million, respectively.

(2)   Our consolidated liabilities at June 30, 2011 and December 31, 2010 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $27.1 million and $39.3 million; Other liabilities, $21.0 million and $23.4 million; and Total liabilities, $48.1 million and $62.7 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Finance and Servicing:
Servicing fees ($2,303 and $1,551 from affiliates for the three month periods, respectively, and $4,530 and $3,446 from affiliates for the six month periods, respectively)	$2,480	$1,743	$4,905	$3,746
Income from Portfolio Assets	9,098	14,622	21,938	26,085
Gain on sale of SBA loans held for sale, net	646	163	1,530	163
Gain on sale of investment securities	—	3,250	—	3,250
Interest income from SBA loans	325	313	674	581
Interest income from loans receivable - affiliates	773	773	1,511	1,727
Interest income from loans receivable - other	112	229	300	361
Other income	2,054	1,565	3,982	2,696
	15,488	22,658	34,840	38,609
Manufacturing and Railroad:
Operating revenues - manufacturing	—	6,107	—	10,466
Operating revenues - railroad	1,430	1,196	2,860	2,461
	1,430	7,303	2,860	12,927
Total revenues	16,918	29,961	37,700	51,536
Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	3,378	3,334	6,961	6,376
Interest and fees on notes payable to affiliates	386	400	766	792
Salaries and benefits	5,525	6,001	10,674	11,072
Provision for loan and impairment losses	178	2,625	817	4,327
Asset-level expenses	1,730	2,103	3,144	3,724
Other	2,706	3,306	4,867	6,502
	13,903	17,769	27,229	32,793
Manufacturing and Railroad:
Cost of revenues and operating costs - manufacturing	—	5,952	—	10,788
Cost of revenues and operating costs - railroad	882	627	1,767	1,233
	882	6,579	1,767	12,021
Total costs and expenses	14,785	24,348	28,996	44,814
Earnings before other revenue and income taxes	2,133	5,613	8,704	6,722
Equity in earnings of unconsolidated subsidiaries	3,283	1,816	5,154	4,045
Gain on business combinations	278	—	278	891
Earnings from continuing operations before income taxes	5,694	7,429	14,136	11,658
Income tax expense	1,024	1,205	1,626	719
Earnings from continuing operations, net of tax	4,670	6,224	12,510	10,939
Income from discontinued operations	—	4,643	—	4,643
Net earnings	4,670	10,867	12,510	15,582
Less: Net income attributable to noncontrolling interests	2,242	2,802	6,357	7,416
Net earnings attributable to FirstCity	$2,428	$8,065	$6,153	$8,166

Basic earnings per share of common stock:
Earnings from continuing operations	$0.24	$0.35	$0.60	$0.36
Discontinued operations	—	$0.46	—	$0.46
Net earnings	$0.24	$0.81	$0.60	$0.82

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.24	$0.34	$0.60	$0.35
Discontinued operations	—	$0.46	—	$0.46
Net earnings	$0.24	$0.80	$0.60	$0.81

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Net earnings	$12,510	$15,582
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale, net of tax	69	(972)
Reclassification adjustment for unrealized gain on security available for sale included in net earnings	—	(1,352)
Foreign currency translation adjustments	2,020	(4,795)
Total other comprehensive income (loss)	2,089	(7,119)
Total comprehensive income	14,599	8,463
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(6,357)	(7,416)
Net unrealized loss on securities available for sale, net of tax	46	250
Foreign currency translation adjustments	(657)	2,135
Comprehensive income attributable to FirstCity	$7,631	$3,432

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated
				Earnings	Other	Non-
	Common	Treasury	Paid in	(Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	8,166	—	7,416	15,582
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(2,074)	(250)	(2,324)
Foreign currency translation adjustments	—	—	—	—	(2,660)	(2,135)	(4,795)
Exercise of common stock options	—	—	50	—	—	—	50
Issuance of common stock	2	—	888	—	—	—	890
Stock-based compensation expense	—	—	327	—	—	—	327
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(40)	(40)
Other activity	—	—	290	—	—	(329)	(39)
Investments in majority-owned entities	—	—	—	—	—	5,129	5,129
Distributions to noncontrolling interests	—	—	—	—	—	(17,497)	(17,497)
Balances, June 30, 2010	$117	$(10,923)	$104,881	$(10,163)	$(1,274)	$39,916	$122,554

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	6,153	—	6,357	12,510
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	115	(46)	69
Foreign currency translation adjustments	—	—	—	—	1,363	657	2,020
Stock-based compensation expense	—	—	371	—	—	—	371
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	524	524
Distributions to noncontrolling interests	—	—	—	—	—	(10,729)	(10,729)
Balances, June 30, 2011	$118	$(10,923)	$105,893	$327	$1,413	$33,368	$130,196

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$12,510	$15,582
Adjustments to reconcile net earnings to net cash used in operating activities:
Income from discontinued operations	—	(4,643)
Net principal advances on SBA loans held for sale	(10,809)	(8,882)
Proceeds from sales of SBA loans held for sale, net	19,429	2,317
Proceeds applied to income from Portfolio Assets	2,816	2,126
Income from Portfolio Assets	(21,938)	(26,085)
Capitalized interest and costs on Portfolio Assets and loans receivable	(311)	(369)
Provision for loan and impairment losses	817	4,327
Foreign currency transaction losses (gains), net	(1,530)	1,095
Equity in earnings of unconsolidated subsidiaries	(5,154)	(4,045)
Gain on sale of SBA loans held for sale, net	(1,530)	(163)
Gain on sale of equity investments	(312)	—
Gain on business combinations	(278)	(891)
Gain on sale of investment security	—	(3,250)
Depreciation and amortization	1,467	2,325
Net premium amortization of loans receivable	(121)	(164)
Stock-based compensation expense	371	327
Increase in restricted cash	(495)	(579)
Decrease in service fees receivable	98	194
(Increase) decrease in other assets	(1,415)	161
Deferred income tax benefit	(152)	(563)
Decrease in other liabilities	461	1,708
Net cash used in operating activities	(6,076)	(19,472)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,137)	(711)
Cash paid for business combinations, net of cash acquired	(498)	(1,570)
Decrease in cash from deconsolidation of subsidiary	—	(875)
Net principal payments (advances) on loans receivable	352	(3,151)
Purchases of SBA loans held for investment	(696)	—
Net principal payments (advances) on SBA loans held for investment	(1,468)	252
Purchase of investment securities available for sale	(3,485)	(1,360)
Net principal payments on investment securities available for sale	1,093	732
Proceeds from sale of investment security	—	3,250
Purchases of Portfolio Assets	(5,375)	(25,166)
Proceeds applied to principal on Portfolio Assets	80,962	68,760
Contributions to unconsolidated subsidiaries	(22,751)	(30,865)
Distributions from unconsolidated subsidiaries	20,011	4,493
Net cash provided by investing activities	67,008	13,789
Cash flows from financing activities:
Borrowings under notes payable to affiliates	696	—
Borrowings under notes payable to banks and other	21,882	41,101
Principal payments of notes payable to affiliates	(2,202)	(79)
Principal payments of notes payable to banks and other	(81,417)	(55,311)
Payments of debt issuance costs and loan fees	(273)	(2,342)
Proceeds from secured borrowings, net	(4,302)	2,602
Contributions from noncontrolling interests	—	4,581
Distributions to noncontrolling interests	(10,729)	(17,450)
Cash paid for subsidiary shares in noncontrolling interests	—	(40)
Proceeds from issuance of common stock	—	940
Net cash used in financing activities	(76,345)	(25,998)
Effect of exchange rate changes on cash and cash equivalents	738	(91)
Net cash provided by (used in) continuing operations	(14,675)	(31,772)
Cash flows from discontinued operations (See Note 4):
Net cash provided by operating activities	—	2,544
Net cash used in investing activities	—	(567)
Net cash provided by discontinued operations	—	1,977
Net decrease in cash and cash equivalents	(14,675)	(29,795)
Cash and cash equivalents, beginning of period	46,597	80,368
Cash and cash equivalents, end of period	$31,922	$50,573
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,878	$4,829
Income taxes, net of refunds	634	124

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

Out-of-Period Adjustments

In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. The adjustment was not material to our consolidated financial statements for the quarterly or year-to-date periods ended June 30, 2010.

In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly or year-to-date periods ended June 30, 2010.

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $43.1 million at June 30, 2011 and $64.5 million at December 31, 2010.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $41.3 million and $98.7 million at June 30, 2011 and December 31, 2010, respectively.

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

When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At June 30, 2011 and December 31, 2010, accumulated depreciation and amortization was not significant.

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

(2)  Recently Adopted and Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance

In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity’s method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor’s portfolio of financing receivables and its allowance for losses. We adopted the period-end disclosure requirements of this guidance related to an entity’s credit quality of financing receivables and the related allowance for loan losses in the consolidated financial statements for the year ended December 31, 2010. We adopted the activity-related provisions of this guidance for the quarterly period ended March 31, 2011. Since the activity-related provisions of this guidance were disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Notes 5 and 6 for additional information.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). We adopted this guidance for the quarterly period ended March 31, 2011. Since this guidance was disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Note 15 for additional information.

Recently Issued Accounting Guidance

In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the financial statements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. The Company expects to adopt the provisions of this new guidance in the first quarter of 2012. We believe that the adoption of this amended guidance will not have a significant impact on our financial condition and results of operations.

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. This amended guidance is effective prospectively from January 1, 2012. We believe that the adoption of this amended guidance will not have a significant impact on our financial condition and results of operations.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(3)  Business Combinations and Business Deconsolidation

European Acquisition Partnership — Business Combination

In June 2011, the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee for $0.6 million. The Company owned a noncontrolling equity interest in this entity prior to the transaction. As a result of this transaction, the Company’s ownership interest in the Acquisition Partnership increased to 100% and the Company obtained control of such entity, resulting in the Acquisition Partnership becoming a consolidated subsidiary of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of the Acquisition Partnership were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the Acquisition Partnership’s identifiable assets and liabilities that were added to the Company’s consolidated balance sheet on the acquisition date included $2.7 million of Portfolio Assets and $1.7 million of notes payable and accrued liabilities (including $0.9 million of intercompany notes payable that were eliminated in consolidation with the Company’s consolidated financial statements).

Under business combination accounting guidance, the Company’s carrying value of its previously-held equity-method investment in the Acquisition Partnership was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interest exceeded the aggregate carrying value by approximately $0.3 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the six-month period ended June 30, 2011.

Coal Mine Operation — Business Combination

The Company, through a majority-owned Special Situations Platform subsidiary, obtained control of an equity-method investee (coal mine operation), effective April 1, 2010, after the investee acquired and redeemed the 55.5% ownership interest held by the then-majority shareholder in exchange for a $4.6 million note payable. As a result of the equity interest redemption, the Company’s ownership interest in the investee increased to 88.8% from 39.5% and the coal mine operation became a consolidated subsidiary of the Company. The transfer of a controlling interest in the investee to the Company was accounted for as a business combination, and accordingly, all of the assets and liabilities of the coal mine operation were measured at fair value on the date control was obtained and included in the Company’s consolidated balance sheet, net of intercompany account balances that were eliminated in consolidation. The following table reflects the estimated fair value of the coal mine operation’s identifiable assets and liabilities, and the estimated fair value of the noncontrolling interest, that were added to the Company’s consolidated balance sheet at April 1, 2010 (in thousands):

Cash	$1,597
Coal supply agreement	13,092
Accounts receivable and other assets	3,699
Total assets	$18,388

Note payable	$4,615
Coal purchase agreement	2,394
Intercompany liability (1)	4,086
Accounts payable and other liabilities	2,415
Total liabilities	$13,510

Noncontrolling interest	$548

(1)  Eliminated in consolidation with the Company’s consolidated financial statements.

In addition to measuring the subsidiary’s assets and liabilities at fair value at the date control was obtained on April 1, 2010, the Company’s carrying value of its previously-held equity-method investment in the coal mine subsidiary was re-measured to fair value

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

under accounting guidance applicable to business combinations. The fair value of the Company’s total interest in the subsidiary after the business combination exceeded the carrying value of its previously-held equity interest by approximately $4.8 million, which the Company recognized as “Gain on business combinations” in its consolidated statement of operations for the second quarter of 2010. The Company’s carrying value of its previously-held equity investment in the coal mine subsidiary included the effects of the investee’s distribution of a wholly-owned equipment subsidiary (i.e. spin-off transaction), effective April 1, 2010, to the owners in proportion to their then-existing ownership percentages. The spin-off transaction effected by the investee was recorded at carrying value and the Company’s proportionate share of equity in the distributed entity approximated $2.7 million — which it continued to record as an equity-method investment after the spin-off.

The Company’s application of business combination accounting in connection with obtaining control of the coal mine subsidiary resulted in the Company’s recognition of an asset for an above-market-price coal supply agreement and a liability for an above-market-price coal purchase agreement. The fair values of the coal supply and coal purchase agreements were based on discounted cash flow calculations of the difference between the expected contract revenues and costs based on the stated contractual terms and the estimated net contract revenues and costs derived from applying forward-market commodity prices as of April 1, 2010. The discount rate used for the calculations was obtained from independent pricing reflecting broker market quotes. The coal supply asset and coal purchase liability were amortized over the actual amount of tons shipped under each contract (which both expired in December 2010). The Company disposed of its coal mine subsidiary in December 2010 (see Note 4).

Domestic Acquisition Partnerships — Business Combination

In March 2010, the Company acquired the remaining 50% ownership interest in three domestic Acquisition Partnerships for $4.4 million. As a result of this transaction, the Company’s ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the Acquisition Partnerships’ identifiable assets and liabilities that were added to the Company’s consolidated balance sheet on the acquisition date included $21.8 million of Portfolio Assets, $1.4 million of cash, and $13.8 million of notes payable to banks.

Under business combination accounting guidance, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the six-month period ended June 30, 2010.

Manufacturing Subsidiary — Deconsolidation

Effective June 30, 2010, the Company deconsolidated its then-majority-owned manufacturing subsidiary (under its Special Situations Platform) when the Company and the noncontrolling owners consented to certain amendments to the subsidiary’s operating agreement, that resulted in the Company ceasing to have a controlling interest in the manufacturing entity. Accordingly, the Company deconsolidated and removed the carrying values of the manufacturing subsidiary’s assets ($9.9 million) and liabilities ($9.6 million) and the carrying value of the noncontrolling interest ($39,000) attributed to the subsidiary from its consolidated balance sheet on June 30, 2010. The Company also recorded its retained noncontrolling interest in the manufacturing entity at estimated fair value of approximately $0.3 million at June 30, 2010. No gain or loss was recognized by the Company as a result of deconsolidating this subsidiary. On June 30, 2010, the Company started to account for its retained equity investment in the manufacturing entity under the equity-method of accounting. Consequently, the Company no longer reports the individual revenue and expense line-items of the manufacturing entity’s operations in its consolidated statements of operations (rather, the Company began recording its share of the subsidiary’s net earnings as “Equity in earnings of unconsolidated subsidiaries” beginning July 1, 2010).

(4)   Discontinued Operations

In December 2010, the Company’s consolidated coal mine operation completed performance on its coal supply and purchase agreements (which both expired in December 2010). The coal mine operations ceased as a result of these contract terminations since the subsidiary did not have other coal contracts. As a result, the Company dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the three-month period ended June 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010 —

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

see Note 3). Earnings attributed to these discontinued operations, which totaled $4.6 million for the three-month period ended June 30, 2010 (included in our consolidated statement of operations), were comprised of $13.1 million of operating revenues, $13.3 million of operating costs, and a $4.8 million business combination gain.

(5)   Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30, 2011
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$87,586	$546	$87,040
Business assets	13,740	183	13,557
Other	4,365	99	4,266
Latin America:
Commercial real estate	4,175	339	3,836
Residential real estate	6,312	—	6,312
Europe - commercial real estate	4,368	52	4,316
UBN loan portfolio - business assets:
Non-performing loans	48,397	46,233	2,164
Performing loans	1,250	—	1,250
Other	6,202	12	6,190
Total Loan Portfolios	$176,395	$47,464	128,931

Real Estate Portfolios:
Real estate held for sale, net			26,489
Real estate held for investment, net			6,809
Total Real Estate Portfolios			33,298

Total Portfolio Assets			$162,229

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$117,534	$354	$117,180
Business assets	17,796	252	17,544
Other	4,889	90	4,799
Latin America:
Commercial real estate	4,013	260	3,753
Residential real estate	6,144	—	6,144
Europe - commercial real estate	18,046	866	17,180
UBN loan portfolio - business assets:
Non-performing loans	45,328	43,291	2,037
Performing loans	1,125	—	1,125
Other	3,263	49	3,214
Total Loan Portfolios	$218,138	$45,162	172,976

Real Estate Portfolios:
Real estate held for sale, net			36,126
Real estate held for investment, net			6,959
Total Real Estate Portfolios			43,085

Total Portfolio Assets			$216,061

Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland (see Note 9). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$7,850	$12,716	$20,177	$22,740
Purchased performing loans	194	66	286	126
UBN	455	92	542	636
Other	89	99	143	388
Real Estate Portfolios	510	1,649	790	2,195
Income from Portfolio Assets	$9,098	$14,622	$21,938	$26,085

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of June 30, 2011 and December 31, 2010. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three- and six-month periods ended June 30, 2011 and 2010 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$19,980	$10,176	$1,380	$12,923
Additions	—	—	—	—
Accretion	(1,137)	(222)	(2,668)	(2,126)
Reclassification from (to) nonaccretable difference	2,669	(2,493)	2,895	(2,142)
Disposals	(1,920)	(2,082)	(3,302)	(2,941)
Transfer from (to) non-accrual	8,052	(2,885)	29,325	(3,039)
Translation adjustments	7	(45)	21	(226)
Ending Balance	$27,651	$2,449	$27,651	$2,449

Acquisitions of Purchased Credit-Impaired Loans for the three- and six-month periods ended June 30, 2011 and 2010, respectively, are summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Face value at acquisition	$1,574	$17,219	$5,711	$51,756
Cash flows expected to be collected at acquisition, net of adjustments	1,270	9,819	5,480	38,618
Basis in acquired loans at acquisition	976	6,251	4,080	24,365

During the six-month period ended June 30, 2011, the Company sold loan Portfolio Assets with an aggregate carrying value of $39.9 million — which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011. FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security. The Company sold loan Portfolio Assets with an aggregate carrying value of $5.5 million during the six-month period ended June 30, 2010.

For the six-month period ended June 30, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $0.6 million — which was comprised of a $0.3 million provision for loan losses, net of recoveries, and a $0.3 million impairment charge on real estate portfolios. For the six-month period ended June 30, 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $2.6 million — which is composed of a $1.9 million provision for loan losses, net of recoveries, and a $0.7 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and six-month periods ended June 30, 2011, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, April 1, 2011	$422	$244	$90	$287	$50	$45,084	$49	$46,226
Provisions	371	205	18	32	—	—	16	642
Recoveries	(19)	(7)	—	—	—	(607)	(19)	(652)
Charge offs	(228)	(259)	(9)	—	—	—	(34)	(530)
Translation adjustments	—	—	—	20	2	1,756	—	1,778
Ending balance, June 30, 2011	$546	$183	$99	$339	$52	$46,233	$12	$47,464

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	607	352	18	49	—	—	16	1,042
Recoveries	(32)	(7)	—	—	—	(641)	(19)	(699)
Charge offs	(383)	(414)	(9)	—	(856)	—	(34)	(1,696)
Translation adjustments	—	—	—	30	42	3,583	—	3,655
Ending balance, June 30, 2011	$546	$183	$99	$339	$52	$46,233	$12	$47,464

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and six-month periods ended June 30, 2010, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, April 1, 2010	$4,991	$393	$398	$163	$319	$53,297	$292	$59,853
Provisions	607	132	79	56	164	—	75	1,113
Recoveries	(63)	—	(7)	—	—	(227)	—	(297)
Charge offs	(5,402)	(249)	(434)	—	(243)	(3,110)	(288)	(9,726)
Translation adjustments	—	—	—	(2)	(35)	(5,187)	—	(5,224)
Ending balance, June 30, 2010	$133	$276	$36	$217	$205	$44,773	$79	$45,719

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	1,485	142	87	117	368	—	126	2,325
Recoveries	(70)	—	(7)	—	—	(382)	(1)	(460)
Charge offs	(7,196)	(260)	(434)	—	(243)	(2,955)	(321)	(11,409)
Translation adjustments	—	—	—	—	(48)	(10,514)	—	(10,562)
Ending balance, June 30, 2010	$133	$276	$36	$217	$205	$44,773	$79	$45,719

The following table presents our recorded investment in loan Portfolio Assets by credit quality indicator. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by credit quality indicators based on the common risk characteristics (such as collateral type) that management generally uses for pooling purposes (when management elects to pool purchased loans).

June 30,
2011
(Dollars in thousands)
Commercial real estate	$95,192
Business assets	16,971
Residential real estate	6,312
Other commercial	10,456
$128,931

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)   Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$7,440	$6,914
SBA, net of allowance for loan losses of $397 and $365, respectively	22,350	27,023
Other, net of allowance for loan losses of $1,083 and $1,083, respectively	12,741	13,011

Foreign - Portfolio asset loans:
Affiliates	7,589	9,867

Total loans, net	$50,120	$56,815

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$5,059	$11,470
Capitalized costs, net of fees	13	138
Carrying amount of loans, net	$5,072	$11,608

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$7,769	$4,895	$11,608	$821
Originations and advances of loans	4,933	4,860	10,872	8,889
Payments received	(36)	—	(63)	(7)
Capitalized costs	(76)	31	(125)	83
Loans sold, net	(7,518)	(2,089)	(17,220)	(2,089)
Ending Balance	$5,072	$7,697	$5,072	$7,697

Loans receivable — SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company recorded no write-downs of SBA loans held for sale below their cost for the six months ended June 30, 2011 and 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$14,992	$15,552
Discounts, net	(104)	(148)
Capitalized interest	141	1,377
Carrying amount of loans, net	$15,029	$16,781

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$15,636	$23,816	$16,781	$26,122
Advances	—	400	700	550
Payments received	(287)	(660)	(717)	(2,890)
Capitalized costs	140	88	8	137
Change in allowance for loan losses	—	(433)	—	(433)
Discount accretion, net	22	22	44	44
Loan transfer (1)	—	—	(1,402)	—
Other noncash adjustments (2)	(492)	(1,001)	(492)	(1,001)
Foreign exchange gains (losses)	10	(365)	107	(662)
Ending Balance	$15,029	$21,867	$15,029	$21,867

(1)          Represents the sale and transfer of a loan to an affiliated entity as partial consideration for the repayment of a note payable to that affiliated entity.

(2)          Represents the net activity of loans with affiliated entities upon the Company’s consolidation or deconsolidation of such entities. For the three- and six-month periods ended June 30, 2010, the activity includes the removal of a $4.1 million loan to former equity-method investee (coal mine subsidiary) upon consolidation of the entity on April 1, 2010, and the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon deconsolidation of the entity on June 30, 2010. Refer to Note 3 for additional information.

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

The Company recorded no provisions for impairment during the six-month period ended June 30, 2011. The Company recorded $0.4 million of net provisions for impairment on loans receivable — affiliates during the six-month period ended June 30, 2010. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below. During the six-month period ended June 30, 2011, the Company sold an affiliated loan with a carrying value of $1.4 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$18,708	$16,719
Allowance for loan losses	(397)	(365)
Discounts, net	(1,218)	(1,075)
Capitalized costs	185	136
Carrying amount of loans, net	$17,278	$15,415

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$15,574	$15,156	$15,415	$15,445
Purchases of loans	696	—	696	—
Originations and advances of loans	1,368	572	2,048	1,050
Payments received	(303)	(499)	(636)	(1,316)
Capitalized costs	26	7	50	10
Change in allowance for loan losses	26	(100)	(32)	144
Discount accretion, net	(82)	31	(150)	88
Charge-offs	(27)	(2)	(113)	(256)
Ending Balance	$17,278	$15,165	$17,278	$15,165

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts, property, equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.1 million for the six-month period ended June 30, 2011. The impairment provision recorded by the Company for the six-month period ended June 30, 2010 was $0.1 million. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$14,069	$13,863
Allowance for loan losses	(1,083)	(1,083)
Discounts, net	—	(15)
Capitalized interest and costs	(245)	246
Carrying amount of loans, net	$12,741	$13,011

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$13,003	$12,878	$13,011	$10,233
Advances	1,040	5,374	1,719	10,552
Payments received	(1,306)	(3,039)	(2,054)	(5,061)
Capitalized interest and costs	—	—	50	(2)
Change in allowance for loan losses	—	(567)	—	(1,083)
Discount accretion, net	4	8	15	15
Ending Balance	$12,741	$14,654	$12,741	$14,654

Loans receivable — other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company recorded no provisions for impairment for the six-month period ended June 30, 2011, whereas impairment provisions recorded during the six-month period ended June 30, 2010 approximated $1.1 million. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment three- and six-month periods ended June 30, 2011 and 2010:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, April 1, 2011	$423	$—	$1,083	$1,506
Provisions	32	—	—	32
Recoveries	(31)	—	—	(31)
Charge-offs	(27)	—	—	(27)
Balance, June 30, 2011	$397	$—	$1,083	$1,480

Balance, April 1, 2010	$246	$67	$516	$829
Provisions	110	433	567	1,110
Recoveries	(8)	—	—	(8)
Charge-offs	(2)	—	—	(2)
Balance, June 30, 2010	$346	$500	$1,083	$1,929

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	185	—	—	185
Recoveries	(40)	—	—	(40)
Charge-offs	(113)	—	—	(113)
Balance, June 30, 2011	$397	$—	$1,083	$1,480

Balance, January 1, 2010	$490	$67	$—	$557
Provisions	192	433	1,083	1,708
Recoveries	(80)	—	—	(80)
Charge-offs	(256)	—	—	(256)
Balance, June 30, 2010	$346	$500	$1,083	$1,929

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	June 30, 2011
				Affiliated
	Commercial Loans:			Portfolio Asset		December 31,
(Dollars in thousands)	SBA	Affiliates	Other	Loans	Total	2010
Loans individually evaluated for impairment	$1,403	$—	$3,000	$—	$4,403	$7,661
Loans collectively evaluated for impairment	16,272	7,440	10,824	7,589	42,125	38,994
Total loans evaluated for impairment (excluding loans held for sale)	$17,675	$7,440	$13,824	$7,589	$46,528	$46,655

Allowance for loans individually evaluated for impairment	$365	$—	$1,083	$—	$1,448	$1,419
Allowance for loans collectively evaluated for impairment	32	—	—	—	32	29
Total allowance for loan losses	$397	$—	$1,083	$—	$1,480	$1,448

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of June 30, 2011 and December 31, 2010. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2011:
SBA - commercial loans	$14,193	$1,952	$823	$707	$17,675

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$7,440	$—	$7,440
Affiliates - portfolio asset loans	7,589	—	7,589
Other - commercial loans	4,392	9,432	13,824
	$19,421	$9,432	$28,853

Total loans (excluding loans held for sale)			$46,528

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010:
SBA - commercial loans	$14,366	$575	$220	$619	$15,780

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,914	$—	$6,914
Affiliates - portfolio asset loans	9,867	—	9,867
Other - commercial loans	7,052	7,042	14,094
	$23,833	$7,042	$30,875

Total loans (excluding loans held for sale)			$46,655

The following tables include an aging analysis of our recorded investment in loans held for investment as of June 30, 2011 and December 31, 2010:

	Loans Past Due and Still Accruing
	31-60	61-90		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	Total	Loans	Loans	Loans
June 30, 2011:
Commercial loans:
SBA	$21	$—	$21	$1,403	$16,251	$17,675
Affiliates	—	—	—	—	7,440	7,440
Other	—	—	—	9,432	4,392	13,824
	21	—	21	10,835	28,083	38,939
Portfolio asset loans:
Affiliates	—	—	—	—	7,589	7,589
Total loans (excluding loans held for sale)	$21	$—	$21	$10,835	$35,672	$46,528

December 31, 2010:
Commercial loans:
SBA	$855	$96	$951	$619	$14,210	$15,780
Affiliates	—	—	—	—	6,914	6,914
Other	—	—	—	7,042	7,052	14,094
	855	96	951	7,661	28,176	36,788
Portfolio asset loans:
Affiliates	—	—	—	—	9,867	9,867
Total loans (excluding loans held for sale)	$855	$96	$951	$7,661	$38,043	$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information regarding the Company’s impaired loans as of June 30, 2011 and December 31, 2010:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average
	Without a	With a	Total	Unpaid	Related	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Period
June 30, 2011:
Commercial loans:
SBA	$—	$707	$707	$749	$365	$707
Affiliates	—	—	—	—	—	—
Other	6,432	3,000	9,432	10,729	1,083	9,959
	6,432	3,707	10,139	11,478	1,448	10,666
Portfolio asset loans:
Affiliates	—	—	—	—	—	—
Total loans (excluding loans held for sale)	$6,432	$3,707	$10,139	$11,478	$1,448	$10,666

December 31, 2010:
Commercial loans:
SBA	$—	$619	$619	$656	$336
Affiliates	—	—	—	—	—
Other	4,042	1,917	5,959	8,124	1,083
	4,042	2,536	6,578	8,780	1,419
Portfolio asset loans:
Affiliates	—	—	—	—	—
Total loans (excluding loans held for sale)	$4,042	$2,536	$6,578	$8,780	$1,419

The Company’s average recorded investment in impaired loans approximated $8.3 million for the six-month period ended June 30, 2010. The Company did not recognize any significant amounts of interest income on impaired loans during the six-month periods ended June 30, 2011 and 2010.

(7)  Equity Investments

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Balance Sheets

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$361,624	$329,690
Liabilities	$21,011	$28,319
Net equity	340,613	301,371
	$361,624	$329,690
Servicing and operating entities:
Assets	$161,967	$161,631
Liabilities	$84,305	$80,687
Net equity	77,662	80,944
	$161,967	$161,631
Total:
Assets	$523,591	$491,321
Liabilities	$105,316	$109,006
Net equity	418,275	382,315
	$523,591	$491,321

Equity investment in Acquisition Partnerships	$66,879	$54,477
Equity investment in servicing and operating entities	51,068	52,732
	$117,947	$107,209

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$12,092	$8,292	$25,360	$15,410
Costs and expenses	7,336	10,103	13,146	20,278
Net earnings (loss)	$4,756	$(1,811)	$12,214	$(4,868)

Servicing and operating entities:
Revenues	$27,410	$19,328	$49,423	$45,540
Costs and expenses	20,568	16,005	40,476	33,974
Net earnings	$6,842	$3,323	$8,947	$11,566

Equity in earnings (loss) of Acquisition Partnerships	$(7)	$(275)	$577	$(883)
Equity in earnings of servicing and operating entities	3,290	2,091	4,577	4,928
	$3,283	$1,816	$5,154	$4,045

At June 30, 2011 and December 31, 2010, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $290.4 million and $274.6 million, respectively.

The combined assets and equity (deficit) of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$234,269	$195,434
Operating entities	52,945	55,587
Latin America:
Acquisition Partnerships	127,355	127,707
Servicing entities	2,252	1,961
Europe:
Acquisition Partnerships	—	6,549
Servicing entities	106,770	104,083
	$523,591	$491,321

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$228,591	$191,859
Operating entities	20,065	23,494
Latin America:
Acquisition Partnerships	112,022	110,854
Servicing entities	1,085	598
Europe:
Acquisition Partnerships	—	(1,342)
Servicing entities	56,512	56,852
	$418,275	$382,315

Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$52,465	$39,804
Operating entities	12,604	15,427
Latin America:
Acquisition Partnerships	14,414	14,943
Servicing entities	3,212	2,840
Europe:
Acquisition Partnerships	—	(270)
Servicing entities	35,252	34,465
	$117,947	$107,209

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at June 30, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$8,024	$782	$16,363	$2,610
FC Crestone Oak LLC (operating entity) (1)	3,802	2,388	6,019	4,450
Other operating entities	7,238	4,898	13,416	12,899
Latin America:
Acquisition Partnerships	3,910	6,927	8,706	10,324
Servicing entity	2,863	2,346	5,473	4,510
Europe:
Acquisition Partnerships	158	584	291	2,476
MCS et Associes (servicing entity)	12,356	8,903	22,370	21,906
Other servicing entities	1,151	792	2,145	1,775
	$39,502	$27,620	$74,783	$60,950

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$132	$(222)	$5,934	$543
FC Crestone Oak LLC (operating entity) (1)	3,141	1,570	4,390	2,828
Other operating entities	186	947	(753)	2,441
Latin America:
Acquisition Partnerships	4,581	(299)	6,244	(2,132)
Servicing entity	539	(185)	859	(1,450)
Europe:
Acquisition Partnerships	43	(1,291)	36	(3,280)
MCS et Associes (servicing entity)	2,932	1,223	4,345	8,130
Other servicing entities	44	(231)	106	(382)
	$11,598	$1,512	$21,161	$6,698

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Company’s equity in earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$(112)	$(95)	$820	$37
FC Crestone Oak LLC (operating entity) (1)	1,539	1,256	2,151	1,853
Other operating entities	83	550	(377)	999
Latin America:
Acquisition Partnerships	84	165	(272)	45
Servicing entity	270	(93)	430	(725)
Europe:
Acquisition Partnerships	21	(346)	29	(966)
MCS et Associes (servicing entity)	1,387	416	2,347	2,864
Other servicing entities	11	(37)	26	(62)
	$3,283	$1,816	$5,154	$4,045

(1)          FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

At June 30, 2011, the Company had $20.1 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 for additional information.

(8)  Servicing Assets — SBA Loans

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,082	$960	$954	$1,115
Servicing Assets capitalized	124	40	301	40
Servicing Assets amortized	(54)	(51)	(103)	(206)
Ending Balance	$1,152	$949	$1,152	$949

Reserve for impairment of servicing assets:
Beginning Balance	$(143)	$(71)	$(118)	$(59)
Impairments	(44)	(3)	(75)	(15)
Recoveries	2	1	8	1
Ending Balance	$(185)	$(73)	$(185)	$(73)

Ending Balance (net of reserve)	$967	$876	$967	$876

Fair value of amortized servicing assets:
Beginning balance	$1,019	$985	$921	$1,162
Ending balance	$1,019	$971	$1,019	$971

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 20.5% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). These assumptions are subject to change based on management’s judgments and estimates of changes in future cash flows, among other things.

(9)  Note Payable — Senior Credit Facility with Bank of Scotland plc and BoS(USA), Inc.

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

The unpaid principal balance on this loan facility at June 30, 2011 was $191.7 million, which included $20.1 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 11). Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

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

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. The limited guaranty

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

provided by FirstCity Financial Corporation contains covenants, representations and warranties on its part and customary events of default that are typical for transactions of this type. In the event that an event of default occurs and is continuing under the Reducing Note Facility or the limited guaranty, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility and exercise its rights under the limited guaranty. At June 30, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility and the limited guaranty provided by FirstCity Financial Corporation.

(10)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$623	$(740)
Net unrealized gains on securities available for sale, net of tax (1)	790	675
Total accumulated other comprehensive income (loss)	$1,413	$(65)

(1)

Includes $0.6 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(11)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At June 30, 2011, the Company carried $20.1 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At June 30, 2011 and December 31, 2010, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	June 30, 2011	December 31, 2010

Euro-denominated debt	Notes payable to banks	$20,118	$23,239

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and six-month periods ended June 30, 2011 and 2010 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2011	2010	(Effective Portion)	2011	2010

Euro-denominated debt	$(329)	$1,849	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Six Months Ended		Reclassified from	Six Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2011	2010	(Effective Portion)	2011	2010

Euro-denominated debt	$(1,621)	$3,391	Other income (expense)	$—	$—

(12)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three- and six-month periods ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

State current income tax expense (benefit)	$70	$242	$(297)	$544
Federal current income tax expense	137	171	137	171
Foreign current income tax expense	1,412	564	1,938	585
Foreign deferred income tax expense (benefit)	(595)	228	(152)	(581)
Total	$1,024	$1,205	$1,626	$719

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. At June 30, 2011 and December 31, 2010, the Company had $0.6 million and $0.3 million of deferred foreign income tax liabilities (included in “Other liabilities” in our consolidated balance sheet). These deferred tax liabilities were attributable primarily to our consolidated foreign operations, and unrealized holding gains from investment securities held by a consolidated foreign subsidiary.

The Company also has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At June 30, 2011 and December 31, 2010, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

(13)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. We recognized stock-based compensation cost of approximately $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2011, respectively, and $0.2 million and $0.3 million for the three- and six-month periods ended June 30 2010, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2011	747,400	$7.99
Granted	—	—
Exercised	—	—
Expired	(5,000)	9.85
Forfeited	—	—
Options outstanding at June 30, 2011	742,400	$7.98	5.99	$93
Options exercisable at June 30, 2011	516,400	$8.31	5.14	$93

As of June 30, 2011, there was approximately $0.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the six months ended June 30, 2011 is presented below:

Number of
Shares
Shares outstanding at December 31, 2010	28,890
Shares granted	96,126
Shares vested	(28,890)
Shares outstanding at June 30, 2011	96,126

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of June 30, 2011, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.2 years.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)  Earnings per Common Share

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

Basic and diluted net earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Earnings from continuing operations	$4,670	$6,224	$12,510	$10,939
Income from discontinued operations	—	4,643	—	4,643
Net earnings	$4,670	$10,867	12,510	15,582
Less: net income attributable to the noncontrolling interest	2,242	2,802	6,357	7,416
Net earnings attributable to FirstCity	$2,428	$8,065	$6,153	$8,166

Weighted average outstanding shares of common stock (in thousands)	10,279	10,009	10,273	10,000
Dilutive effect of stock options	25	108	21	101
Weighted average outstanding shares of common stock and common stock equivalents	10,304	10,117	10,294	10,101

Earnings from continuing operations per share:
Basic	$0.24	$0.35	$0.60	$0.36
Diluted	$0.24	$0.34	$0.60	$0.35
Income from discontinued operations per share:
Basic	$—	$0.46	$—	$0.46
Diluted	$—	$0.46	$—	$0.46
Net earnings per share:
Basic	$0.24	$0.81	$0.60	$0.82
Diluted	$0.24	$0.80	$0.60	$0.81

For the three-month periods ended June 30, 2011 and 2010, stock options to purchase approximately 705,000 and 710,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock for the respective periods and, therefore, their inclusion would have been anti-dilutive.

For the six-month periods ended June 30, 2011 and 2010, stock options to purchase approximately 675,000 and 710,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock for the respective periods and, therefore, their inclusion would have been anti-dilutive.

(15)  Fair Value

Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010. The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the six-month period ended June 30, 2011 or the year ended December 31, 2010.

	At June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,155	—	—	$1,155
Asset-backed securities	—	—	5,858	5,858
	$1,155	—	5,858	$7,013

	At December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,106	—	—	$1,106
Asset-backed security	—	—	2,605	2,605
	$1,106	—	2,605	$3,711

The Company measures fair value for its marketable equity investment using quoted market prices in an active exchange market for identical assets (Level 1 measurement). The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique for these assets because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible or frequently released to the public. At June 30, 2011 and December 31, 2010, the carrying value of the Company’s marketable equity security (at fair value) approximated $1.2 million and $1.1 million, respectively. At June 30, 2011 and December 31, 2010, the carrying value of the Company’s asset-backed securities (at fair value) approximated $5.9 million and $2.6 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three-and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$5,646	$1,530	$2,605	$1,836
Total realized and unrealized gains for the period included in:
Net income	197	3,250	364	3,250
Other comprehensive income	244	(1,457)	292	(1,115)
Purchases	224	722	3,485	722
Sales	—	(3,250)	—	(3,250)
Issuances	—	—	—	—
Settlements	(551)	(84)	(1,093)	(732)
Foreign currency translation adjustments	98	(19)	205	(19)
Net transfers into Level 3	—	—	—	—
Balance, end of period	$5,858	$692	$5,858	$692

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- or six-month periods ended June 30, 2011 and 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at June 30, 2011 and December 31, 2010 that were measured at fair value on a non-recurring basis during the respective six- and twelve-month periods then ended:

	Carrying Value at June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$4,759	$4,759
Loans receivable - SBA held for investment (1)	—	—	833	833
Real estate held for sale (2)	—	2,418	—	2,418

	Carrying Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$354	$354
Loans receivable - SBA held for investment (1)	—	—	699	699
Loans receivable - other (1)	—	—	1,917	1,917
Real estate held for sale (2)	—	11,048	—	11,048
Real estate held for investment	—	6,959	—	6,959

(1)	Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans.
(2)	Represents the carrying value of foreclosed real estate properties that were impaired and measured at fair value subsequent to their initial classification as foreclosed assets.

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Portfolio Assets - loans (1)	$(127)	$(494)
Loans receivable - SBA held for investment (1)	(145)	(102)
Loans receivable - other (1)	—	(1,168)
Real estate held for sale (2)	(295)	(738)
Total	$(567)	$(2,502)

(1)	Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.
(2)	Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 are as follows:

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at June 30, 2011 and December 31, 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans Receivable Held-for-Sale:  Loans receivable held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics. At June 30, 2011 and December 31, 2010, the carrying amount of loans held-for-sale approximated $5.1 million and $11.6 million, respectively, and the estimated fair values approximated $5.6 million and $12.8 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At June 30, 2011 and December 31, 2010, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $179.0 million and $222.6 million, respectively, and the estimated fair values approximated $255.5 million and $331.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with premium recourse provisions in which the servicing rights have not been capitalized. See Note 8 for the carrying amount and estimated fair values of servicing assets as of June 30, 2011 and December 31, 2010.

Notes Payable to Banks and Other:  Management believes the interest rates and terms on its debt obligations approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at June 30, 2011 and December 31, 2010.

Note Payable to Affiliates:  Estimated fair value of the Company’s notes payable to affiliates (including related interest payable) is determined at the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At June 30, 2011 and December 31, 2010, the carrying amounts of notes and interest payable to affiliates were $13.0 million and $15.8 million, respectively, and the estimated fair values approximated $8.5 million and $11.5 million, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

Acquisition Partnership VIEs — The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make certain significant decisions about the Acquisition Partnership’s activities. The voting interests for all but four of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for four Acquisition Partnership VIEs in which the Company and respective non-affiliated investors each hold equal ownership and voting interests. The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required, but may provide additional liquidity alongside the non-affiliated investors to fund additional investments.

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

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. A third-party creditor has recourse to FirstCity up to $75.0 million under a limited guaranty provision related to the debt of these entities, which is collateralized by their assets, only to the extent that such pledged assets of the Special-Purpose Investment Entity VIEs do not generate sufficient cash to service and repay the debt (see Note 9). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated VIEs, for which the Company does not hold a majority voting interest, that are included in its consolidated balance sheet as of June 30, 2011. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Acquisition
Partnership VIEs
(Dollars in thousands)
Cash	$1,427
Portfolio Assets, net	29,764
Other assets	18
Total assets of consolidated VIEs	$31,209

Total liabilities of consolidated VIEs	$131

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of June 30, 2011 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s		FirstCity’s
	Consolidated Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$105	$(578)	$1,356
Operating Entity VIEs	8,566	(228)	8,338
Total	$8,671	$(806)	$9,694

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(17)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.3 million and $1.6 million for the three month periods ended June 30, 2011 and 2010, respectively, and $4.5 million and $3.4 million for the six month periods ended June 30, 2011 and 2010, respectively.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At June 30, 2011 and December 31, 2010, the note receivable held by BMX Holding III had a carrying amount of $7.5 million and $7.6 million, respectively (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $4.8 million and $4.0 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At June 30, 2011 and December 31, 2010, the note payable to MCS Trust had a carrying amount of $7.5 million and $7.6 million, respectively (included in “Notes payable to affiliates” on the Company’s consolidated balance sheet), and accrued interest of $4.8 million and $4.0 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

(18)  Segment Reporting

At June 30, 2011 and 2010, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables set forth summarized information by segment for the three-and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,547	$2,323	$48	$16,918
Costs and expenses	(10,879)	(1,836)	(2,070)	(14,785)
Equity in earnings of unconsolidated subsidiaries	1,661	1,622	—	3,283
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,216)	(34)	226	(1,024)
Net income attributable to noncontrolling interests	(1,787)	(455)	—	(2,242)
Net earnings (loss)	$2,604	$1,620	$(1,796)	$2,428

	Three Months Ended
	June 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$21,813	$8,102	$46	$29,961
Costs and expenses	(14,141)	(8,094)	(2,113)	(24,348)
Equity in earnings of unconsolidated subsidiaries	10	1,806	—	1,816
Income tax (expense) benefit	(1,039)	13	(179)	(1,205)
Net income attributable to noncontrolling interests	(1,595)	(1,207)	—	(2,802)
Earnings (loss) from continuing operations	5,048	620	(2,246)	3,422
Income from discontinued operations	—	4,643	—	4,643
Net earnings (loss)	$5,048	$5,263	$(2,246)	$8,065

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$33,101	$4,519	$80	$37,700
Costs and expenses	(21,568)	(3,630)	(3,798)	(28,996)
Equity in earnings of unconsolidated subsidiaries	3,380	1,774	—	5,154
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,782)	(33)	189	(1,626)
Net income attributable to noncontrolling interests	(5,820)	(537)	—	(6,357)
Net earnings (loss)	$7,589	$2,093	$(3,529)	$6,153

	Six Months Ended
	June 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$36,535	$14,912	$89	$51,536
Costs and expenses	(26,022)	(14,930)	(3,862)	(44,814)
Equity in earnings of unconsolidated subsidiaries	1,193	2,852	—	4,045
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	(385)	(154)	(180)	(719)
Net income attributable to noncontrolling interests	(6,071)	(1,345)	—	(7,416)
Earnings (loss) from continuing operations	6,141	1,335	(3,953)	3,523
Income from discontinued operations	—	4,643	—	4,643
Net earnings (loss)	$6,141	$5,978	$(3,953)	$8,166

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to U.S. operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Domestic	$9,836	$15,828	$20,288	$24,209
Latin America	3,364	2,908	5,715	4,693
Europe	3,008	3,087	10,478	8,826
Total	$16,208	$21,823	$36,481	$37,728

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total assets for each segment and a reconciliation to total assets are as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$31,922	$46,597
Restricted cash	1,702	1,207
Portfolio acquisition and resolution assets:
Domestic	216,925	241,589
Latin America	40,170	39,476
Europe	49,070	68,642
Special situations platform assets	49,125	50,765
Other non-earning assets, net	13,160	12,128
Total assets	$402,074	$460,404

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subject to these thresholds. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Guarantees and Letters of Credit

FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At June 30, 2011, the unpaid principal balance on this loan was $191.7 million. Refer to Note 9 for additional information.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At June 30, 2011, the unpaid principal balance on this loan facility was $16.3 million.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships have various maturities ranging from October 2011 to July 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At June 30, 2011, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guarantees approximated $1.3 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $9.1 million at June 30, 2011. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At June 30, 2011, FirstCity had a letter of credit in the amount of $9.2 million from Bank of Scotland under the terms of FirstCity’s Reducing Note Facility with Bank of Scotland (see Note 9), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $9.2 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Summary Financial Results

FirstCity recorded net earnings of $2.4 million, or $0.24 per common share on a fully diluted basis, for the three-month period ended June 30, 2011 (“Q2 2011”), compared to net earnings of $8.1 million, or $0.80 per common share on a fully diluted basis, for the three-month period ended June 30, 2010 (“Q2 2010”). FirstCity recorded net earnings of $6.2 million, or $0.60 per common share diluted, for the six-month period ended June 30, 2011 (“YTD 2011”), compared to $8.2 million, or $0.81 per common share diluted, for the six-month period ended June 30, 2010 (“YTD 2010”). Components of FirstCity’s results of operations for the three- and six-month periods ended June 30, 2011 and 2010 are presented in the tables below.

	Three Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,547	$2,323	$48	$16,918
Costs and expenses	(10,879)	(1,836)	(2,070)	(14,785)
Equity in earnings of unconsolidated subsidiaries	1,661	1,622	—	3,283
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,216)	(34)	226	(1,024)
Net income attributable to noncontrolling interests	(1,787)	(455)	—	(2,242)
Net earnings (loss)	$2,604	$1,620	$(1,796)	$2,428

	Three Months Ended
	June 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$21,813	$8,102	$46	$29,961
Costs and expenses	(14,141)	(8,094)	(2,113)	(24,348)
Equity in earnings of unconsolidated subsidiaries	10	1,806	—	1,816
Income tax (expense) benefit	(1,039)	13	(179)	(1,205)
Net income attributable to noncontrolling interests	(1,595)	(1,207)	—	(2,802)
Earnings (loss) from continuing operations	5,048	620	(2,246)	3,422
Income from discontinued operations	—	4,643	—	4,643
Net earnings (loss)	$5,048	$5,263	$(2,246)	$8,065

	Six Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$33,101	$4,519	$80	$37,700
Costs and expenses	(21,568)	(3,630)	(3,798)	(28,996)
Equity in earnings of unconsolidated subsidiaries	3,380	1,774	—	5,154
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,782)	(33)	189	(1,626)
Net income attributable to noncontrolling interests	(5,820)	(537)	—	(6,357)
Net earnings (loss)	$7,589	$2,093	$(3,529)	$6,153

	Six Months Ended
	June 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$36,535	$14,912	$89	$51,536
Costs and expenses	(26,022)	(14,930)	(3,862)	(44,814)
Equity in earnings of unconsolidated subsidiaries	1,193	2,852	—	4,045
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	(385)	(154)	(180)	(719)
Net income attributable to noncontrolling interests	(6,071)	(1,345)	—	(7,416)
Earnings (loss) from continuing operations	6,141	1,335	(3,953)	3,523
Income from discontinued operations	—	4,643	—	4,643
Net earnings (loss)	$6,141	$5,978	$(3,953)	$8,166

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s earnings related to its Portfolio Asset Acquisition and Resolution business segment decreased to $2.6 million in Q2 2011 from $5.0 million in Q2 2010. The decrease in earnings in Q2 2011 compared to Q2 2010 was attributed primarily to a $5.5 million decline in Portfolio Assets income (mainly due to higher-than-normal collection margins recognized in Q2 2010 compared to Q2 2011) combined with a $3.3 million investment security gain on a sale that transpired in Q2 2010 (no such gains were recognized in Q2 2011); off-set partially by a $0.7 million increase in service fee income, a $1.7 million increase in equity in earnings of unconsolidated subsidiaries, a $1.9 million decline in impairment losses recorded to our consolidated Portfolio Assets and loan investments, and favorable fluctuations in other income and other costs and expenses . Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s earnings from continuing operations related to its Special Situations Platform business segment increased to $1.6 million in Q2 2011 from $0.6 million in Q2 2010. The increase in earnings from continuing operations in Q2 2011 compared to Q2 2011 was attributed primarily to a $0.6 million decline in loan impairment provisions and a $0.8 million decrease in net income attributable to noncontrolling interests. Q2 2010 included $4.6 million of income from discontinued operations — which comprised the Company’s consolidated coal mine operation (this company was dissolved in December 2010). Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, decreased to $1.8 million for Q2 2011 compared to $2.2 million for Q2 2010, due primarily to a $0.4 million decrease in income tax expense.

Summary Investment Activity

In Q2 2011, FirstCity and its investment partners acquired $81.7 million of U.S. Portfolio Asset investments with a face value of approximately $163.4 million — of which FirstCity’s investment acquisition share was $22.2 million. In addition to its Portfolio Asset acquisitions in Q2 2011, FirstCity invested $7.4 million in non-portfolio investments, consisting of $6.3 million in the form of SBA loan originations and advances, $0.9 million in the form of equity investments, and $0.2 million in the form of investment securities. In Q2 2010, FirstCity and its investment partners acquired $141.6 million of domestic Portfolio Asset investments with a face value of approximately $251.0 million — of which FirstCity’s investment acquisition share was $28.1 million. In addition to its Portfolio Asset acquisitions in Q2 2010, FirstCity invested $22.6 million in non-portfolio investments, consisting of $5.4 million in the form of SBA loan originations and advances, $8.1 million in the form of debt and equity investments ($4.6 million financed through investee entity’s debt) under its Special Situations Platform (“FirstCity Denver”), $6.6 million of equity investments in foreign partnerships; and $2.5 million of other debt and equity investments.

At June 30, 2011, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $355.3 million — compared to $400.5 million at December 31, 2010 and $387.7 million a year ago. The global distribution of FirstCity’s earning assets (at carrying value) at June 30, 2011 included $266.0 million in the United States; $49.1 million in Europe; and $40.2 million in Latin America.

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

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity’s determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity’s increased holdings in the minority-owned, unconsolidated acquisition entities under this investment agreement represent a shift in the Company’s portfolio asset acquisition history over the past 2-3 years — which came in the form of consolidated portfolio assets. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s balance sheet attributed to distressed asset investments to “Equity investments” (unconsolidated equity-method investments in acquisition entities) from “Portfolio Assets” (consolidated investments in acquisition entities), as well as a corresponding gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity in earnings of unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities for these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

Our ability to make new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (see Note 9 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt; (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 18 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are impacted by many factors including, but not limited to, general economic, political and industry conditions; volatility and disruptions in the functioning of financial markets; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other collateral securing our loan portfolios; the timing and ability to collect and liquidate assets; changes in the performance and creditworthiness of our borrowers and other counterparties; increased competition from other market participants in the industries in which we operate; the availability, pricing and terms of Portfolio Assets, middle-market transactions and other investment opportunities in all of the Company’s businesses; and changes in government regulations, statutes and tax or fiscal policies. The Company’s business and results of operations are also impacted by the availability of liquidity to fund its investment activity and operations, and our access to credit and capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Q2 2011 Compared to Q2 2010

FirstCity’s net earnings to common stockholders totaled $2.4 million in Q2 2011 compared to net earnings of $8.1 million in Q2 2010. On a per share basis, diluted net earnings to common stockholders were $0.24 in Q2 2011 compared to $0.80 in Q2 2010.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $81.7 million of Portfolio Assets in Q2 2011 with an approximate face value of $163.4 million, compared to the Company’s involvement in acquiring $141.6 million of Portfolio Assets in Q2 2010 with an approximate face value of $251.0 million. In Q2 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $22.2 million — consisting of $1.9 million acquired through consolidated portfolio entities and $20.3 million acquired through unconsolidated Acquisition Partnerships. In Q2 2010, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $28.1 million — with $5.9 million acquired through consolidated portfolio entities and $22.2 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In Q2 2011, FirstCity invested an additional $7.4 million in non-portfolio investments in the form of SBA loan originations and advances and other investments, compared to $14.5 million of non-portfolio investments in the form of SBA loan originations and advances, direct equity investments and other loan investments in Q2 2010. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $2.6 million of earnings in Q2 2011 compared to $5.0 million of earnings in Q2 2010. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q2 2011 and Q2 2010:

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,480	$1,743
Income from Portfolio Assets	9,098	14,622
Gain on sale of SBA loans held for sale, net	646	163
Gain on sale of investment securities	—	3,250
Interest income from SBA loans	325	313
Interest income from loans receivable - affiliates	396	459
Other income	1,602	1,263
Total revenues	14,547	21,813
Costs and expenses:
Interest and fees on notes payable	3,630	3,616
Salaries and benefits	4,105	4,253
Provision for loan and impairment losses, net of recoveries	178	2,057
Asset-level expenses	1,553	1,941
Other	1,413	2,274
Total expenses	10,879	14,141
Equity in earnings of unconsolidated subsidiaries	1,661	10
Gain on business combination	278	—
Income tax expense	(1,216)	(1,039)
Net income attributable to noncontrolling interests	(1,787)	(1,595)
Net earnings	$2,604	$5,048

Servicing fee revenues.  Servicing fee revenues increased to $2.5 million in Q2 2011 from $1.7 million in Q2 2010. Servicing fees from U.S. Acquisition Partnerships totaled $1.0 million in Q2 2011 compared to $0.1 million in Q2 2010, while servicing fees from Latin American Acquisition Partnerships totaled $1.4 million in Q2 2011 and $1.5 million in Q2 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships for Q2 2011 in comparison to Q2 2010 was attributable primarily to an increase in collections from unconsolidated U.S. partnerships to $29.8 million for Q2 2011 compared to $2.5 million for Q2 2010.

Income from Portfolio Assets.  Income from Portfolio Assets decreased to $9.1 million in Q2 2011 from $14.6 million in Q2 2010. Although collections from our consolidated Portfolio Assets increased slightly to $34.5 million in Q2 2011 from $33.9 million in Q2 2010, our liquidation income and gains decreased by $6.9 million in these comparative periods (due mainly to above-average collection margins recognized in Q2 2010 compared to normalized collection margins recognized in Q2 2011). The decrease in our liquidation income and gains was off-set partially by a $0.9 million increase in accretion income in Q2 2011 compared to Q2 2010. The increase in accretion income from Portfolio Assets was attributed primarily to a modest shift in existing Portfolio Assets to an interest-accrual income method of accounting from a non-accrual income method (cost-recovery or cash basis) in recent months. We apply the interest-accrual income method to Portfolio Assets, as applicable, when management has the ability to reasonably estimate the timing and amount of collections. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 5 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale, net.  The Company recorded $0.6 million of gains on the sales of SBA loans with a $7.8 million net basis in the loans sold in Q2 2011, compared to $0.2 million of gains on the sales of SBA loans with a $2.1 million net basis in the loans sold in Q2 2010. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated SBA loans into the secondary market and retains the unguaranteed portion for investment.

Gain on sale of investment security.  In Q2 2010, the Company recognized a $3.3 million gain related to the sale of its investment security that represented a beneficial interest in securitized financial assets. The Company did not sell any of its investment securities in Q2 2011.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.3 million for both Q2 2011 and Q2 2010. FirstCity’s average investment level in SBA loans held-for-investment approximated $16.4 million for Q2 2011 compared to $15.2 million for Q2 2010.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $0.4 million for Q2 2011 from $0.5 million for Q2 2010. FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $8.0 million for Q2 2011 compared to $11.6 million for Q2 2010.

Interest income from loans receivable — other.  The Company did not recognize interest income from loans receivable — other in Q2 2011 or Q2 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.6 million for Q2 2011 compared to $5.0 million for Q2 2010.

Other income.  Other income for Q2 2011 increased by $0.3 million in comparison to Q2 2010 primarily due to an increase in credit administration and due diligence fee income as a result of increased investment activity in Q2 2011 compared to Q2 2010.

Costs and expenses.  Operating costs and expenses approximated $10.9 million in Q2 2011 compared to $14.1 million in Q2 2010. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable remained constant at $3.6 million for both Q2 2011 and Q2 2010. FirstCity’s average outstanding debt in its PAA&R segment was $246.4 million in Q2 2011 compared to $298.2 million in Q2 2010. The Company’s average cost of borrowings increased to 5.9% in Q2 2011 compared to 4.9% in Q2 2010, due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities that we had with Bank of Scotland last year.

Salaries and benefits totaled $4.1 million and $4.3 million in Q2 2011 and Q2 2010, respectively. The total number of personnel within the PAA&R segment remained constant at 207 for both June 30, 2011 and June 30, 2010.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.2 million in Q2 2011 compared to $2.1 million in Q2 2010. Net impairment provisions in Q2 2011 included $0.8 million of net impairment provisions attributed primarily to declines in values of loan collateral and real estate assets in our U.S. Portfolio Assets and loans, off-set partially by $0.6 million of net recoveries from our European Portfolio Assets. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, decreased to $1.6 million in Q2 2011 from $1.9 million in Q2 2010. The decreased level of asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $165.5 million for Q2 2011 from $221.0 million for Q2 2010.

Other costs and expenses in the Company’s PAA&R segment decreased to $1.4 million in Q2 2011 from $2.3 million in Q2 2010, due primarily to the recognition of $0.6 million of foreign currency exchange gains attributed to our consolidated foreign operations in Q2 2011 compared to $0.6 million of foreign currency exchange losses recognized in Q2 2010 — a $1.2 million improvement ($0.8 million of the increase was attributed to consolidated European operations and $0.4 million of the increase related to our consolidated Latin American operations). The Euro and Mexican peso currencies appreciated in value relative to the U.S. dollar in Q2 2011, compared to depreciating in value relative to the U.S. dollar in Q2 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $1.7 million in Q2 2011 compared to Q2 2010. Equity in earnings of our unconsolidated Acquisition Partnerships was nominal in Q2 2011 compared to $0.3 million of losses in Q2 2010, whereas equity in earnings of our unconsolidated servicing entities increased to $1.7 million in Q2 2011 from $0.3 million in Q2 2010. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 15%-50%) increased to $8.0 million in Q2 2011 compared to $0.8 million in Q2 2010. In addition, total net earnings reported by our U.S. partnerships improved to $0.1 million in Q2 2011 from $0.2 million in net losses for Q2 2010. The increase in total revenues and net earnings in Q2 2011 compared to Q2 2010 was attributable primarily to an increase in collections to $29.8 million in Q2 2011 from $2.5 million in Q2 2010; off-set partially by a $3.2 million increase in impairment provisions and a $2.8 million increase in asset-level expenses reported by these U.S. partnerships in Q2 2011 compared to Q2 2010. The collective activity described above translated to FirstCity’s share of U.S. partnership net earnings remaining steady at $0.1 million in net losses for both Q2 2011 and Q2 2010.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $39.9 million for Q2 2011 from $19.0 million for Q2 2010, due primarily to increased investment activity from U.S. Acquisition Partnerships that were formed under FirstCity’s investment agreement with Värde over the past year (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of U.S. Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $3.9 million in Q2 2011 from $6.9 million in Q2 2010. However, total net earnings reported by our Latin American partnerships increased to $4.6 million for Q2 2011 compared to $0.3 million of net losses for Q2 2010. The decrease in total partnership revenues reported by these partnerships in Q2 2011 compared to Q2 2010 was attributable primarily to a decrease in collections to $5.9 million in Q2 2011 compared to $10.0 million in Q2 2010. Contributing to the higher net earnings reported by these partnerships in Q2 2011 was $6.5 million of additional foreign currency exchange gains recorded by these partnerships in Q2 2011 compared to Q2 2010. The significant increase in foreign currency exchange gains recorded in Q2 2011 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in Q2 2011 compared to Q2 2010). Although total net earnings reported by our Latin American Acquisition Partnerships increased in Q2 2011 compared to Q2 2010, FirstCity’s share of Latin American partnership net earnings decreased to $0.1 million in earnings for Q2 2011 compared to $0.2 million in earnings for Q2 2010. This unfavorable variation is attributed to the composition of FirstCity’s ownership and income allocation mix in the Latin American Acquisition Partnerships that reported net earnings and losses in Q2 2011 and Q2 2010. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $14.3 million for Q2 2011 from $17.2 million for Q2 2010.

•        Europe — At June 30, 2011, the Company did not carry any equity-method investments in European Acquisition Partnerships (compared to $5.4 million of such investments at June 30, 2010). This decrease in FirstCity’s equity-method investments in European Acquisition Partnerships was attributed primarily to (1) the Company’s step-acquisition transaction and resulting consolidation of a German partnership entity in Q2 2011 (see Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) the Company’s sale of its minority equity interest in a French partnership entity in the first quarter of

2011; and (3) the Company’s step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010. As a result, total combined revenues reported by our European Acquisition Partnerships decreased to $0.2 million in Q2 2011 (during the respective periods of our ownership) from $0.6 million in Q2 2010, and our European Acquisition Partnerships reported nominal net earnings in Q2 2011 (during the respective periods of our ownership) compared to $1.3 million of losses in Q2 2010. FirstCity’s share of European partnership earnings was nominal in Q2 2011, compared to the Company’s share of $0.3 million in losses from these partnerships in Q2 2010.

In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by the eight consolidated German partnership entities described above (along with its wholly-owned equity interest in another German partnership entity) to a European securitization entity (formed by an affiliate of Värde). FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security. The Company expects income from this investment security, along with income from its already-consolidated European Portfolio Assets, to partially off-set the decline in equity in earnings from our European Acquisition Partnerships.

•             Servicing Entities — Total combined revenues (mainly investment income and service fee income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 12%-50%) increased to $16.4 million in Q2 2011 from $12.0 million in Q2 2010. In addition, total combined net earnings reported by these entities increased to $3.5 million in Q2 2011 from $0.8 million in Q2 2010. The increase in net earnings reported by these servicing entities was attributed primarily to additional investment income (including gains from investment security sales in Q2 2011) and service fee income reported by a European servicing entity in Q2 2011 compared to Q2 2010; off-set partially by a $1.1 million increase in tax expense reported by this entity in Q2 2011 compared to Q2 2010. The collective activity described above translated to an increase in FirstCity’s share of net earnings from its foreign servicing entities to $1.7 million in Q2 2011 from $0.3 million in Q2 2010.

Gain on business combinations.  In Q2 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain.  The Company did not consummate any business combination transactions in Q2 2010. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Income taxes.  Our PAA&R segment reported an income tax provision of $1.2 million in Q2 2011 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $1.0 million in Q2 2010. Refer to Note 12 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships increased to $1.8 million for Q2 2011 from $1.6 million for Q2 2010. This increase is attributed to a modest increase in net earnings from these consolidated Acquisition Partnerships in Q2 2011 compared to Q2 2010 (i.e. an increase in the amount of net earnings reported by these consolidated entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $1.6 million in Q2 2011 compared to $5.3 million of net earnings in Q2 2010. FirstCity Denver reported no investments in Q2 2011, compared to $8.1 million of investments in the form of loan and direct equity investments in Q2 2010. Since its inception in 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $85.6 million, and has provided $57.8 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q2 2011 and Q2 2010:

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$489	$543
Operating revenue - railroad	1,430	1,196
Operating revenue - manufacturing	—	6,107
Other income	404	256
Total revenues	2,323	8,102
Costs and expenses - railroad operations:
Interest and fees on notes payable	59	36
Salaries and benefits	329	260
Other	494	331
Total railroad expenses	882	627
Costs and expenses - manufacturing operations:
Salaries and benefits	—	1,189
Cost of sales	—	3,468
Other	—	1,295
Total manufacturing expenses	—	5,952
Costs and expenses - other:
Interest and fees on notes payable	134	118
Salaries and benefits	209	444
Provision for loan and impairment losses	—	568
Other	611	385
Total other expenses	954	1,515
Total expenses	1,836	8,094
Equity in earnings of unconsolidated subsidiaries	1,622	1,806
Income tax (expense) benefit	(34)	13
Net income attributable to noncontrolling interests	(455)	(1,207)
Earnings from continuing operations	1,620	620
Income from discontinued operations	—	4,643
Net earnings	$1,620	$5,263

Interest income from loans receivable.  Interest income from loans receivable remained steady at $0.5 million for both Q2 2011 and Q2 2010. FirstCity Denver’s average investment in loans receivable was $16.6 million for Q2 2011 — including $6.1 million accounted for under the non-accrual method of accounting. For Q2 2010, FirstCity Denver’s average investment in loans receivable was $19.6 million — including $2.3 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased to $1.4 million in Q2 2011 from $1.2 million in Q2 2010. Total costs and expenses attributable to the railroad operations approximated $0.9 million in Q2 2011 compared to $0.6 million in Q2 2010. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in Q2 2011 compared to Q2 2010.

Revenue, costs and expenses from manufacturing operations.  Revenue, costs and expenses from manufacturing operations represent the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions). FirstCity acquired a controlling interest in this company in 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began accounting for its retained investment in the manufacturing entity using the equity-method of accounting. In Q2 2011, FirstCity Denver’s share of this subsidiary’s income was reported as equity in earnings of unconsolidated subsidiaries.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property, remained steady at $0.4 million in Q2 2011 compared to $0.3 million in Q2 2010.

Costs and expenses — other.  Other costs and expenses decreased by $0.6 million in Q2 2011 compared to Q2 2010, due primarily to $0.6 million of impairment provisions recorded in Q2 2010 to a middle-market company debt investment. FirstCity Denver did not record any impairment provisions in Q2 2011. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuation of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased to $1.6 million in Q2 2011 from $1.8 million in Q2 2010. FirstCity Denver’s share of net earnings from its equity-method investment in a coal mine equipment subsidiary declined by $0.8 million in Q2 2011 compared to Q2 2010 (due to significant gains recognized in Q2 2010 from equipment sales); off-set by a $0.3 million increase in FirstCity Denver’s share of net earnings from an equity-method investee engaged in the business of manufacturing prefabricated buildings (due to a rise in building lease orders) and a $0.5 million increase in FirstCity Denver’s share of net earnings reported by an equity-method investee engaged in designing, sourcing and selling household products (due to higher sales volumes) in Q2 2011 compared to Q2 2010. FirstCity Denver’s share of earnings in its various other equity-method investees (manufacturing and retail companies) declined by $0.2 million in Q2 2011 compared to Q2 2010.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, decreased to $0.5 million for Q2 2011 compared to $1.2 million for Q2 2010. The increase in Q2 2011 was attributed to lower net earnings reported by FirstCity Denver in Q2 2011 compared to Q2 2010 (mainly due to significant earnings reported by its consolidated coal mine subsidiary in Q2 2010 as discussed below).

Discontinued operations.  The results of discontinued operations consist of activities related to FirstCity Denver’s consolidated coal mine operation. Effective April 2010, FirstCity Denver obtained control of the coal mine operation (which was an equity-method investment of FirstCity Denver at the time) when the controlling ownership interest held by the then-majority shareholder was redeemed (which increased FirstCity Denver’s ownership in the entity to 89% from 40%). Under business combination accounting guidance, FirstCity Denver’s previously-held noncontrolling interest in the coal mine operation was re-measured to fair value on the date control was obtained — which resulted in FirstCity Denver’s recognition of a $4.8 million business combination gain. Refer to Notes 3 and 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for Q2 2010. Earnings attributed to these discontinued operations, which totaled $4.6 million for Q2 2010 (included in our consolidated statement of operations), comprised $13.1 million of operating revenues, $13.3 million of operating costs, and a $4.8 million business combination gain.

YTD 2011 Compared to YTD 2010

FirstCity’s net earnings to common stockholders totaled $6.2 million in YTD 2011 compared to net earnings of $8.2 million in YTD 2010. On a per share basis, diluted net earnings to common stockholders were $0.60 in YTD 2011 compared to $0.81 in YTD 2010.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $92.7 million of Portfolio Assets in YTD 2011 with an approximate face value of $180.6 million, compared to the Company’s involvement in acquiring $159.7 million of Portfolio Assets in YTD 2010 with an approximate face value of $285.5 million. In YTD 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $27.0 million — consisting of $4.7 million acquired through consolidated portfolio entities and $22.3 million acquired through unconsolidated Acquisition Partnerships. In YTD 2010, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $42.7 million — with $20.5 million acquired through consolidated portfolio entities and $22.2 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In YTD 2011, FirstCity invested an additional $17.3 million in non-portfolio investments in the form of SBA loan originations and advances, investment securities and loan investments, compared to $23.5 million of non-portfolio investments in the form of SBA loan originations and advances, direct equity investments and other loan investments in YTD 2010. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $7.6 million of earnings in YTD 2011 compared to $6.1 million of earnings in YTD 2010. The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2011 and YTD 2010:

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$4,905	$3,746
Income from Portfolio Assets	21,938	26,085
Gain on sale of SBA loans held for sale, net	1,530	163
Gain on sale of investment securities	—	3,250
Interest income from SBA loans	674	581
Interest income from loans receivable - affiliates	791	936
Other income	3,263	1,774
Total revenues	33,101	36,535
Costs and expenses:
Interest and fees on notes payable	7,463	6,937
Salaries and benefits	7,950	8,100
Provision for loan and impairment losses, net of recoveries	817	3,158
Asset-level expenses	2,826	3,436
Other	2,512	4,391
Total expenses	21,568	26,022
Equity in earnings of unconsolidated subsidiaries	3,380	1,193
Gain on business combination	278	891
Income tax expense	(1,782)	(385)
Net income attributable to noncontrolling interests	(5,820)	(6,071)
Net earnings	$7,589	$6,141

Servicing fee revenues.  Servicing fee revenues increased to $4.9 million in YTD 2011 from $3.7 million in YTD 2010. Servicing fees from U.S. Acquisition Partnerships totaled $1.9 million in YTD 2011 compared to $0.3 million in YTD 2010, while servicing fees from Latin American Acquisition Partnerships totaled $2.8 million in YTD 2011 and $3.2 million in YTD 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships for YTD 2011 in comparison to YTD 2010 was attributable primarily to an increase in collections from unconsolidated U.S. partnerships to $57.8 million for YTD 2011 compared to $7.9 million for YTD 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable primarily to a lower effective profit margin related to those unconsolidated partnerships in YTD 2011 compared to YTD 2010.

Income from Portfolio Assets.  Income from Portfolio Assets decreased to $21.9 million in YTD 2011 from $26.1 million in YTD 2010. Although collections from our consolidated Portfolio Assets increased to $74.5 million in YTD 2011 from $71.0 million in YTD 2010, our liquidation income and gains decreased by $4.7 million in these comparative periods — due mainly to above-average collection margins recognized in YTD 2010 (especially in Q2 2010) compared to normalized collection margins recognized in YTD 2011. The decrease in our liquidation income and gains was off-set partially by a $0.5 million increase in accretion income in YTD 2011 compared to YTD 2010. The increase in accretion income from Portfolio Assets was attributed primarily to a modest shift in existing Portfolio Assets to an interest-accrual income method of accounting from a non-accrual income method (cost-recovery or cash basis) in recent months. We apply the interest-accrual income method to Portfolio Assets, as applicable, when management has the ability to reasonably estimate the timing and amount of collections. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 5 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale, net.  The Company recorded $1.5 million of gains from the sales of SBA loans in YTD 2011 (with a $17.9 million net basis in the loans sold), compared to $0.2 million of such gains in YTD 2010 (with a $2.1 million net basis in the loans sold). Effective January 1, 2010, the Company had adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions had lapsed (generally 90 days), the transaction was then recorded as a sale and the resulting net gain on the sale was recognized (as such, YTD 2010 only includes three months of recognized gains from SBA loans that were sold during this six-month period). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, YTD 2011 includes the Company’s recognition of gains on SBA loans that were sold during December 2010 and January 2011 (as the premium recourse provisions had lapsed in YTD 2011), and the last five months of YTD 2011 (as these transactions did not include premium recourse provisions).

Interest income from SBA loans.  Interest income from SBA loans remained steady at $0.7 million for YTD 2011 and $0.6 million for YTD 2010. FirstCity’s average investment level in SBA loans held-for-investment approximated $16.0 million for YTD 2011 compared to $15.2 million for YTD 2010.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased slightly to $0.8 million for YTD 2011 from $0.9 million for YTD 2010. FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment approximated $8.6 million for YTD 2011 compared to $12.1 million for YTD 2010.

Interest income from loans receivable — other.  The Company did not recognize interest income from loans receivable — other in YTD 2011 or YTD 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.8 million for YTD 2011, compared to its average investment in such loans of $5.3 million for YTD 2010.

Other income.  Other income for YTD 2011 increased by $1.5 million in comparison to YTD 2010 primarily due to $1.0 million of additional due diligence and credit administration fee income recognized in YTD 2011 compared to YTD 2010 as a result of increased investment activity under the Company’s investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q); and a $0.3 million gain recognized in YTD 2011 from the Company’s sale of its minority equity interest related to a European Acquisition Partnership.

Costs and expenses.  Operating costs and expenses approximated $21.6 million in YTD 2011 compared to $26.0 million in YTD 2010. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable totaled $7.5 million and $6.9 million for YTD 2011 and YTD 2010, respectively. FirstCity’s average outstanding debt in its PAA&R segment was $260.2 million in YTD 2011 compared to $294.1 million in YTD 2010. The Company’s average cost of borrowings increased to 5.7% in YTD 2011 compared to 4.7% in YTD 2010, due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had with Bank of Scotland last year.

Salaries and benefits totaled $8.0 million and $8.1 million in YTD 2011 and YTD 2010, respectively. The total number of personnel within the PAA&R segment remained constant at 207 for both June 30, 2011 and June 30, 2010.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.8 million in YTD 2011 compared to $3.2 million in YTD 2010. Net impairment provisions in YTD 2011 included $1.4 million of net impairment provisions attributed primarily to declines in values of loan collateral and real estate assets in our U.S. Portfolio Assets and loans, off-set partially by $0.6 million of net recoveries from our European Portfolio Assets. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, decreased to $2.8 million in YTD 2011 from $3.4 million in YTD 2010. The decreased level of asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $180.3 million for YTD 2011 from $214.7 million for YTD 2010.

Other costs and expenses in the Company’s PAA&R segment decreased to $2.5 million in YTD 2011 from $4.4 million in YTD 2010, due primarily to the recognition of $1.5 million of foreign currency exchange gains attributed to our consolidated foreign operations in YTD 2011 compared to $1.1 million of foreign currency exchange losses recognized in YTD 2010 — a $2.6 million improvement ($1.9 million of the increase was attributed to consolidated European operations and $0.7 million of the increase related to our consolidated Latin American operations). The Euro currency appreciated in value relative to the U.S. dollar in YTD 2011, compared to depreciating in value relative to the U.S. dollar in YTD 2010; whereas the Mexican peso appreciated in value relative to the U.S. dollar at a higher rate in YTD 2011 compared to YTD 2010. This favorable increase was off-set partially by a $0.4 million increase in foreign tax-related expense incurred by our consolidated European operations in YTD 2011 compared to YTD 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $2.2 million in YTD 2011 compared to YTD 2010. Equity in earnings of our unconsolidated Acquisition Partnerships increased to $0.6 million in YTD 2011 from $0.9 million of losses in YTD 2010, whereas equity in earnings of our unconsolidated servicing entities increased to $2.8 million in YTD 2011 compared to $2.1 million in YTD 2010. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 15%-50%) increased to $16.4 million in YTD 2011 compared to $2.6 million in YTD 2010. In addition, total net earnings reported by our U.S. partnerships improved to $5.9 million in YTD 2011 from $0.5 million for YTD 2010. The increase in total revenues and net earnings in YTD 2011 compared to YTD 2010 was attributable primarily to an increase in collections to $57.8 million in YTD 2011 from $7.8 million in YTD 2010; off-set partially by increases in the following costs and expenses in YTD 2011 compared to YTD 2010: $2.9 million increase in impairment provisions, $3.9 million increase in asset-level expenses, and $1.5 million increase in service fee expense. The collective activity described above translated to a favorable increase in FirstCity’s share of U.S. partnership net earnings to $0.8 million in YTD 2011 from $37,000 in YTD 2010.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $39.3 million for YTD 2011 from $16.6 million for YTD 2010, due primarily to increased investment activity from U.S. Acquisition Partnerships that were formed under FirstCity’s investment agreement with Värde over the past year (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of U.S. Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $8.7 million in YTD 2011 from $10.3 million in YTD 2010. However, total net earnings reported by our Latin American partnerships increased to $6.2 million for YTD 2011 compared to $2.1 million of net losses for YTD 2010. The decrease in total partnership revenues reported by these partnerships in YTD 2011 compared to YTD 2010 was attributable primarily to a decline in collections to $13.3 million in YTD 2011 compared to $16.1 million in YTD 2010. Contributing to the higher net earnings reported by these partnerships in YTD 2011 was $9.0 million of additional foreign currency exchange gains recorded by these partnerships in YTD 2011 compared to YTD 2010. The significant increase in foreign currency exchange gains recorded in YTD 2011 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in YTD 2011 compared to YTD 2010). Although total net earnings reported by our Latin American Acquisition Partnerships increased in YTD 2011 compared to YTD 2010, FirstCity’s share of Latin American partnership net earnings decreased by $0.3 million in YTD 2011 compared to YTD 2010. This unfavorable variation is attributed to the composition of FirstCity’s ownership and income allocation mix in the Latin American Acquisition Partnerships that reported net earnings and losses in YTD 2011 and YTD 2010. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $14.6 million for YTD 2011 from $17.3 million for YTD 2010.

•        Europe — At June 30, 2011, the Company did not carry any equity-method investments in European Acquisition Partnerships (compared to $5.4 million at June 30, 2010). This decrease in FirstCity’s equity-method investments in European Acquisition Partnerships was attributed primarily to (1) the Company’s step-acquisition transaction and resulting consolidation of a German partnership entity in Q2 2011 (see Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) the Company’s sale of its minority equity interest in a French partnership entity in the first quarter of 2011; and (3) the Company’s step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010. As a result, total combined revenues reported by our European Acquisition Partnerships decreased to $0.3 million in YTD 2011 (during the respective periods of our ownership) from $2.5 million in YTD 2010, and our European Acquisition Partnerships reported nominal losses in YTD 2011 (during the respective periods of our ownership) compared to $3.3 million of losses in YTD 2010. FirstCity’s share of European partnership losses was nominal in YTD 2011, compared to the Company’s share of $1.0 million in losses from these partnerships in YTD 2010.

In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by the eight consolidated German partnership entities described above (along with its wholly-owned equity interest in another German partnership entity) to a European securitization entity (formed by an affiliate of Värde). FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security. The Company expects income from this investment security, along with income from its already-consolidated European Portfolio Assets, to partially off-set the decline in equity in earnings from our European Acquisition Partnerships.

•        Servicing Entities — Total combined revenues (mainly investment income and service fee income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 12%-50%) increased to $30.0 million in YTD 2011 from $28.2 million in YTD 2010. However, total combined net earnings reported by these entities decreased to $5.3 million in YTD 2011 from $6.3 million in YTD 2010. The decrease in net earnings reported by the underlying servicing entities was attributed primarily to a $4.1 million increase in tax expense reported a European servicing entity in YTD 2011 compared to YTD 2010. The collective activity described above translated to a decline in FirstCity’s share of net earnings from its foreign servicing entities to $2.8 million in YTD 2011 from $2.1 million in YTD 2010.

Gain on business combinations. In YTD 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain. In YTD 2010, the Company recognized a

$0.9 million business combination gain attributable to a step-acquisition transaction in which the Company acquired controlling interests in three U.S. Acquisition Partnerships. The Company owned noncontrolling equity interests in these entities prior to the transactions. Under business combination accounting guidance, the Company’s previously-held noncontrolling interests in these entities were re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Income taxes.  Our PAA&R segment reported an income tax provision of $1.8 million in YTD 2011 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $0.4 million in YTD 2010 — a $1.4 million negative swing. YTD 2011 includes $1.4 million of additional foreign current income tax expense compared to YTD 2010 due primarily to an increase in net earnings recorded by our consolidated European operations during the respective periods. Refer to Note 12 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $5.8 million for YTD 2011 from $6.1 million for YTD 2010. This decrease is attributed to a modest decline in net earnings from these consolidated Acquisition Partnerships in YTD 2011 compared to YTD 2010 (i.e. a decrease in the amount of net earnings reported by these majority-owned entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $2.1 million in YTD 2011 compared to $6.0 million of net earnings in YTD 2010. In YTD 2011, FirstCity Denver invested $0.7 million in the form of loan investments, compared to $12.9 million of investments in the form of loan and direct equity investments in YTD 2010. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $85.6 million, and has provided $57.8 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for YTD 2011 and YTD 2010:

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,020	$1,152
Operating revenue - railroad	2,860	2,461
Operating revenue - manufacturing	—	10,466
Other income	639	833
Total revenues	4,519	14,912
Costs and expenses - railroad operations:
Interest and fees on notes payable	87	74
Salaries and benefits	685	537
Other	995	622
Total railroad expenses	1,767	1,233
Costs and expenses - manufacturing operations:
Salaries and benefits	—	2,396
Cost of sales	—	6,011
Other	—	2,381
Total manufacturing expenses	—	10,788
Costs and expenses - other:
Interest and fees on notes payable	264	231
Salaries and benefits	408	740
Provision for loan and impairment losses	—	1,169
Other	1,191	769
Total other expenses	1,863	2,909
Total expenses	3,630	14,930
Equity in earnings of unconsolidated subsidiaries	1,774	2,852
Income tax expense	(33)	(154)
Net income attributable to noncontrolling interests	(537)	(1,345)
Earnings from continuing operations	2,093	1,335
Income from discontinued operations	—	4,643
Net earnings	$2,093	$5,978

Interest income from loans receivable.  Interest income from loans receivable remained relatively steady at $1.0 million in YTD 2011 compared to $1.2 million in YTD 2010. FirstCity Denver’s average investment in loans receivable was $16.3 million for YTD 2011 — including $6.2 million accounted for under the non-accrual method of accounting. For YTD 2010, FirstCity Denver’s average investment in loans receivable was $19.1 million — including $2.6 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers and providing rail freight services for on-line customers). Revenue from railroad operations increased to $2.9 million in YTD 2011 from $2.5 million in YTD 2010. Total expenses attributable to the railroad operations approximated $1.8 million in YTD 2011 compared to $1.2 million in YTD 2010. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in YTD 2011 compared to YTD 2010.

Revenue, costs and expenses from manufacturing operations.  Revenue, costs and expenses from manufacturing operations represent the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions). FirstCity acquired a controlling interest in this company in 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began accounting for its retained investment in the manufacturing entity using the equity-method of accounting. In YTD 2011, FirstCity Denver’s share of this subsidiary’s income was reported as equity in earnings of unconsolidated subsidiaries.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property, decreased by $0.2 million in YTD 2011 compared to YTD 2010.

Costs and expenses — other.  Other costs and expenses decreased by $1.0 million in YTD 2011 compared to YTD 2010, due primarily to $1.2 million of impairment provisions recorded in YTD 2010 to a middle-market company debt investment. FirstCity Denver did not record any impairment provisions in YTD 2011. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuation of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased to $1.8 million in YTD 2011 from $2.9 million in YTD 2010. This decrease was due primarily to (1) $0.9 million of equity in earnings recorded by FirstCity Denver in YTD 2010 (compared to $-0- in YTD 2011) for its share of net earnings from its equity-method investment in a coal mine operation (this coal mine operation was consolidated by the Company in Q2 2010 and subsequently dissolved in December 2010); (2) a $0.8 million decline in equity in earnings recorded by FirstCity Denver in YTD 2011 compared to YTD 2010 for its share of net earnings from its equity-method investment in a coal mine equipment subsidiary (which recognized significant gains in YTD 2010 from equipment sales); and (3) $0.4 million of equity losses recorded by FirstCity Denver in YTD 2011 (compared to $-0- in YTD 2010) for its share of net losses from its manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions). These decreases were off-set partially by a $0.3 million increase in FirstCity Denver’s share of net earnings from an equity-method investee engaged in the business of manufacturing prefabricated buildings (due to a rise in building lease orders) and a $0.7 million increase in FirstCity Denver’s share of net earnings reported by an equity-method investee engaged in designing and selling household products (due to higher sales volumes) in YTD 2011 compared to YTD 2010.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, decreased to $0.5 million for YTD 2011 compared to $1.3 million for YTD 2010. The decrease in YTD 2011 was attributed to lower net earnings reported by FirstCity Denver in YTD 2011 compared to YTD 2010 (mainly due to significant earnings reported by its consolidated coal mine subsidiary in YTD 2010 as discussed below).

Discontinued operations.  The results of discontinued operations consist of activities related to FirstCity Denver’s consolidated coal mine operation. Effective April 2010, FirstCity Denver obtained control of the coal mine operation (which was an equity-method investment of FirstCity Denver at the time) when the controlling ownership interest held by the then-majority shareholder was redeemed (which increased FirstCity Denver’s ownership in the entity to 89% from 40%). Under business combination accounting guidance, FirstCity Denver’s previously-held noncontrolling interest in the coal mine operation was re-measured to fair value on the date control was obtained — which resulted in FirstCity Denver’s recognition of a $4.8 million business combination gain. Refer to Notes 3 and 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for the three-month period ended June 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010). Earnings attributed to these discontinued operations, which totaled $4.6 million for Q2 2010 (included in our consolidated statement of operations), comprised $13.1 million of operating revenues, $13.3 million of operating costs, and a $4.8 million business combination gain.

Financial Condition

Significant changes in FirstCity’s financial condition during YTD 2011 resulted from the following:

Consolidated assets of $402.1 million at June 30, 2011 were $58.3 million lower than consolidated assets at December 31, 2010. The decrease in consolidated assets was attributed primarily to (1) a $21.9 million decrease in the Company’s consolidated Portfolio Assets from the sale of such assets to a European securitization entity (formed by an affiliate of Värde) in YTD 2011 (FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security); (2) $31.9 million of additional net decreases in the Company’s consolidated Portfolio Assets in YTD 2011 attributable primarily to net principal collections; and (3) a $14.7 million decrease in cash (refer to the heading “Cash Flow Activity” below for detailed information). These decreases in our consolidated assets since December 31, 2010 were off-set partially by a $10.7 million net increase in equity-method investments in YTD 2011 due primarily to increased investment activity generated by our existing and newly-formed U.S. Acquisition Partnerships.

Consolidated liabilities of $271.9 million as of June 30, 2011 were $63.8 million lower than consolidated liabilities at December 31, 2010. The decrease in consolidated liabilities was attributed primarily to a $61.0 million net decrease in notes payable in YTD 2011 (attributed mainly to net principal repayments on notes payable to banks).

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

The following table includes information related to Portfolio Assets acquired by the Company in YTD 2011 and YTD 2010.

	Six Months Ended
	June 30, 2011
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$3,321	$4,137	$173,155	$180,613
Total purchase price	$1,892	$3,104	$87,748	$92,744
Total equity invested by all investors	$1,912	$3,104	$89,053	$94,069
Total equity invested by FirstCity	$1,912	$2,794	$22,263	$26,969
Total number of Portfolio Assets	5	5	269	279

	Six Months Ended
	June 30, 2010
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$32,573	$20,097	$232,867	$285,537
Total purchase price	$15,897	$9,382	$134,401	$159,680
Total equity invested by all investors	$15,897	$9,161	$135,539	$160,597
Total equity invested by FirstCity	$15,897	$4,581	$22,249	$42,727
Total number of Portfolio Assets	7	30	203	240

The table below provides a summary of our Portfolio Assets as of June 30, 2011 and December 31, 2010. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$87,586	$117,534
Business assets	13,740	17,796
Other	4,365	4,889
Latin America:
Commercial real estate	4,175	4,013
Residential real estate	6,312	6,144
Europe - commercial real estate	4,368	18,046
UBN loan portfolio - business assets:
Non-performing loans	48,397	45,328
Performing loans	1,250	1,125
Other	6,202	3,263
Outstanding balance	176,395	218,138
Allowance for loan losses	(47,464)	(45,162)
Total Loan Portfolios, net	128,931	172,976

Real Estate Portfolios:
Real estate held for sale, net	26,489	36,126
Real estate held for investment, net	6,809	6,959
Total Real Estate Portfolios, net	33,298	43,085

Total Portfolio Assets, net	$162,229	$216,061

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	607	352	18	49	—	—	16	1,042
Recoveries	(32)	(7)	—	—	—	(641)	(19)	(699)
Charge offs	(383)	(414)	(9)	—	(856)	—	(34)	(1,696)
Translation adjustments	—	—	—	30	42	3,583	—	3,655
Ending balance, June 30, 2011	$546	$183	$99	$339	$52	$46,233	$12	$47,464

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$34,921	$4,822	$37,820	$32,122	$1,368	$—	$111,053

France	—	1,250	1,053	—	—	2,164	4,467

Germany	—	—	2,433	830	—	—	3,263

Mexico	—	—	—	10,148	—	—	10,148

Total	$34,921	$6,072	$41,306	$43,100	$1,368	$2,164	$128,931

	December 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$3,420	$1,640	$94,144	$41,959	$1,574	$—	$142,737

France	—	1,125	2,499	—	—	2,037	5,661

Germany	—	—	2,022	12,659	—	—	14,681

Mexico	—	—	—	9,897	—	—	9,897

Total	$3,420	$2,765	$98,665	$64,515	$1,574	$2,037	$172,976

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First six months of 2011	$700	$700	$—	$700
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At June 30, 2011, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

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

Our ability to fund operations and new investments is dependent on (1) the cash leak-through and overhead allowance provisions included in our loan facility with Bank of Scotland (as discussed below); (2) residual cash flows from the pledged assets and equity investments after full repayment of the Bank of Scotland debt (as discussed below); (3) our current holdings of unencumbered cash and portfolio assets; and (4) our investment agreement with Värde (see discussions below for additional information). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite disruptions, uncertainty and volatility in the credit markets in recent years, we have continued to have access to liquidity in both our PAA&R and Special Situations business segments through our unencumbered cash and investment assets, credit facility commitments with external lenders, and the investment agreement with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

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

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for YTD 2011 and YTD 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash used in operating activities	$(6,076)	$(19,472)
Net cash provided by investing activities	67,008	13,789
Net cash used in financing activities	(76,345)	(25,998)
Effect of exchange rate changes on cash and cash equivalents	738	(91)
Net decrease in cash and cash equivalents of continuing operations	$(14,675)	$(31,772)

Our operating activities from continuing operations used cash of $6.1 million and $19.5 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash used in continuing operations was attributable primarily to $10.8 million of net principal advances on SBA loans held for sale; $21.9 million of non-cash reductions for income accretion and gains on Portfolio Assets; $5.2 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $1.8 million of non-cash deductions attributed to gains recognized on SBA loan sales and an equity investment sale — off-set partially by $12.5 million of net earnings; $19.4 million of proceeds from SBA loan sales; $2.8 million of proceeds applied to income from Portfolio Assets; and $2.3 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used in operating activities from our continuing operations for YTD 2010 was attributable primarily to $8.9 million of net principal advances on SBA loans held for sale; $26.1 million of non-cash reductions for income accretion and gains on Portfolio Assets; $4.0 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $4.1 million of non-cash deductions attributed to gains recognized on business combination transactions and an investment security sale — off-set partially by $10.9 million of net earnings (excluding $4.6 million of income from discontinued operations); $2.3 million of proceeds from SBA loan sales; $2.1 million of proceeds applied to income from Portfolio Assets; and $6.7 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities from continuing operations provided cash of $67.0 million and $13.8 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash provided by investing activities from our continuing operations was attributable primarily to $75.6 million of Portfolio Asset principal collections (net of purchases) and $20.0 million of distributions from our unconsolidated subsidiaries — off-set partially by $22.8 million of contributions to our unconsolidated subsidiaries (primarily to acquire Portfolio Assets); $2.4 million of investment security purchases (net of principal pay-downs); $0.5 million paid for business combinations (net of cash acquired); and $1.1 million of net principal advances on loan investments. Net cash provided by investing activities from our continuing operations for YTD 2010 was attributable primarily to $43.6 million of principal collections on Portfolio Assets (net of purchases); $4.5 million of distributions from our equity-method investments; and $3.3 million of proceeds from the sale of an investment security — off-set partially by $30.9 million of contributions to our equity-method investments (primarily to acquire Portfolio Assets); $2.9 million of net advances and originations for loan investments; $1.6 million paid for business combinations (net of cash acquired); and a $0.9 million reduction in cash attributed to the deconsolidation of our manufacturing subsidiary. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities from continuing operations used cash of $76.3 million and $26.0 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash used by financing activities from our continuing operations was attributable primarily to $10.7 million of cash distributions to noncontrolling interests; $61.3 million of net principal payments on notes payable (net of borrowings); and a $4.3 million reduction in secured borrowings related to SBA loan sale transactions. Net cash used by financing activities from our continuing operations for YTD 2010 was attributable primarily to $16.6 million of principal payments on notes payable and loan fee payments (net of borrowings), and $17.5 million of distributions to noncontrolling interests — off-set partially by $4.6 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries; $1.0 million of proceeds from the issuance of common stock; and $2.6 million of proceeds from secured borrowings related to SBA loan sale transactions (net of principal repayments). The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $5.9 million and $4.8 million for YTD 2011 and YTD 2010, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt decreased to $271.2 million for YTD 2011 from $305.5 million for YTD 2010, while the average cost of borrowings increased to 5.8% in YTD 2011 compared to 4.8% in YTD 2010. The decrease in the Company’s debt level since June 30, 2010 is primarily a result of the Company’s refinancing (in June 2010) and subsequent principal repayments of its senior-secured debt with Bank of Scotland. The increase in the Company’s average cost of borrowings was due primarily to the higher interest and fees charged on our refinanced debt with Bank of Scotland compared to the interest rates and fees under the loan facilities that we had with Bank of Scotland last year. Refer to the heading “Credit Facilities” below for additional discussion.

Cash Flows from Consolidated Railroad Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operations for YTD 2011 and YTD 2010. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows from continuing operations for YTD 2011 and YTD 2010, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $1.5 million for YTD 2011, attributable primarily to $1.1 million of net earnings. The railroad subsidiary’s investing activities used cash of $0.8 million for YTD 2011, attributable primarily to $0.9 million for property and equipment purchases. The railroad subsidiary’s financing activities provided cash of $0.4 million for YTD 2011, attributable to $0.5 million of net borrowings; off-set by $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

The operating activities of the railroad subsidiary provided cash of $1.5 million for YTD 2010, attributable primarily to $1.2 million of net earnings. The railroad subsidiary’s investing activities used cash of $0.6 million for YTD 2010, attributable to property and equipment purchases. The railroad subsidiary’s financing activities used cash of $0.4 million for YTD 2010, attributable to $0.2 million of principal payments on a bank note payable and $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

Cash Flows from Discontinued Operations

Cash flows from discontinued operations for YTD 2010 consist of the Company’s consolidated coal mine operations. In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, cash flows from our consolidated coal mine subsidiary are reported as discontinued operations for the three-month period ended June 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010 — refer to Notes 3 and 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). Our discontinued operations provided cash of $2.0 million for YTD 2010 — attributable primarily to net cash inflows generated from its coal contracts, off-set partially by $0.5 million of principal repayments on a note payable.

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

The unpaid principal balance on this loan facility at June 30, 2011 was $191.7 million, which included $20.1 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

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

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At June 30, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility.

Wells Fargo Foothill, LLC

At June 30, 2011, American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2010 Form 10-K. At June 30, 2011, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of June 30, 2011 and December 31, 2010.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			June 30,	December 31,
	Interest Rate	Other Terms and Conditions	2011	2010
			(Dollars in thousands)

Notes payable to banks and other:

Bank of Scotland reducing note facility (includes $20.1 million denominated in Euros at June 30, 2011)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commercial Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$191,750	$228,107

Bank of Scotland (in Euros) [1]	EURIBOR + 1.75%	Secured by assets of HMCS-GEN Ltd, matured January 2011	—	13,528

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	16,296	18,486

Bank of America term note	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd., matures November 2011	7,141	10,497

First National Bank of Central Texas term loan	5.0% fixed through October 2013, then greater of prime plus 0.25% or 4.50%	Secured by assets of MPortfolio 2 LLC, matures October 2015	4,814	5,158

First National Bank of Central Texas term loan	5.0% fixed	Secured by assets of FirstStorm Partners 1 LLC, matures February 2014	2,620	—

B.E.S.V. term loans denominated in Euros	Various rates at 1-month EURIBOR + 3.5% or 3-month EURIBOR + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	—	5,016

Fifth Third Bank term loan	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2016	3,656	—

Fifth Third Bank $1 million revolving loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2014	—	—

Fifth Third Bank $5 million acquisition loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2013	—	—

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	2,737

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	395

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,361	7,361

Other notes and participations payable			2,037	1,749

			235,675	293,034

Notes payable to affiliates:
MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,485	7,631

HMCS Portfolio GmbH (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	662

MCS Et Associes, S. A. (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	3,512

Other notes payable			696	—
			8,181	11,805

Total notes payable			$243,856	$304,839

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

3.1	—

Certification of Elimination of New Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2011 filed with the Securities and Exchange Commission on May 19, 2011)

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
Dated: August 12, 2011

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)