Form 10-Q
period 2011-09-30
FIRSTCITY FINANCIAL CORP
filed 2011-11-14
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock, par value $.01 per share, outstanding at November 10, 2011 was 10,390,590.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$47,142	$46,597
Restricted cash	2,052	1,207
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $46,898 and $45,162, respectively	117,191	172,976
Real estate held for sale	22,406	36,126
Real estate held for investment, net	6,809	6,959
Total Portfolio Assets	146,406	216,061
Loans receivable:
Loans receivable - affiliates	14,402	16,781
Loans receivable - SBA held for sale	6,823	11,608
Loans receivable - SBA held for investment, net of allowance for loan losses of $543 and $365, respectively	18,500	15,415
Loans receivable - other, net of allowance for loan losses of $1,083	12,455	13,011
Total loans receivable, net	52,180	56,815
Investment securities available for sale	6,980	3,711
Equity investments	123,202	107,209
Service fees receivable ($882 and $805 from affiliates, respectively)	942	897
Servicing assets - SBA loans	1,049	836
Other assets	30,884	27,071
Total Assets (1)	$410,837	$460,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$237,358	$293,034
Notes payable to affiliates	7,860	11,805
Other liabilities	31,191	30,825
Total Liabilities (2)	276,409	335,664
Commitments and contingencies (Note 19)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,890,590 and 11,779,464, respectively; shares outstanding: 10,390,590 and 10,279,464, respectively)	119	118
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	106,160	105,038
Retained earnings (accumulated deficit)	3,057	(5,826)
Accumulated other comprehensive income (loss)	1,570	(65)
FirstCity Stockholders’ Equity	99,983	88,342
Noncontrolling interests	34,445	36,398
Total Equity	134,428	124,740
Total Liabilities and Equity	$410,837	$460,404

(1)          Our consolidated assets at September 30, 2011 and December 31, 2010 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $32.1 million and $29.8 million; Portfolio Assets, $120.7 million and $203.0 million; Loans receivable, $52.2 million and $56.8 million; Equity investments, $64.6 million and $67.3 million; various other assets, $36.0 million and $27.9 million; and Total assets, $305.6 million and $384.8 million, respectively.

(2)          Our consolidated liabilities at September 30, 2011 and December 31, 2010 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $28.6 million and $39.3 million; Other liabilities, $20.6 million and $23.4 million; and Total liabilities, $49.2 million and $62.7 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Finance and Servicing:
Servicing fees ($2,529 and $2,083 from affiliates for the three-month periods, respectively, and $7,059 and $5,529 from affiliates for the nine-month periods, respectively)	$2,829	$2,252	$7,734	$5,998
Income from Portfolio Assets	11,964	8,195	33,902	34,280
Gain on sale of SBA loans held for sale, net	306	197	1,836	360
Gain on sale of investment security	—	—	—	3,250
Interest income from SBA loans	350	314	1,024	895
Interest income from loans receivable - affiliates	723	864	2,234	2,591
Interest income from loans receivable - other	149	233	449	594
Other income	1,774	1,856	5,756	4,552
	18,095	13,911	52,935	52,520
Manufacturing and Railroad:
Operating revenues - manufacturing	—	—	—	10,466
Operating revenues - railroad	2,157	998	5,017	3,459
	2,157	998	5,017	13,925
Total revenues	20,252	14,909	57,952	66,445
Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	3,195	4,211	10,156	10,587
Interest and fees on notes payable to affiliates	374	393	1,140	1,185
Salaries and benefits	5,360	4,995	16,034	16,067
Provision for loan and impairment losses	1,553	4,090	2,370	8,417
Asset-level expenses	1,572	2,257	4,716	5,981
Other	4,114	2,158	8,981	8,660
	16,168	18,104	43,397	50,897
Manufacturing and Railroad:
Cost of revenues and operating costs - manufacturing	—	—	—	10,788
Cost of revenues and operating costs - railroad	1,211	635	2,978	1,868
	1,211	635	2,978	12,656
Total costs and expenses	17,379	18,739	46,375	63,553
Earnings (loss) before other revenue and income taxes	2,873	(3,830)	11,577	2,892
Equity in earnings of unconsolidated subsidiaries	2,777	9,962	7,931	14,007
Gain on business combinations	155	—	433	891
Earnings from continuing operations before income taxes	5,805	6,132	19,941	17,790
Income tax expense	421	473	2,047	1,192
Earnings from continuing operations, net of tax	5,384	5,659	17,894	16,598
Income (loss) from discontinued operations	—	(333)	—	4,310
Net earnings	5,384	5,326	17,894	20,908
Less: Net income attributable to noncontrolling interests	2,654	2,767	9,011	10,183
Net earnings attributable to FirstCity	$2,730	$2,559	$8,883	$10,725

Basic earnings per share of common stock:
Earnings from continuing operations	$0.26	$0.28	$0.86	$0.64
Discontinued operations	—	$(0.03)	—	$0.43
Net earnings	$0.26	$0.25	$0.86	$1.07

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.26	$0.28	$0.86	$0.63
Discontinued operations	—	$(0.03)	—	$0.43
Net earnings	$0.26	$0.25	$0.86	$1.06

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Net earnings	$17,894	$20,908
Other comprehensive income (loss):
Net unrealized loss on securities available for sale, net of tax	(455)	(1,358)
Reclassification adjustment for unrealized gain on security available for sale included in net earnings	—	(1,352)
Foreign currency translation adjustments	2,849	(5,623)
Total other comprehensive income (loss)	2,394	(8,333)
Total comprehensive income	20,288	12,575
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(9,011)	(10,183)
Net unrealized loss on securities available for sale, net of tax	114	241
Foreign currency translation adjustments	(873)	1,765
Comprehensive income attributable to FirstCity	$10,518	$4,398

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated
				Earnings	Other	Non-
	Common	Treasury	Paid in	(Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	10,725	—	10,183	20,908
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(2,469)	(241)	(2,710)
Foreign currency translation adjustments	—	—	—	—	(3,858)	(1,765)	(5,623)
Issuance of common stock	2	—	888	—	—	—	890
Issuance of common stock under stock- based compensation plans	—	—	70	—	—	—	70
Stock-based compensation expense	—	—	496	—	—	—	496
Purchases of subsidiary shares in noncontrolling interests	—	—	—	—	—	(324)	(324)
Other activity	—	—	290	—	—	(328)	(38)
Investments in majority-owned entities	—	—	—	—	—	5,495	5,495
Distributions to noncontrolling interests	—	—	—	—	—	(22,772)	(22,772)
Balances, September 30, 2010	$117	$(10,923)	$105,070	$(7,604)	$(2,867)	$37,870	$121,663

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	8,883	—	9,011	17,894
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(341)	(114)	(455)
Foreign currency translation adjustments	—	—	—	—	1,976	873	2,849
Issuance of common stock under stock- based compensation plans	1	—	69	—	—	—	70
Stock-based compensation expense	—	—	569	—	—	—	569
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	841	841
Distributions to noncontrolling interests	—	—	—	—	—	(12,771)	(12,771)
Balances, September 30, 2011	$119	$(10,923)	$106,160	$3,057	$1,570	$34,445	$134,428

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$17,894	$20,908
Adjustments to reconcile net earnings to net cash used in operating activities:
Income from discontinued operations	—	(4,310)
Net principal advances on SBA loans held for sale	(16,258)	(11,857)
Proceeds from sales of SBA loans held for sale, net	23,637	4,964
Proceeds applied to income from Portfolio Assets	4,059	2,170
Income from Portfolio Assets	(33,902)	(34,280)
Capitalized interest and costs on Portfolio Assets and loans receivable	(471)	(564)
Provision for loan and impairment losses	2,370	8,417
Foreign currency transaction losses (gains), net	(763)	433
Equity in earnings of unconsolidated subsidiaries	(7,931)	(14,007)
Gain on sale of SBA loans held for sale, net	(1,836)	(360)
Gain on sale of equity investments	(312)	—
Gain on sale of railroad property	(948)	—
Gain on business combinations	(433)	(891)
Gain on sale of investment security	—	(3,250)
Depreciation and amortization	2,120	3,470
Net premium amortization of loans receivable	(170)	(225)
Stock-based compensation expense	569	496
Increase in restricted cash	(845)	(294)
Increase in service fees receivable	(44)	(1,475)
Increase in other assets	(1,756)	(966)
Deferred income tax expense (benefit)	548	(530)
Decrease in other liabilities	3,095	2,853
Net cash used in operating activities	(11,377)	(29,298)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,507)	(1,719)
Proceeds from sale of railroad property	1,199	—
Proceeds from sale of subsidiaries and equity investments	—	125
Cash paid for business combinations, net of cash acquired	(2,599)	(1,570)
Decrease in cash from deconsolidation of subsidiary	—	(875)
Net principal payments on loans receivable	1,348	1,434
Purchases of SBA loans held for investment	(696)	—
Net principal payments (advances) on SBA loans held for investment	(2,930)	227
Purchase of investment securities available for sale	(3,843)	(2,636)
Net principal payments on investment securities available for sale	1,400	797
Proceeds from sale of investment security	—	3,250
Purchases of Portfolio Assets	(12,792)	(33,861)
Proceeds applied to principal on Portfolio Assets	113,906	91,570
Contributions to unconsolidated subsidiaries	(34,016)	(32,755)
Distributions from unconsolidated subsidiaries	28,287	8,226
Net cash provided by investing activities	87,757	32,213
Cash flows from financing activities:
Borrowings under notes payable to affiliates	696	—
Borrowings under notes payable to banks and other	37,319	46,766
Principal payments of notes payable to affiliates	(2,525)	(154)
Principal payments of notes payable to banks and other	(94,736)	(81,211)
Payments of debt issuance costs and loan fees	(313)	(3,068)
Proceeds from secured borrowings, net	(4,302)	3,591
Contributions from noncontrolling interests	228	4,947
Distributions to noncontrolling interests	(12,771)	(22,516)
Cash paid for subsidiary shares in noncontrolling interests	—	(324)
Proceeds from issuance of common stock	70	960
Net cash used in financing activities	(76,334)	(51,009)
Effect of exchange rate changes on cash and cash equivalents	499	(36)
Net cash provided by (used in) continuing operations	545	(48,130)
Cash flows from discontinued operations (See Note 4):
Net cash provided by operating activities	—	6,214
Net cash used in financing activities	—	(2,903)
Net cash provided by discontinued operations	—	3,311
Net increase (decrease) in cash and cash equivalents	545	(44,819)
Cash and cash equivalents, beginning of period	46,597	80,368
Cash and cash equivalents, end of period	$47,142	$35,549

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,477	$8,368
Income taxes, net of refunds	2,544	276

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

Out-of-Period Adjustments

In the third quarter of 2011, upon the determination that current income tax items related to a foreign jurisdiction had been overstated as of June 30, 2011, the Company recorded a $0.7 million adjustment (net of noncontrolling interests) to properly report the foreign current income tax liability (included in “Other liabilities” in our consolidated balance sheet). The adjustment was not material to our consolidated financial statements for the quarterly periods ended June 30, 2011 and September 30, 2011.

In the first quarter of 2010, upon the determination that deferred tax items related to our foreign jurisdictions had been misstated by $1.5 million as of December 31, 2009, the Company recorded a $1.0 million adjustment to deferred tax benefit and a $0.5 million adjustment to equity in earnings of unconsolidated subsidiaries in order to properly state the net deferred tax asset. The adjustment was not material to our consolidated financial statements for the quarterly or year-to-date periods ended September 30, 2010. In addition, in the first quarter of 2010, the Company recorded certain loan impairments that included $1.2 million in impairments that should have been recorded during the year ended December 31, 2009. The out-of-period adjustments were not material to our consolidated financial statements for the quarterly or year-to-date periods ended September 30, 2010.

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $46.4 million at September 30, 2011 (including $7.6 million of loans pending management’s post-purchase evaluation) and $64.5 million at December 31, 2010.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $31.1 million and $98.7 million at September 30, 2011 and December 31, 2010, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At September 30, 2011 and December 31, 2010, accumulated depreciation and amortization was not significant.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue Recognition for Consolidated Railroad Operations

The Company’s consolidated railroad subsidiaries (under its Special Situations Platform), which interchange rail cars with connecting carriers, provide rail freight services for on-line customers and operate a transload facility, recognize freight revenue at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

(2)  Recently Adopted and Recently Issued Accounting Guidance

Recently Adopted Accounting Guidance

In April 2011, the FASB issued accounting guidance that clarifies when creditors should classify loan modifications as troubled debt restructurings (“TDRs”). The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The guidance on measuring the impairment of a receivable restructured in a TDR is effective on a prospective basis. This guidance supersedes the FASB’s previous deferral of additional disclosures about TDRs. For a loan restructuring to constitute a TDR, a creditor must conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. We adopted this guidance on July 1, 2011, as required. Under this clarified guidance, we do not report loans modified in a TDR that had been fully paid-down, charged-off or foreclosed upon by period-end. The adoption of this guidance did not have a material impact on our financial statements.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(3)  Business Combinations and Business Deconsolidation

Railroad Operation — Business Combination

In August 2011, the Company, through its majority-owned Special Situations Platform subsidiary, acquired certain net assets from a company that provided short-line rail services and operated a transload facility for $2.1 million. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the identifiable assets acquired included $2.1 million of property and equipment and $0.2 million of intangible assets. The estimated fair value of the identifiable liabilities assumed by the Company as a result of the transaction was not significant. The fair value of the net assets acquired by the Company exceeded the purchase price by approximately $0.2 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the three- and nine-month periods ended September 30, 2011.

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

Under business combination accounting guidance, the Company’s carrying value of its previously-held equity-method investment in the Acquisition Partnership was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interest exceeded the aggregate carrying value by approximately $0.3 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the nine-month period ended September 30, 2011.

Coal Mine Operation — Business Combination

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

Under business combination accounting guidance, the Company’s carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company’s previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million, which the Company recognized as “Gain on business combination” in its consolidated statement of operations for the nine-month period ended September 30, 2010.

Manufacturing Subsidiary — Deconsolidation

Effective June 30, 2010, the Company deconsolidated its then-majority-owned manufacturing subsidiary (under its Special Situations Platform) when the Company and the noncontrolling owners consented to certain amendments to the subsidiary’s operating

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(4)  Discontinued Operations

In December 2010, the Company’s consolidated coal mine operation completed performance on its coal supply and purchase agreements (which both expired in December 2010). The coal mine operations ceased as a result of these contract terminations since the subsidiary did not have other coal contracts. As a result, the Company dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the six-month period ended September 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010 — see Note 3). Earnings attributed to these discontinued operations, which totaled $4.3 million for the six-month period ended September 30, 2010 (included in our consolidated statement of operations), were comprised of $28.4 million of operating revenues, $28.9 million of operating costs, and a $4.8 million business combination gain.

(5)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30, 2011
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$78,681	$276	$78,405
Business assets	12,104	176	11,928
Other	4,122	38	4,084
Latin America:
Commercial real estate	3,718	317	3,401
Residential real estate	5,818	—	5,818
Europe - commercial real estate	4,103	53	4,050
UBN loan portfolio - business assets:
Non-performing loans	48,115	46,038	2,077
Performing loans	1,282	—	1,282
Other	6,146	—	6,146
Total Loan Portfolios	$164,089	$46,898	117,191

Real Estate Portfolios:
Real estate held for sale, net			22,406
Real estate held for investment, net			6,809
Total Real Estate Portfolios			29,215

Total Portfolio Assets			$146,406

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

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$11,286	$6,051	$31,463	$28,791
Purchased performing loans	86	87	372	213
UBN	404	130	946	766
Other	30	1,245	173	1,633
Real Estate Portfolios	158	682	948	2,877
Income from Portfolio Assets	$11,964	$8,195	$33,902	$34,280

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing Purchased Credit-Impaired Loans based on estimated future cash flows as of September 30, 2011 and December 31, 2010. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three- and nine-month periods ended September 30, 2011 and 2010 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$27,651	$2,449	$1,380	$12,923
Accretion	(1,242)	(37)	(3,910)	(2,163)
Reclassification from (to) nonaccretable difference	35	4	2,930	(2,138)
Disposals	(2,148)	328	(5,450)	(2,613)
Transfer from (to) non-accrual	1,532	—	30,857	(3,039)
Translation adjustments	(10)	6	11	(220)
Ending Balance	$25,818	$2,750	$25,818	$2,750

Acquisitions of Purchased Credit-Impaired Loans for the three- and nine-month periods ended September 30, 2011 and 2010, respectively, are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Face value at acquisition	$15,129	$11,390	$20,840	$63,146
Cash flows expected to be collected at acquisition, net of adjustments	11,351	12,939	16,831	51,557
Basis in acquired loans at acquisition	8,451	8,267	12,531	32,632

During the nine-month period ended September 30, 2011, the Company sold loan Portfolio Assets with an aggregate carrying value of $41.4 million — which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011. FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security. The Company sold loan Portfolio Assets with an aggregate carrying value of $7.9 million during the nine-month period ended September 30, 2010.

For the nine-month period ended September 30, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $2.0 million — which was comprised of a $0.8 million provision for loan losses, net of recoveries, and a $1.2 million impairment charge on real estate portfolios. For the nine-month period ended September 30, 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $6.7 million — which was comprised of a $2.7 million provision for loan losses, net of recoveries, and a $4.0 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and nine-month periods ended September 30, 2011, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, July 1, 2011	$546	$183	$99	$339	$52	$46,233	$12	$47,464
Provisions	514	49	6	8	—	—	—	577
Recoveries	(17)	—	(7)	—	—	(78)	(9)	(111)
Charge offs	(767)	(56)	(60)	—	1	(701)	(3)	(1,586)
Translation adjustments	—	—	—	(30)	—	584	—	554
Ending balance, September 30, 2011	$276	$176	$38	$317	$53	$46,038	$—	$46,898

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	1,121	401	24	57	—	—	16	1,619
Recoveries	(49)	(7)	(7)	—	—	(719)	(28)	(810)
Charge offs	(1,150)	(470)	(69)	—	(855)	(701)	(37)	(3,282)
Translation adjustments	—	—	—	—	42	4,167	—	4,209
Ending balance, September 30, 2011	$276	$176	$38	$317	$53	$46,038	$—	$46,898

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and nine-month periods ended September 30, 2010, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, July 1, 2010	$133	$276	$36	$217	$205	$44,773	$79	$45,719
Provisions	505	265	54	3	116	—	—	943
Recoveries	—	(1)	—	—	—	(138)	(15)	(154)
Charge offs	(196)	(327)	—	—	—	—	—	(523)
Translation adjustments	—	—	—	(3)	13	1,583	—	1,593
Ending balance, September 30, 2010	$442	$213	$90	$217	$334	$46,218	$64	$47,578

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2010	$5,914	$394	$390	$100	$128	$58,624	$275	$65,825
Provisions	1,990	407	141	120	484	—	126	3,268
Recoveries	(70)	(1)	(7)	—	—	(520)	(16)	(614)
Charge offs	(7,392)	(587)	(434)	—	(243)	(2,955)	(321)	(11,932)
Translation adjustments	—	—	—	(3)	(35)	(8,931)	—	(8,969)
Ending balance, September 30, 2010	$442	$213	$90	$217	$334	$46,218	$64	$47,578

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

September 30,
2011
(Dollars in thousands)
Commercial real estate	$85,856
Business assets	15,287
Residential real estate	5,818
Other commercial	10,230
$117,191

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$7,148	$6,914
SBA, net of allowance for loan losses of $543 and $365, respectively	25,323	27,023
Other, net of allowance for loan losses of $1,083 and $1,083, respectively	12,455	13,011

Foreign - Portfolio asset loans:
Affiliates	7,254	9,867

Total loans, net	$52,180	$56,815

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$6,788	$11,470
Capitalized costs, net of fees	35	138
Carrying amount of loans, net	$6,823	$11,608

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$5,072	$7,697	$11,608	$821
Originations and advances of loans	5,465	2,992	16,337	11,881
Payments received	(16)	(17)	(79)	(24)
Capitalized costs	22	27	(103)	110
Loans sold, net	(3,720)	(2,363)	(20,940)	(4,452)
Ending Balance	$6,823	$8,336	$6,823	$8,336

Loans receivable — SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost for the nine months ended September 30, 2011 and 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$14,282	$15,552
Discounts, net	(82)	(148)
Capitalized interest	202	1,377
Carrying amount of loans, net	$14,402	$16,781

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$15,029	$21,867	$16,781	$26,122
Advances	—	23	700	573
Payments received	(710)	(4,336)	(1,427)	(7,226)
Capitalized costs	61	96	69	233
Change in allowance for loan losses	—	68	—	(365)
Discount accretion, net	22	23	66	67
Loan transfer (1)	—	—	(1,402)	—
Other noncash adjustments (2)	—	—	(492)	(1,001)
Foreign exchange gains (losses)	—	360	107	(302)
Ending Balance	$14,402	$18,101	$14,402	$18,101

(1)          Represents the sale and transfer of a loan to an affiliated entity as partial consideration for the repayment of a note payable to that affiliated entity.

(2)          Represents the net activity of loans with affiliated entities upon the Company’s consolidation or deconsolidation of such entities. For the nine-month period ended September 30, 2010, the activity included the removal of a $4.1 million loan to former equity-method investee (coal mine subsidiary) upon consolidation of the entity on April 1, 2010, and the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon deconsolidation of the entity on June 30, 2010. Refer to Note 3 for additional information.

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

The Company did not record any provisions for impairment during the nine-month period ended September 30, 2011. The Company recorded $0.4 million of net provisions for impairment on loans receivable — affiliates during the nine-month period ended September 30, 2010. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below. During the nine-month period ended September 30, 2011, the Company sold an affiliated loan with a carrying value of $1.4 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$20,072	$16,719
Allowance for loan losses	(543)	(365)
Discounts, net	(1,235)	(1,075)
Capitalized costs	206	136
Carrying amount of loans, net	$18,500	$15,415

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$17,278	$15,165	$15,415	$15,445
Purchases of loans	—	—	696	—
Originations and advances of loans	1,726	371	3,774	1,421
Payments received	(289)	(355)	(925)	(1,671)
Capitalized costs	20	5	70	15
Change in allowance for loan losses	(146)	103	(178)	247
Discount accretion, net	(20)	7	(170)	95
Charge-offs	(69)	(203)	(182)	(459)
Transfers to other real estate owned	—	(85)	—	(85)
Ending Balance	$18,500	$15,008	$18,500	$15,008

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts, property, equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.4 million for the nine-month period ended September 30, 2011. The impairment provision recorded by the Company for the nine-month period ended September 30, 2010 was $0.2 million. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Outstanding balance	$13,783	$13,863
Allowance for loan losses	(1,083)	(1,083)
Discounts, net	—	(15)
Capitalized interest and costs	(245)	246
Carrying amount of loans, net	$12,455	$13,011

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$12,741	$14,654	$13,011	$10,233
Advances	755	1,953	2,474	12,505
Payments received	(1,041)	(2,225)	(3,095)	(7,286)
Capitalized interest and costs	—	—	50	(2)
Change in allowance for loan losses	—	—	—	(1,083)
Discount accretion, net	—	11	15	26
Ending Balance	$12,455	$14,393	$12,455	$14,393

Loans receivable — other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company did not record any provisions for impairment for the nine-month period ended September 30, 2011, whereas impairment provisions recorded during the nine-month period ended September 30, 2010 approximated $1.1 million. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment for the three- and nine-month periods ended September 30, 2011 and 2010:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, July 1, 2011	$397	$—	$1,083	$1,480
Provisions	220	—	—	220
Recoveries	(3)	—	—	(3)
Charge-offs	(71)	—	—	(71)
Balance, September 30, 2011	$543	$—	$1,083	$1,626

Balance, July 1, 2010	$346	$500	$1,083	$1,929
Provisions	107	—	—	107
Recoveries	(4)	(68)	—	(72)
Charge-offs	(206)	—	—	(206)
Balance, September 30, 2010	$243	$432	$1,083	$1,758

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	405	—	—	405
Recoveries	(44)	—	—	(44)
Charge-offs	(183)	—	—	(183)
Balance, September 30, 2011	$543	$—	$1,083	$1,626

Balance, January 1, 2010	$490	$67	$—	$557
Provisions	299	433	1,083	1,815
Recoveries	(84)	(68)	—	(152)
Charge-offs	(462)	—	—	(462)
Balance, September 30, 2010	$243	$432	$1,083	$1,758

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	September 30, 2011
	Commercial Loans:			Affiliated Portfolio Asset		December 31,
(Dollars in thousands)	SBA	Affiliates	Other	Loans	Total	2010
Loans individually evaluated for impairment	$636	$—	$3,000	$—	$3,636	$7,661
Loans collectively evaluated for impairment	18,407	7,148	10,538	7,254	43,347	38,994
Total loans evaluated for impairment (excluding loans held for sale)	$19,043	$7,148	$13,538	$7,254	$46,983	$46,655

Allowance for loans individually evaluated for impairment	$513	$—	$1,083	$—	$1,596	$1,419
Allowance for loans collectively evaluated for impairment	30	—	—	—	30	29
Total allowance for loan losses	$543	$—	$1,083	$—	$1,626	$1,448

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of September 30, 2011 and December 31, 2010. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2011:
SBA - commercial loans	$14,475	$3,126	$806	$636	$19,043

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$7,148	$—	$7,148
Affiliates - portfolio asset loans	7,254	—	7,254
Other - commercial loans	4,369	9,169	13,538
	$18,771	$9,169	$27,940

Total loans (excluding loans held for sale)			$46,983

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010:
SBA - commercial loans	$14,366	$575	$220	$619	$15,780

	Accrual		Non-Accrual		Total
Affiliates - commercial loans	$6,914		$—		$6,914
Affiliates - portfolio asset loans	9,867		—		9,867
Other - commercial loans	7,052		7,042		14,094
	$23,833		$7,042		$30,875

Total loans (excluding loans held for sale)					$46,655

The following tables include an aging analysis of our recorded investment in loans held for investment as of September 30, 2011 and December 31, 2010:

	Loans Past Due and Still Accruing
	31-60	61-90		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	Total	Loans	Loans	Loans
September 30, 2011:
Commercial loans:
SBA	$302	$—	$302	$636	$18,105	$19,043
Affiliates	—	—	—	—	7,148	7,148
Other	—	—	—	9,169	4,369	13,538
	302	—	302	9,805	29,622	39,729
Portfolio asset loans:
Affiliates	—	—	—	—	7,254	7,254
Total loans (excluding loans held for sale)	$302	$—	$302	$9,805	$36,876	$46,983

December 31, 2010:
Commercial loans:
SBA	$855	$96	$951	$619	$14,210	$15,780
Affiliates	—	—	—	—	6,914	6,914
Other	—	—	—	7,042	7,052	14,094
	855	96	951	7,661	28,176	36,788
Portfolio asset loans:
Affiliates	—	—	—	—	9,867	9,867
Total loans (excluding loans held for sale)	$855	$96	$951	$7,661	$38,043	$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information regarding the Company’s impaired loans as of September 30, 2011 and December 31, 2010:

	Recorded Investment In:
(Dollars in thousands)	Impaired Loans Without a Related Allowance	Impaired Loans With a Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Valuation Allowance	Average Impaired Loans for the Period	Average Impaired Loans for the Quarter
September 30, 2011:
Commercial loans:
SBA	$—	$636	$636	$675	$513	$636	$683
Affiliates	—	—	—	—	—	—	—
Other	6,169	3,000	9,169	10,569	1,083	9,751	9,309
	6,169	3,636	9,805	11,244	1,596	10,387	9,992
Portfolio asset loans:
Affiliates	—	—	—	—	—	—	—
Total loans (excluding loans held for sale)	$6,169	$3,636	$9,805	$11,244	$1,596	$10,387	$9,992

December 31, 2010:
Commercial loans:
SBA	$—	$619	$619	$656	$336
Affiliates	—	—	—	—	—
Other	4,042	1,917	5,959	8,124	1,083
	4,042	2,536	6,578	8,780	1,419
Portfolio asset loans:
Affiliates	—	—	—	—	—
Total loans (excluding loans held for sale)	$4,042	$2,536	$6,578	$8,780	$1,419

The Company’s average recorded investment in impaired loans approximated $8.1 million for the nine-month period ended September 30, 2010. The Company did not recognize any significant amounts of interest income on impaired loans during the nine-month periods ended September 30, 2011 and 2010.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Balance Sheets

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$406,879	$329,690
Liabilities	$21,247	$28,319
Net equity	385,632	301,371
	$406,879	$329,690
Servicing and operating entities:
Assets	$172,382	$161,631
Liabilities	$94,086	$80,687
Net equity	78,296	80,944
	$172,382	$161,631
Total:
Assets	$579,261	$491,321
Liabilities	$115,333	$109,006
Net equity	463,928	382,315
	$579,261	$491,321

Equity investment in Acquisition Partnerships	$70,568	$54,477
Equity investment in servicing and operating entities	52,634	52,732
	$123,202	$107,209

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$12,531	$9,554	$37,891	$24,964
Costs and expenses	19,136	13,774	32,282	34,052
Net earnings (loss)	$(6,605)	$(4,220)	$5,609	$(9,088)

Servicing and operating entities:
Revenues	$28,707	$39,254	$78,130	$84,794
Costs and expenses	22,077	22,504	62,553	56,478
Net earnings	$6,630	$16,750	$15,577	$28,316

Equity in earnings (loss) of Acquisition Partnerships	$(180)	$(1,806)	$397	$(2,689)
Equity in earnings of servicing and operating entities	2,957	11,768	7,534	16,696
	$2,777	$9,962	$7,931	$14,007

At September 30, 2011 and December 31, 2010, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $266.6 million and $274.6 million, respectively.

The combined assets and equity (deficit) of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$288,253	$195,434
Operating entities	61,812	55,587
Latin America:
Acquisition Partnerships	118,626	127,707
Servicing entities	2,158	1,961
Europe:
Acquisition Partnerships	—	6,549
Servicing entities	108,412	104,083
	$579,261	$491,321
Combined equity (deficit) of the Equity Investees:
Domestic:
Acquisition Partnerships	$282,434	$191,859
Operating entities	22,056	23,494
Latin America:
Acquisition Partnerships	103,198	110,854
Servicing entities	917	598
Europe:
Acquisition Partnerships	—	(1,342)
Servicing entities	55,323	56,852
	$463,928	$382,315
Company’s carrying value of its equity investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$56,940	$39,804
Operating entities	13,402	15,427
Latin America:
Acquisition Partnerships	13,628	14,943
Servicing entities	3,128	2,840
Europe:
Acquisition Partnerships	—	(270)
Servicing entities	36,104	34,465
	$123,202	$107,209

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity in earnings (losses) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$7,233	$4,558	$23,596	$7,168
FC Crestone Oak LLC (operating entity) (1)	3,492	21,374	9,511	25,824
Other operating entities	8,085	6,274	21,501	19,173
Latin America:
Acquisition Partnerships	5,298	4,666	14,004	14,990
Servicing entity	2,666	2,345	8,139	6,855
Europe:
Acquisition Partnerships	—	330	291	2,806
MCS et Associes (servicing entity)	13,360	8,420	35,730	30,326
Other servicing entities	1,104	841	3,249	2,616
	$41,238	$48,808	$116,021	$109,758

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$2,850	$1,586	$8,784	$2,129
FC Crestone Oak LLC (operating entity) (1)	2,554	17,408	6,944	20,236
Other operating entities	737	(1,089)	(16)	1,352
Latin America:
Acquisition Partnerships	(9,455)	(2,324)	(3,211)	(4,456)
Servicing entity	260	(226)	1,119	(1,676)
Europe:
Acquisition Partnerships	—	(3,481)	36	(6,761)
MCS et Associes (servicing entity)	3,056	855	7,401	8,985
Other servicing entities	23	(199)	129	(581)
	$25	$12,530	$21,186	$19,228

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Company’s equity in earnings (losses) of the Equity Investees:
Domestic:
Acquisition Partnerships	$700	$(98)	$1,520	$(61)
FC Crestone Oak LLC (operating entity) (1)	1,252	12,440	3,403	14,293
Other operating entities	124	(1,032)	(253)	(33)
Latin America:
Acquisition Partnerships	(880)	(550)	(1,152)	(505)
Servicing entity	129	(113)	559	(838)
Europe:
Acquisition Partnerships	—	(1,157)	29	(2,123)
MCS et Associes (servicing entity)	1,447	505	3,794	3,369
Other servicing entities	5	(33)	31	(95)
	$2,777	$9,962	$7,931	$14,007

(1)          FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

At September 30, 2011, the Company had $18.9 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 11 for additional information.

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,152	$949	$954	$1,115
Servicing Assets capitalized	60	45	361	85
Servicing Assets amortized	(53)	(51)	(156)	(257)
Ending Balance	$1,159	$943	$1,159	$943

Reserve for impairment of servicing assets:
Beginning Balance	$(185)	$(73)	$(118)	$(59)
Impairments	—	(31)	(75)	(46)
Recoveries	75	—	83	1
Ending Balance	$(110)	$(104)	$(110)	$(104)

Ending Balance (net of reserve)	$1,049	$839	$1,049	$839

Fair value of amortized servicing assets:
Beginning balance	$1,019	$971	$921	$1,162
Ending balance	$1,265	$907	$1,265	$907

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. This model calculates estimated fair value of the servicing assets using significant assumptions including a discount rate of 13.7% and prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans). These assumptions are subject to change based on management’s judgments and estimates of changes in future cash flows, among other things.

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

The unpaid principal balance on this loan facility at September 30, 2011 was $183.5 million, which included $18.9 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 11). Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

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

The Reducing Note Facility is guaranteed by FLBG Corp. (a wholly-owned subsidiary of FirstCity) and all of its subsidiaries (collectively, “Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Agreements other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Agreements. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. The limited guaranty

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

provided by FirstCity Financial Corporation contains covenants, representations and warranties on its part and customary events of default that are typical for transactions of this type. In the event that an event of default occurs and is continuing under the Reducing Note Facility or the limited guaranty, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility and exercise its rights under the limited guaranty. At September 30, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility and the limited guaranty provided by FirstCity Financial Corporation.

(10)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$1,235	$(740)
Net unrealized gains on securities available for sale, net of tax (1)	335	675
Total accumulated other comprehensive income (loss)	$1,570	$(65)

(1)          Includes $0.3 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively, attributable to FirstCity’s proportionate share of net unrealized gains recorded by an investee accounted for under the equity-method of accounting.

(11)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At September 30, 2011, the Company carried $18.9 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At September 30, 2011 and December 31, 2010, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	September 30, 2011	December 31, 2010

Euro-denominated debt	Notes payable to banks	$18,917	$23,239

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2011	2010	(Effective Portion)	2011	2010

Euro-denominated debt	$1,112	$(2,665)	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Nine Months Ended		Reclassified from	Nine Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2011	2010	(Effective Portion)	2011	2010

Euro-denominated debt	$(508)	$726	Other income (expense)	$—	$—

(12)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three- and nine-month periods ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

State current income tax expense (benefit)	$244	$(28)	$(53)	$516
Federal current income tax benefit	(138)	(171)	(1)	—
Foreign current income tax expense (benefit)	(385)	378	1,553	963
Foreign deferred income tax expense (benefit)	700	294	548	(287)
Total	$421	$473	$2,047	$1,192

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. At September 30, 2011 and December 31, 2010, the Company had $1.2 million and $0.3 million of deferred foreign income tax liabilities (included in “Other liabilities” in our consolidated balance sheet). These deferred tax liabilities were attributable primarily to our consolidated foreign operations, and unrealized holding gains from investment securities held by a consolidated foreign subsidiary.

The Company also has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss and capital loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At September 30, 2011 and December 31, 2010, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

(13)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. We recognized stock-based compensation cost of approximately $0.2 million and $0.6 million for the three- and nine-month periods ended September 30, 2011, respectively, and $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2010, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Options outstanding at January 1, 2011	747,400	$7.99
Granted	—	—
Exercised	(15,000)	4.69
Expired	(10,000)	8.39
Forfeited	—	—
Options outstanding at September 30, 2011	722,400	$8.06	5.71	$66
Options exercisable at September 30, 2011	566,400	$8.25	5.19	$66

As of September 30, 2011, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the nine months ended September 30, 2011 is presented below:

Number of
Shares
Shares outstanding at December 31, 2010	28,890
Shares granted	96,126
Shares vested	(28,890)
Shares outstanding at September 30, 2011	96,126

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of September 30, 2011, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.1 years.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)  Earnings per Common Share

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of unvested restricted stock awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in undistributed earnings with common stockholders.

Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of stock-based awards. We exclude potentially dilutive securities from the computation of diluted earnings per share when the effect of their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Earnings from continuing operations	$5,384	$5,659	$17,894	$16,598
Income (loss) from discontinued operations	—	(333)	—	4,310
Net earnings	$5,384	$5,326	17,894	20,908
Less: Net income attributable to noncontrolling interests	2,654	2,767	9,011	10,183
Net earnings attributable to FirstCity	$2,730	$2,559	$8,883	$10,725
Less: Net earnings allocable to participating securities	25	—	60	—
Net earnings allocable to common shares	$2,705	$2,559	$8,823	$10,725

Weighted-average common shares - basic	10,290	10,160	10,279	10,054
Dilutive effect of restricted stock shares	25	—	4	—
Dilutive effect of stock options	11	120	14	108
Weighted-average common shares, as adjusted - diluted	10,326	10,280	10,297	10,162

Earnings from continuing operations per share:
Basic	$0.26	$0.28	$0.86	$0.64
Diluted	$0.26	$0.28	$0.86	$0.63
Income (loss) from discontinued operations per share:
Basic	$—	$(0.03)	$—	$0.43
Diluted	$—	$(0.03)	$—	$0.43
Net earnings per share:
Basic	$0.26	$0.25	$0.86	$1.07
Diluted	$0.26	$0.25	$0.86	$1.06

For the three-month periods ended September 30, 2011 and 2010, potentially dilutive securities representing approximately 700,000 and 680,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive. For the nine-month periods ended September 30, 2011 and 2010, potentially dilutive securities representing approximately 769,000 and 710,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010. The Company did not have any liabilities that were measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the nine-month period ended September 30, 2011 or the year ended December 31, 2010.

	At September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,012	—	—	$1,012
Asset-backed securities	—	—	5,968	5,968
	$1,012	—	5,968	$6,980

	At December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,106	—	—	$1,106
Asset-backed security	—	—	2,605	2,605
	$1,106	—	2,605	$3,711

The Company measures fair value for its marketable equity investment using quoted market prices in an active exchange market for identical assets (Level 1 measurement). The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company uses this measurement technique for these assets because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible or frequently released to the public. At September 30, 2011 and December 31, 2010, the carrying value of the Company’s marketable equity security (at fair value) approximated $1.0 million and $1.1 million, respectively. At September 30, 2011 and December 31, 2010, the carrying value of the Company’s asset-backed securities (at fair value) approximated $6.0 million and $2.6 million, respectively.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three-and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$5,858	$692	$2,605	$1,836
Total realized and unrealized gains for the period included in:
Net income	(63)	—	301	3,250
Other comprehensive income	86	—	378	(1,115)
Purchases	358	1,275	3,843	1,998
Sales	—	—	—	(3,250)
Issuances	—	—	—	—
Settlements	(307)	(64)	(1,400)	(797)
Foreign currency translation adjustments	36	18	241	(1)
Net transfers into Level 3	—	—	—	—
Balance, end of period	$5,968	$1,921	$5,968	$1,921

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three- or nine-month periods ended September 30, 2011 and 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at September 30, 2011 and December 31, 2010 that were measured at fair value on a non-recurring basis during the respective nine- and twelve-month periods then ended:

	Carrying Value at September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$747	$747
Loans receivable - SBA held for investment (1)	—	—	603	603
Real estate held for sale (2)	—	5,060	—	5,060

	Carrying Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$354	$354
Loans receivable - SBA held for investment (1)	—	—	699	699
Loans receivable - other (1)	—	—	1,917	1,917
Real estate held for sale (2)	—	11,048	—	11,048
Real estate held for investment	—	6,959	—	6,959

(1)          Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Portfolio Assets - loans (1)	$(279)	$(519)
Loans receivable - SBA held for investment (1)	(361)	(215)
Loans receivable - other (1)	—	(1,168)
Real estate held for sale (2)	(1,166)	(2,079)
Real estate held for investment (2)	—	(1,922)
Total	$(1,806)	$(5,903)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 are as follows:

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximated fair value at September 30, 2011 and December 31, 2010.

Loans Receivable Held-for-Sale:  Loans receivable held-for-sale (primarily SBA loans held-for-sale) are carried on the Company’s consolidated balance sheet at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on what secondary markets are currently offering for loans with similar characteristics. At September 30, 2011 and December 31, 2010, the carrying amount of loans held-for-sale approximated $6.8 million and $11.6 million, respectively, and the estimated fair values approximated $7.5 million and $12.8 million, respectively.

Loan Portfolio Assets and Loans Receivable:  Estimated fair values of loan Portfolio Assets and fixed-rate loans receivable are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. The estimated fair value for variable-rate loans that re-price frequently is based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. Management’s estimates and assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At September 30, 2011 and December 31, 2010, the carrying amounts of Portfolio Assets — loans and loans receivable (including accrued interest) approximated $168.0 million and $222.6 million, respectively, and the estimated fair values approximated $239.1 million and $331.1 million, respectively.

Servicing Assets:  The fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. The fair value estimate excludes the value of servicing rights for loans sold with premium recourse provisions in which the servicing rights have not been capitalized. See Note 8 for the carrying amount and estimated fair values of servicing assets as of September 30, 2011 and December 31, 2010.

Notes Payable to Banks and Other:  Management believes the interest rates and terms on its debt obligations approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, management believes that the carrying amount of notes payable approximates fair value at September 30, 2011 and December 31, 2010.

Note Payable to Affiliates:  Estimated fair value of the Company’s notes payable to affiliates (including related interest payable) is determined at the present value of future projected cash flows using a discount rate that reflects the risks inherent in those cash flows. At September 30, 2011 and December 31, 2010, the carrying amounts of notes and interest payable to affiliates were $13.0 million and $15.8 million, respectively, and the estimated fair values approximated $6.7 million and $11.5 million, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following provides a summary of different types of VIEs with which the Company has entered into significant transactions:

Acquisition Partnership VIEs — The Company is involved with Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnerships are typically financed through debt and/or equity provided by the investors (including FirstCity). Certain of these Acquisition Partnerships are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make certain significant decisions about the Acquisition Partnership’s activities. The voting interests for all but four of the Acquisition Partnership VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company determined that it was not the primary beneficiary of these minority-owned Acquisition Partnership VIEs. However, the Company is deemed to be the primary beneficiary for four Acquisition Partnership VIEs in which the Company and respective non-affiliated investors each hold equal ownership and voting interests (these four Acquisition Partnership VIEs are consolidated by our Special-Purpose Investment Entity VIEs described below). The investors and third-party creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Acquisition Partnership VIEs. Certain third-party creditors have recourse to both FirstCity and the non-affiliated investors where we jointly provide a guaranty to the Acquisition Partnership VIE. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required, but may provide additional liquidity alongside the non-affiliated investors to fund additional investments.

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

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $80.0 million under various limited guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their consolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 19). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the four consolidated Acquisition Partnership VIEs described above) that are included in its consolidated balance sheet as of September 30, 2011. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Special-Purpose
(Dollars in thousands)	Investment VIEs
Cash	$32,080
Portfolio Assets, net	120,718
Loans receivable	52,180
Equity investments	64,606
Other assets	35,989
Total assets of consolidated VIEs	$305,573

Notes payable (1)	231,716
Other liabilites (1)	20,762
Total liabilities of consolidated VIEs	$252,478

(1)   Includes $28.6 million of notes payable and $20.6 million of other liabilities for which creditors do not have recourse to FirstCity.

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of September 30, 2011 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s Consolidated Balance Sheet		FirstCity’s Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$78	$(521)	$1,386
Operating Entity VIEs	8,204	(60)	8,144
Total	$8,282	$(581)	$9,530

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(17)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.5 million and $2.1 million for the three month periods ended September 30, 2011 and 2010, respectively, and $7.1 million and $5.5 million for the nine month periods ended September 30, 2011 and 2010, respectively.

Through a series of related-party transactions in 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), a majority-owned Mexican subsidiary of FirstCity, acquired a loan portfolio in Mexico. The final funding for this transaction resulted in a note payable to MCS Trust SA de CV (“MCS Trust”) by FC Acquisitions, and a note receivable from MCS Trust held by BMX Holding III LLC (“BMX Holding III”), a majority-owned subsidiary of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, a FirstCity equity-method investee in which it has an 8.0% ownership interest. At September 30, 2011 and December 31, 2010, the note receivable held by BMX Holding III had a carrying amount of $7.2 million and $7.6 million, respectively (included in “Loans receivable — affiliates” on the Company’s consolidated balance sheet), and accrued interest of $5.2 million and $4.0 million, respectively (included in “Other assets, net” on the Company’s consolidated balance sheet). At September 30, 2011 and December 31, 2010, the note payable to MCS Trust had a carrying amount of $7.2 million and $7.6 million, respectively (included in “Notes payable to affiliates” on the Company’s consolidated balance sheet), and accrued interest of $5.2 million and $4.0 million, respectively (included in “Other liabilities” on the Company’s consolidated balance sheet). Should the note payable be forgiven at some future date, the corresponding note receivable would be forgiven as well.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(18)  Segment Reporting

At September 30, 2011 and 2010, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

The following tables set forth summarized information by segment for the three-and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$17,287	$2,905	$60	$20,252
Costs and expenses	(12,988)	(2,432)	(1,959)	(17,379)
Equity in earnings of unconsolidated subsidiaries	1,401	1,376	—	2,777
Gain on business combinations	—	155	—	155
Income tax (expense) benefit	(405)	(133)	117	(421)
Net income attributable to noncontrolling interests	(2,159)	(495)	—	(2,654)
Net earnings (loss)	$3,136	$1,376	$(1,782)	$2,730

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	September 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$12,823	$2,081	$4	$14,908
Costs and expenses	(13,287)	(3,223)	(2,227)	(18,737)
Equity in earnings (losses) of unconsolidated subsidiaries	(1,446)	11,408	—	9,962
Income tax (expense) benefit	(217)	(372)	115	(474)
Net income attributable to noncontrolling interests	(1,219)	(1,548)	—	(2,767)
Earnings (loss) from continuing operations	(3,346)	8,346	(2,108)	2,892
Loss from discontinued operations	—	(333)	—	(333)
Net earnings (loss)	$(3,346)	$8,013	$(2,108)	$2,559

	Nine Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$50,388	$7,424	$140	$57,952
Costs and expenses	(34,555)	(6,063)	(5,757)	(46,375)
Equity in earnings of unconsolidated subsidiaries	4,781	3,150	—	7,931
Gain on business combinations	278	155	—	433
Income tax (expense) benefit	(2,187)	(166)	306	(2,047)
Net income attributable to noncontrolling interests	(7,980)	(1,031)	—	(9,011)
Net earnings (loss)	$10,725	$3,469	$(5,311)	$8,883

	Nine Months Ended
	September 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$49,358	$16,993	$94	$66,445
Costs and expenses	(39,309)	(18,154)	(6,090)	(63,553)
Equity in earnings (losses) of unconsolidated subsidiaries	(253)	14,260	—	14,007
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	(602)	(525)	(65)	(1,192)
Net income attributable to noncontrolling interests	(7,290)	(2,893)	—	(10,183)
Earnings (loss) from continuing operations	2,795	9,681	(6,061)	6,415
Income from discontinued operations	—	4,310	—	4,310
Net earnings (loss)	$2,795	$13,991	$(6,061)	$10,725

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to U.S. operations. Revenues and equity in earnings of unconsolidated equity-method investments from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Domestic	$11,538	$7,543	$31,826	$31,752
Latin America	2,820	2,466	8,535	7,159
Europe	4,330	1,368	14,808	10,194
Total	$18,688	$11,377	$55,169	$49,105

Total assets for each segment and a reconciliation to total assets are as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$47,142	$46,597
Restricted cash	2,052	1,207
Portfolio acquisition and resolution assets:
Domestic	209,441	241,589
Latin America	38,409	39,476
Europe	49,698	68,642
Special situations platform assets	52,318	50,765
Other non-earning assets, net	11,777	12,128
Total assets	$410,837	$460,404

(19)  Commitments and Contingencies

Legal Proceedings

Except as set forth below, there have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2010 Form 10-K.

Wave Tec Pools, Inc. Litigation.  FH Partners (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the “Obligors”) against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners and FC Servicing under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank’s settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH Partners to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners continues to pursue collection of the loan.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Guarantees and Letters of Credit

FC Commercial and FH Partners, as borrowers, have a term loan with Bank of Scotland. FirstCity provides a limited guaranty for the repayment of the indebtedness under this loan to a maximum amount of $75.0 million, plus costs of enforcement and certain contingent indemnities. At September 30, 2011, the unpaid principal balance on this loan was $183.5 million. Refer to Note 9 for additional information.

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”). The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At September 30, 2011, the unpaid principal balance on this loan facility was $19.6 million.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through July 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At September 30, 2011, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guarantees approximated $1.2 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $8.6 million at September 30, 2011. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At September 30, 2011, FirstCity had a letter of credit in the amount of $8.8 million from Bank of Scotland under the terms of FirstCity’s Reducing Note Facility with Bank of Scotland (see Note 9), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $8.8 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit. In October 2011, the amount of this letter of credit was reduced to $8.0 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Summary Financial Results

FirstCity recorded net earnings of $2.7 million, or $0.26 per common share on a fully diluted basis, for the three-month period ended September 30, 2011 (“Q3 2011”), compared to net earnings of $2.6 million, or $0.25 per common share on a fully diluted basis, for the three-month period ended September 30, 2010 (“Q3 2010”). FirstCity recorded net earnings of $8.9 million, or $0.86 per common share diluted, for the nine-month period ended September 30, 2011 (“YTD 2011”), compared to $10.7 million, or $1.06 per common share diluted, for the nine-month period ended September 30, 2010 (“YTD 2010”). Components of FirstCity’s results of operations for the three- and nine-month periods ended September 30, 2011 and 2010 are presented in the tables below.

	Three Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$17,287	$2,905	$60	$20,252
Costs and expenses	(12,988)	(2,432)	(1,959)	(17,379)
Equity in earnings of unconsolidated subsidiaries	1,401	1,376	—	2,777
Gain on business combinations	—	155	—	155
Income tax (expense) benefit	(405)	(133)	117	(421)
Net income attributable to noncontrolling interests	(2,159)	(495)	—	(2,654)
Net earnings (loss)	$3,136	$1,376	$(1,782)	$2,730

	Three Months Ended
	September 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$12,823	$2,081	$4	$14,908
Costs and expenses	(13,287)	(3,223)	(2,227)	(18,737)
Equity in earnings (losses) of unconsolidated subsidiaries	(1,446)	11,408	—	9,962
Income tax (expense) benefit	(217)	(372)	115	(474)
Net income attributable to noncontrolling interests	(1,219)	(1,548)	—	(2,767)
Earnings (loss) from continuing operations	(3,346)	8,346	(2,108)	2,892
Loss from discontinued operations	—	(333)	—	(333)
Net earnings (loss)	$(3,346)	$8,013	$(2,108)	$2,559

	Nine Months Ended
	September 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$50,388	$7,424	$140	$57,952
Costs and expenses	(34,555)	(6,063)	(5,757)	(46,375)
Equity in earnings of unconsolidated subsidiaries	4,781	3,150	—	7,931
Gain on business combinations	278	155	—	433
Income tax (expense) benefit	(2,187)	(166)	306	(2,047)
Net income attributable to noncontrolling interests	(7,980)	(1,031)	—	(9,011)
Net earnings (loss)	$10,725	$3,469	$(5,311)	$8,883

	Nine Months Ended
	September 30, 2010
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$49,358	$16,993	$94	$66,445
Costs and expenses	(39,309)	(18,154)	(6,090)	(63,553)
Equity in earnings (losses) of unconsolidated subsidiaries	(253)	14,260	—	14,007
Gain on business combinations	891	—	—	891
Income tax (expense) benefit	(602)	(525)	(65)	(1,192)
Net income attributable to noncontrolling interests	(7,290)	(2,893)	—	(10,183)
Earnings (loss) from continuing operations	2,795	9,681	(6,061)	6,415
Income from discontinued operations	—	4,310	—	4,310
Net earnings (loss)	$2,795	$13,991	$(6,061)	$10,725

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s net earnings related to its Portfolio Asset Acquisition and Resolution business segment improved to $3.1 million in Q3 2011 from a $3.3 million net loss in Q3 2010. The increase in net earnings in Q3 2011 compared to Q3 2010 was attributed primarily to a $3.8 million increase in Portfolio Assets income, a $2.8 million improvement in equity in earnings of unconsolidated subsidiaries, and a $0.6 million increase in servicing fee income. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s earnings from continuing operations related to its Special Situations Platform business segment decreased to $1.4 million in Q3 2011 from $8.3 million in Q3 2010. The decrease in earnings from continuing operations in Q3 2011 compared to Q3 2011 was attributed primarily to a $10.0 million decline in equity in earnings of unconsolidated subsidiaries; favorably off-set, in part, by a $1.9 million decrease in loan impairment provisions and a $1.1 million decrease in net income attributable to noncontrolling interests. Q3 2010 included $0.3 million of loss from discontinued operations — which comprised the Company’s consolidated coal mine operation that was dissolved in December 2010. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, decreased to $1.8 million for Q3 2011 compared to $2.1 million for Q3 2010.

Summary Investment Activity

In Q3 2011, FirstCity and its investment partners acquired $87.1 million of U.S. Portfolio Asset investments and $0.6 million of foreign Portfolio Asset investments with a face value of approximately $144.9 million — of which FirstCity’s investment acquisition share was $18.7 million. In addition to its Portfolio Asset acquisitions in Q3 2011, FirstCity invested $10.4 million in non-portfolio investments, consisting of $7.2 million in the form of SBA loan originations and advances, $0.6 million in the form of equity investments and investment security purchases, and $2.6 million in the form of a railroad business acquisition and debt investments under its Special Situations Platform (“FirstCity Denver”). In Q3 2010, FirstCity and its investment partners acquired $15.0 million of domestic Portfolio Asset investments with a face value of approximately $27.0 million — of which FirstCity’s investment acquisition share was $10.5 million. In addition to its Portfolio Asset acquisitions in Q3 2010, FirstCity invested $5.1 million in non-portfolio investments, consisting of $3.4 million in the form of SBA loan originations and advances, $1.6 million of equity investments in foreign partnerships, and $0.1 million in the form of equity investments under its Special Situations Platform.

At September 30, 2011, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $349.9 million — compared to $400.5 million at December 31, 2010 and $386.2 million at September 30, 2010. The global distribution of FirstCity’s earning assets (at carrying value) at September 30, 2011 included $261.8 million in the United States; $49.7 million in Europe; and $38.4 million in Latin America.

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

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity’s determination) in special-purpose acquisition entities formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity’s increased holdings in the minority-owned, unconsolidated acquisition entities under this investment agreement represent a shift in the Company’s portfolio asset acquisition history over the past 2-3 years — which came in the form of consolidated portfolio assets. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s balance sheet attributed to distressed asset investments to “Equity investments” (unconsolidated equity-method investments in acquisition entities) from “Portfolio Assets” (consolidated investments in acquisition entities), as well as a corresponding gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity in earnings of unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities for these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

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

Q3 2011 Compared to Q3 2010

FirstCity’s net earnings to common stockholders totaled $2.7 million in Q3 2011 compared to net earnings of $2.6 million in Q3 2010. On a per share basis, diluted net earnings to common stockholders were $0.26 in Q3 2011 compared to $0.25 in Q3 2010.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $87.7 million of Portfolio Assets in Q3 2011 with an approximate face value of $144.9 million, compared to the Company’s involvement in acquiring $15.0 million of Portfolio Assets in Q3 2010 with an approximate face value of $27.0 million. In Q3 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $18.7 million — consisting of $7.7 million acquired through consolidated portfolio entities and $11.0 million acquired through unconsolidated Acquisition Partnerships. In Q3 2010, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $10.5 million — with $8.9 million acquired through consolidated portfolio entities and $1.6 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In Q3 2011, FirstCity invested an additional $7.8 million in non-portfolio investments in the form of SBA loan originations and advances and other investments, compared to $5.0 million of non-portfolio investments in the form of SBA loan originations and advances, direct equity investments and other loan investments in Q3 2010. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $3.1 million of net earnings in Q3 2011 compared to a $3.3 million net operating loss in Q3 2010. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q3 2011 and Q3 2010:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,829	$2,252
Income from Portfolio Assets	11,964	8,195
Gain on sale of SBA loans held for sale, net	306	197
Interest income from SBA loans	350	314
Interest income from loans receivable - affiliates	379	435
Other income	1,459	1,430
Total revenues	17,287	12,823
Costs and expenses:
Interest and fees on notes payable	3,435	4,483
Salaries and benefits	3,920	3,664
Provision for loan and impairment losses, net of recoveries	1,553	2,236
Asset-level expenses	1,436	2,083
Other	2,644	821
Total expenses	12,988	13,287
Equity in earnings of unconsolidated subsidiaries	1,401	(1,446)
Gain on business combination	—	—
Income tax expense	(405)	(217)
Net income attributable to noncontrolling interests	(2,159)	(1,219)
Net earnings	$3,136	$(3,346)

Servicing fee revenues.  Servicing fee revenues increased to $2.8 million in Q3 2011 from $2.3 million in Q3 2010. Servicing fees from U.S. Acquisition Partnerships totaled $1.2 million in Q3 2011 compared to $0.7 million in Q3 2010, while servicing fees from Latin American Acquisition Partnerships totaled $1.3 million in Q3 2011 and $1.4 million in Q3 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships for Q3 2011 in comparison to Q3 2010 was attributable primarily to an increase in collections from unconsolidated U.S. partnerships to $39.7 million in Q3 2011 from $21.3 million in Q3 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable primarily to a lower effective profit margin related to those unconsolidated partnerships in Q3 2011 compared to Q3 2010.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $12.0 million in Q3 2011 from $8.2 million in Q3 2010. Collections from our consolidated Portfolio Assets increased to $34.3 million in Q3 2011 from $23.1 million in Q3 2010. Our liquidation income and gains increased by $2.3 million in these comparative periods (due mainly to higher collections and above-average collection margins recognized in Q3 2011 compared to lower collections and normalized collection margins recognized in Q3 2010). In addition, accretion income from Portfolio Assets increased by $1.2 million in Q3 2011 compared to Q3 2010, due primarily to a modest shift in our existing Portfolio Assets to an interest-accrual income method of accounting from a non-accrual income method (cost-recovery or cash basis) in recent months. We apply the interest-accrual income method to Portfolio Assets, as applicable, when management has the ability to reasonably estimate the timing and amount of collections. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 5 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale, net.  The Company recognized $0.3 million of gains on the sales of SBA loans with a $3.9 million net basis in the loans sold in Q3 2011, compared to $0.2 million of gains on the sales of SBA loans with a $2.5 million net basis in the loans sold in Q3 2010. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated SBA loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans was $0.4 million and $0.3 million for Q3 2011 and Q3 2010, respectively. FirstCity’s average investment level in SBA loans held-for-investment approximated $17.9 million for Q3 2011 compared to $15.1 million for Q3 2010.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates remained constant at $0.4 million for both Q3 2011 and Q3 2010. FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $7.4 million for Q3 2011 compared to $11.0 million for Q3 2010 (including $0.9 million accounted for under the non-accrual method of accounting).

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in Q3 2011 or Q3 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.4 million for Q3 2011 compared to $4.6 million for Q3 2010.

Other income.  Other income remained relatively constant at $1.5 million for Q3 2011 compared to $1.4 million for Q3 2010.

Costs and expenses.  Operating costs and expenses approximated $13.0 million in Q3 2011 compared to $13.3 million in Q3 2010. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable decreased to $3.4 million for Q3 2011 compared to $4.5 million for Q3 2010 due to a decline in FirstCity’s average debt holdings in the periods compared. FirstCity’s average outstanding debt in its PAA&R segment was $230.5 million in Q3 2011 compared to $289.1 million in Q3 2010. The Company’s average cost of borrowings in the periods compared decreased to 6.0% in Q3 2011 from 6.2% in Q3 2010.

Salaries and benefits totaled $3.9 million and $3.7 million in Q3 2011 and Q3 2010, respectively. The total number of personnel within the PAA&R segment was 207 at September 30, 2011 and 202 at September 30, 2010.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $1.6 million in Q3 2011 compared to $2.2 million in Q3 2010. Net impairment provisions in Q3 2011 included $1.6 million of net impairment provisions attributed primarily to declines in values of loan collateral and real estate assets in our U.S. Portfolio Assets and loans. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, decreased to $1.4 million in Q3 2011 from $2.1 million in Q3 2010. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $148.3 million for Q3 2011 from $207.2 million for Q3 2010 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships over the past year).

Other costs and expenses in the Company’s PAA&R segment increased to $2.6 million in Q3 2011 from $0.8 million in Q3 2010, due primarily to the recognition of $0.8 million of foreign currency exchange losses attributed to our consolidated foreign operations in Q3 2011 compared to $0.6 million of foreign currency exchange gains recognized in Q3 2010 — a $1.4 million negative swing ($0.8 million of the increase in losses was attributed to consolidated European operations and $0.6 million of the decrease related to our consolidated Latin American operations). The U.S. dollar depreciated in value relative to the Euro more in Q3 2010 than Q3 2011, whereas the U.S. dollar appreciated in value relative to the Mexican peso more in Q3 2011 compared to Q3 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $2.8 million in Q3 2011 compared to Q3 2010. Equity in earnings of our unconsolidated Acquisition Partnerships improved to $0.2 million of losses in Q3 2011 compared to $1.8 million of losses in Q3 2010, whereas equity in earnings of our unconsolidated servicing entities increased to $1.6 million in Q3 2011 from $0.4 million in Q3 2010. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $7.2 million in Q3 2011 compared to $4.6 million in Q3 2010. In addition, total net earnings reported by our U.S. partnerships improved to $2.8 million in Q3 2011 from $1.6 million in for Q3 2010. The increase in total revenues and net earnings in Q3 2011 compared to Q3 2010 was attributable primarily to an increase in collections to $39.7 million in Q3 2011 from $21.3 million in Q3 2010. Contributing to the increase in net earnings reported by these partnerships in Q3 2011 was a $0.8 million decrease in impairment provisions; off-set by a $1.0 million increase in asset-level expenses reported by these U.S. partnerships. The collective activity described above translated to a favorable increase in FirstCity’s share of U.S. partnership net earnings to $0.7 million for Q3 2011 compared to $0.1 million in net losses for Q3 2010.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $54.8 million for Q3 2011 from $32.5 million for Q3 2010, due primarily to increased investment activity from U.S. Acquisition Partnerships that were formed under FirstCity’s investment agreement with Värde over the past year (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of U.S. Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) increased to $5.3 million in Q3 2011 from $4.7 million in Q3 2010. However, total combined net losses reported by our Latin American partnerships increased to $9.5 million for Q3 2011 compared to $2.3 million for Q3 2010. The increase in total partnership revenues reported by these partnerships in Q3 2011 compared to Q3 2010 was attributable primarily to an increase in collections to $7.4 million in Q3 2011 compared to $6.1 million in Q3 2010. Contributing to the decreased net earnings reported by these partnerships in Q3 2011 was $7.3 million of additional foreign currency exchange losses recorded by these partnerships in Q3 2011 compared to Q3 2010. The significant increase in foreign currency exchange losses recorded in Q3 2011 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the U.S. dollar relative to the Mexican peso in Q3 2011 compared to Q3 2010). FirstCity’s share of Latin American partnership net earnings decreased to $0.9 million in losses for Q3 2011 compared to $0.6 million in losses for Q3 2010. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $14.1 million for Q3 2011 from $16.7 million for Q3 2010.

•        Europe — In Q3 2011, the Company did not carry any equity-method investments in European Acquisition Partnerships (compared to $4.2 million of such investments at September 30, 2010). This decrease in FirstCity’s equity-method investments in European Acquisition Partnerships was attributed primarily to (1) the Company’s step-acquisition transaction and resulting consolidation of a German partnership entity in the second quarter of 2011 (see Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) the Company’s sale of its minority equity interest in a French partnership entity in the first quarter of 2011; and (3) the Company’s step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010. Our European Acquisition Partnerships reported total combined revenues of $0.3 million in Q3 2010, and these partnerships reported $3.5 million of net losses in Q3 2010. FirstCity’s share of European partnership net losses was $1.2 million in Q3 2010.

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

•             Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 12%-50%) increased to $17.1 million in Q3 2011 from $11.6 million in Q3

2010. In addition, total combined net earnings reported by these entities increased to $3.3 million in Q3 2011 from $0.4 million in Q3 2010. The increase in net earnings reported by these servicing entities was attributed primarily to additional investment income (including gains from investment security transactions) and service fee income (due to increased collections) reported by these entities in Q3 2011 compared to Q3 2010; off-set partially by a $1.6 million increase in tax expense and a $1.2 million increase in operating costs and expenses reported by these entities in Q3 2011 compared to Q3 2010. The collective activity described above translated to an increase in FirstCity’s share of net earnings from its foreign servicing entities to $1.6 million in Q3 2011 from $0.4 million in Q3 2010.

Income taxes.  Our PAA&R segment reported an income tax provision of $0.4 million in Q3 2011 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $0.2 million in Q3 2010. Refer to Note 12 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships increased to $2.2 million for Q3 2011 from $1.2 million for Q3 2010. This increase was attributed to an increase in net earnings from these consolidated Acquisition Partnerships in Q3 2011 compared to Q3 2010 (i.e. an increase in the amount of net earnings reported by these consolidated entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $1.4 million in Q3 2011 compared to $8.0 million of net earnings in Q3 2010. FirstCity Denver reported investments of $2.6 million in the form of a railroad business acquisition and debt investments in Q3 2011, compared to $0.1 million of investments in the form of direct equity investments in Q3 2010. Since its inception in 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $88.2 million, and has provided $60.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q3 2011 and Q3 2010:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$493	$662
Operating revenue - railroad	2,157	998
Other income	255	421
Total revenues	2,905	2,081
Costs and expenses - railroad operations:
Interest and fees on notes payable	53	36
Salaries and benefits	376	279
Other	782	320
Total railroad expenses	1,211	635
Costs and expenses - other:
Interest and fees on notes payable	134	121
Salaries and benefits	202	(35)
Provision for loan and impairment losses	—	1,854
Other	885	648
Total other expenses	1,221	2,588
Total expenses	2,432	3,223
Equity in earnings of unconsolidated subsidiaries	1,376	11,408
Gain on business combination	155	—
Income tax expense	(133)	(372)
Net income attributable to noncontrolling interests	(495)	(1,548)
Earnings from continuing operations	1,376	8,346
Loss from discontinued operations	—	(333)
Net earnings	$1,376	$8,013

Interest income from loans receivable.   Interest income from loans receivable decreased to $0.5 million in Q3 2011 from $0.7 million in Q3 2010. FirstCity Denver’s average investment in loans receivable was $16.4 million for Q3 2011 — including $5.9 million accounted for under the non-accrual method of accounting. For Q3 2010, FirstCity Denver’s average investment in loans receivable was $20.0 million — including $1.9 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, and operating a transload facility). Revenue from railroad operations increased to $2.2 million in Q3 2011 from $1.0 million in Q3 2010. Total costs and expenses attributable to the railroad operations approximated $1.2 million in Q3 2011 compared to $0.6 million in Q3 2010. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in Q3 2011 compared to Q3 2010. Contributing to the increased revenue reported in Q3 2011 compared to Q3 2010 was a $0.9 million gain recognized by a railroad subsidiary from a property sales transaction in Q3 2011.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, remained relatively steady at $0.3 million in Q3 2011 compared to $0.4 million in Q3 2010.

Costs and expenses — other.  Other costs and expenses decreased by $1.4 million in Q3 2011 compared to Q3 2010, due primarily to a $1.9 million impairment provision recorded in Q3 2010 to a commercial real estate investment. FirstCity Denver did not record any impairment provisions in Q3 2011. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuation of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot refinance their loans and/or continue to make payments, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased to $1.4 million in Q3 2011 from $11.4 million in Q3 2010. FirstCity Denver’s share of net earnings from its equity-method investee engaged in the business of manufacturing prefabricated buildings declined by $11.2 million in Q3 2011 compared to Q3 2010, as this entity reported significantly higher net earnings in Q3 2010 related to building orders and a short-term lease agreement with a single customer (the arrangements with this customer did not extend beyond 2010). This decline in equity earnings from unconsolidated subsidiaries was off-set partially by a $0.5 million increase in FirstCity Denver’s share of net earnings from an equity-method investee engaged in the business of designing, manufacturing and selling wireless communications transmission equipment and software solutions in Q3 2011 compared to Q3 2010, combined with a $0.7 million increase in FirstCity Denver’s combined share of earnings in its various other equity-method investees (manufacturing and retail companies) in the periods compared.

Gain on business combinations.  In Q3 2011, the Company recognized a $0.2 million business combination gain attributable to a transaction in which the Company acquired certain net assets from a company that provided short-line rail services and operated a transload facility. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date — which resulted in the Company’s recognition of the gain.  The Company did not consummate any business combination transactions in Q3 2010. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, decreased to $0.5 million for Q3 2011 compared to $1.5 million for Q3 2010. The decrease in Q3 2011 was attributed to lower net earnings reported by FirstCity Denver in Q3 2011 compared to Q3 2010 (due primarily to a significant decline in FirstCity Denver’s share of net earnings reported by a prefabricated building manufacturer (equity-method investee) in Q3 2011 compared to Q3 2010 as discussed above).

Discontinued operations.  The results of discontinued operations consist of activities related to FirstCity Denver’s consolidated coal mine operation. The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for Q3 2010. Losses attributed to these discontinued operations, which totaled $0.3 million for Q3 2010 (included in our consolidated statement of operations), comprised $15.3 million of operating revenues and $15.6 million of operating costs. Refer to Notes 3 and 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Corporate and Other

Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses decreased to $1.8 million for Q3 2011 compared to $2.1 million for Q3 2010, due primarily to a $0.2 million decline in accounting and legal expenses and a $0.1 million decline in salaries and benefits expense in the periods compared.

YTD 2011 Compared to YTD 2010

FirstCity’s net earnings to common stockholders totaled $8.9 million in YTD 2011 compared to net earnings of $10.7 million in YTD 2010. On a per share basis, diluted net earnings to common stockholders were $0.86 in YTD 2011 compared to $1.06 in YTD 2010.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $180.4 million of Portfolio Assets in YTD 2011 with an approximate face value of $325.5 million, compared to the

Company’s involvement in acquiring $174.7 million of Portfolio Assets in YTD 2010 with an approximate face value of $312.5 million. In YTD 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $45.7 million — consisting of $12.4 million acquired through consolidated portfolio entities and $33.3 million acquired through unconsolidated Acquisition Partnerships. In YTD 2010, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $53.2 million — with $29.4 million acquired through consolidated portfolio entities and $23.8 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of operations, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity in earnings of unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of operations. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of operations.

In YTD 2011, FirstCity invested an additional $25.1 million in non-portfolio investments in the form of SBA loan originations and advances, investment securities and loan investments, compared to $28.4 million of non-portfolio investments in the form of SBA loan originations and advances, direct equity investments and other loan investments in YTD 2010. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $10.7 million of net earnings in YTD 2011 compared to $2.8 million of net earnings in YTD 2010. The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2011 and YTD 2010:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$7,734	$5,998
Income from Portfolio Assets	33,902	34,280
Gain on sale of SBA loans held for sale, net	1,836	360
Gain on sale of investment security	—	3,250
Interest income from SBA loans	1,024	895
Interest income from loans receivable - affiliates	1,170	1,371
Other income	4,722	3,204
Total revenues	50,388	49,358
Costs and expenses:
Interest and fees on notes payable	10,898	11,420
Salaries and benefits	11,870	11,764
Provision for loan and impairment losses, net of recoveries	2,370	5,394
Asset-level expenses	4,262	5,519
Other	5,155	5,212
Total expenses	34,555	39,309
Equity in earnings (losses) of unconsolidated subsidiaries	4,781	(253)
Gain on business combination	278	891
Income tax expense	(2,187)	(602)
Net income attributable to noncontrolling interests	(7,980)	(7,290)
Net earnings	$10,725	$2,795

Servicing fee revenues.  Servicing fee revenues increased to $7.7 million in YTD 2011 from $6.0 million in YTD 2010. Servicing fees from U.S. Acquisition Partnerships totaled $3.1 million in YTD 2011 compared to $1.0 million in YTD 2010, while servicing fees from Latin American Acquisition Partnerships totaled $4.1 million in YTD 2011 and $4.7 million in YTD 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships for YTD 2011 in comparison to YTD 2010 was attributable to an increase in collections from unconsolidated U.S. partnerships to $97.4 million for YTD 2011 compared to $29.2 million for YTD 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable primarily to a lower effective profit margin related to those unconsolidated partnerships in YTD 2011 compared to YTD 2010.

Income from Portfolio Assets.  Income from Portfolio Assets decreased slightly to $33.9 million in YTD 2011 from $34.3 million in YTD 2010. Although collections from our consolidated Portfolio Assets increased to $108.8 million in YTD 2011 from $94.0 million in YTD 2010, our liquidation income and gains decreased by $2.3 million in these comparative periods — due mainly to higher collection margins recognized in YTD 2010 when compared to collection margins recognized in YTD 2011. The decrease in our liquidation income and gains was off-set partially by a $1.7 million increase in accretion income in YTD 2011 compared to YTD 2010. The increase in accretion income from Portfolio Assets was attributed primarily to a modest shift in existing Portfolio Assets to an interest-accrual income method of accounting from a non-accrual income method (cost-recovery or cash basis) in recent months. We apply the interest-accrual income method to Portfolio Assets, as applicable, when management has the ability to reasonably estimate the timing and amount of collections. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 5 of the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale, net.  The Company recognized $1.8 million of gains from the sales of SBA loans in YTD 2011 (with a $21.8 million net basis in the loans sold), compared to $0.4 million of such gains in YTD 2010 (with a $4.6 million net basis in the loans sold). YTD 2011 included a higher number of recognized loan sales compared to YTD 2010 as a result of the Company’s required adoption of certain accounting guidance in 2010 (related to transfers of financial assets), combined with a change in the SBA loan sales agreements in 2011 that impacted the Company’s recognition of SBA loan sales in light of the aforementioned adopted accounting guidance (further explained below).

Effective January 1, 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions lapsed (generally 90 days), the transaction was then recorded as a sale and the resulting net gain on the sale was recognized (as such, YTD 2010 only includes six months of recognized gains from SBA loans that were sold during this nine-month period). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, YTD 2011 includes the Company’s recognition of gains on SBA loans that were sold during December 2010 and January 2011 (as the premium recourse provisions had lapsed in YTD 2011), and the last eight months of YTD 2011 (as these transactions did not include premium recourse provisions).

Gain on sale of investment security.  The Company recognized a $3.3 million gain in YTD 2010 related to the sale of its investment security that represented a beneficial interest in securitized financial assets. The Company did not sell any of its investment securities in YTD 2011.

Interest income from SBA loans.  Interest income from SBA loans remained steady at $1.0 million for YTD 2011 and $0.9 million for YTD 2010. FirstCity’s average investment level in SBA loans held-for-investment approximated $16.6 million for YTD 2011 compared to $15.2 million for YTD 2010.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates decreased to $1.2 million for YTD 2011 from $1.4 million for YTD 2010. FirstCity’s average investment level in loans receivable — affiliates in its PAA&R segment approximated $8.2 million for YTD 2011 compared to $11.8 million for YTD 2010 (including $0.4 million accounted for under the non-accrual method of accounting).

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in YTD 2011 or YTD 2010 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.7 million for YTD 2011, compared to its average investment in such loans of $5.0 million for YTD 2010.

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

Costs and expenses.  Operating costs and expenses approximated $34.6 million in YTD 2011 compared to $39.3 million in YTD 2010. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable decreased to $10.9 million in YTD 2011 from $11.4 million in YTD 2010 due primarily to a decline in FirstCity’s average debt holdings in the periods compared, off-set partially by an increase in FirstCity’s average cost of borrowings. FirstCity’s average outstanding debt in its PAA&R segment was $251.1 million in YTD 2011 compared to $291.7 million in YTD 2010. The Company’s average cost of borrowings increased to 5.8% in YTD 2011 compared to 5.2% in YTD 2010, due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010) compared to the interest rates and fees under the loan facilities we had with Bank of Scotland last year.

Salaries and benefits totaled $11.9 million and $11.8 million in YTD 2011 and YTD 2010, respectively. The total number of personnel within the PAA&R segment was 207 at September 30, 2011 and 202 at September 30, 2010.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $2.4 million in YTD 2011 compared to $5.4 million in YTD 2010. Net impairment provisions in YTD 2011 included $3.0 million of net impairment provisions attributed primarily to declines in values of loan collateral and real estate assets in our U.S. Portfolio Assets and loans, off-set partially by $0.7 million of net recoveries from our European Portfolio Assets. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties and to protect its security interests in loan collateral, decreased to $4.3 million in YTD 2011 from $5.5 million in YTD 2010. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $170.0 million for YTD 2011 from $212.0 million for YTD 2010 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships over the past year).

Other costs and expenses in the Company’s PAA&R segment remained constant at $5.2 million for both YTD 2011 and YTD 2010.

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $5.0 million in YTD 2011 compared to YTD 2010. Equity in earnings of our unconsolidated Acquisition Partnerships totaled $0.4 million in YTD 2011 compared to $2.7 million of losses in YTD 2010, whereas equity in earnings of our unconsolidated servicing entities increased to $4.4 million in YTD 2011 from $2.4 million in YTD 2010. Our share of equity in earnings and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the consolidated financial statements included in Item 1 of this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $23.6 million in YTD 2011 compared to $7.2 million in YTD 2010. In addition, total net earnings reported by our U.S. partnerships improved to $8.8 million in YTD 2011 from $2.1 million for YTD 2010. The increase in total revenues and net earnings in YTD 2011 compared to YTD 2010 was attributable primarily to an increase in collections to $97.4 million in YTD 2011 from $29.2 million in YTD 2010; off-set partially by increases in the following costs and expenses in YTD 2011 compared to YTD 2010: $2.0 million increase in impairment provisions, $4.9 million increase in asset-level expenses, and $2.1 million increase in service fee expense. The collective activity described above translated to a favorable increase in FirstCity’s share of U.S. partnership net earnings to $1.5 million in YTD 2011 from a $0.1 million loss in YTD 2010.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $44.2 million for YTD 2011 from $21.4 million for YTD 2010, due primarily to increased investment activity from U.S. Acquisition Partnerships that were formed under FirstCity’s investment agreement with Värde over the past year (see Note 19 of the consolidated financial statements included in Item 1 of this Form 10-Q). In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity in earnings of U.S. Acquisition Partnerships to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $14.0 million in YTD 2011 from $15.0 million in YTD 2010. Total combined net losses reported by our Latin American partnerships increased to $3.2 million for YTD 2011 compared to $4.5 million for YTD 2010. The decrease in total partnership revenues reported by these partnerships in YTD 2011 compared to YTD 2010 was attributable primarily to a decline in collections to $20.7 million in YTD 2011 compared to $22.2 million in YTD 2010. Contributing to the lower net losses reported by these partnerships in YTD 2011 compared to YTD 2010 was $1.6 million of additional foreign currency exchange gains recorded by these partnerships in the periods compared, combined with a $0.8 million decline in tax expense; off-set partially by a $1.1 million increase in impairment provisions recorded by our Latin American partnerships in YTD 2011 compared to YTD 2010. Although total net losses reported by our Latin American Acquisition Partnerships were lower in YTD 2011 compared to YTD 2010, FirstCity’s share of Latin American partnership net losses increased by $0.6 million in YTD 2011 compared to YTD 2010. This unfavorable variation is attributed to the composition of FirstCity’s ownership and income allocation mix in the Latin American Acquisition Partnerships that reported net earnings and losses in YTD 2011 and YTD 2010. FirstCity’s average investment in Latin American Acquisition Partnerships decreased to $14.4 million for YTD 2011 from $17.1 million for YTD 2010.

•        Europe — At September 30, 2011, the Company did not carry any equity-method investments in European Acquisition Partnerships (compared to $4.2 million of such investments at September 30, 2010). This decrease in FirstCity’s equity-method investments in European Acquisition Partnerships was attributed primarily to (1) the Company’s step-acquisition transaction and resulting consolidation of a German partnership entity in the second quarter of 2011 (see Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q); (2) the Company’s sale of its minority equity interest in a French partnership entity in the first quarter of 2011; and (3) the Company’s step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010. As a result, total combined revenues reported by our European Acquisition Partnerships decreased to $0.3 million in YTD 2011 (during the respective periods of our ownership) from $2.8 million in YTD 2010, and our European Acquisition Partnerships reported nominal losses in YTD 2011 (during the respective periods of our ownership) compared to $6.8 million of losses in YTD 2010. FirstCity’s share of European partnership losses was nominal in YTD 2011, compared to the Company’s share of $2.1 million in losses from these partnerships in YTD 2010.

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

•             Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 12%-50%) increased to $47.1 million in YTD 2011 from $39.8 million in YTD 2010. Total combined net earnings reported by these entities increased to $8.6 million in YTD 2011 from $6.7 million in YTD 2010. The increase in net earnings reported by the underlying servicing entities was attributed primarily to additional investment income (including gains from investment security transactions) and service fee income (due to increased collections) reported by these entities in YTD 2011 compared to YTD 2010; off-set partially by a $5.7 million increase in tax expense reported by these entities in YTD 2011 compared to YTD 2010. The collective activity described above translated to an increase in FirstCity’s share of net earnings from its foreign servicing entities to $4.4 million in YTD 2011 from $2.4 million in YTD 2010.

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

Income taxes.  Our PAA&R segment reported an income tax provision of $2.2 million in YTD 2011 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $0.6 million in YTD 2010. YTD 2011 includes $1.4 million of additional foreign current income tax expense compared to YTD 2010 due primarily to an increase in net earnings recorded by our consolidated European operations during the respective periods. Refer to Note 12 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships increased to $8.0 million for YTD 2011 from $7.3 million for YTD 2010. This increase is attributed to an increase in net earnings from these consolidated Acquisition Partnerships in YTD 2011 compared to YTD 2010 (i.e. an increase in the amount of net earnings reported by these majority-owned entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $3.5 million in YTD 2011 compared to $14.0 million of net earnings in YTD 2010. In YTD 2011, FirstCity Denver invested $3.3 million in the form of a railroad business acquisition and debt investments, compared to $13.0 million of investments in the form of loan and direct equity investments in YTD 2010. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $88.2 million, and has provided $60.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for YTD 2011 and YTD 2010:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,513	$1,814
Operating revenue - railroad	5,017	3,459
Operating revenue - manufacturing	—	10,466
Other income	894	1,254
Total revenues	7,424	16,993
Costs and expenses - railroad operations:
Interest and fees on notes payable	140	111
Salaries and benefits	1,061	815
Other	1,777	942
Total railroad expenses	2,978	1,868
Costs and expenses - manufacturing operations:
Salaries and benefits	—	2,396
Cost of sales	—	6,011
Other	—	2,381
Total manufacturing expenses	—	10,788
Costs and expenses - other:
Interest and fees on notes payable	398	352
Salaries and benefits	610	706
Provision for loan and impairment losses	—	3,023
Other	2,077	1,417
Total other expenses	3,085	5,498
Total expenses	6,063	18,154
Equity in earnings of unconsolidated subsidiaries	3,150	14,260
Gain on business combination	155	—
Income tax expense	(166)	(525)
Net income attributable to noncontrolling interests	(1,031)	(2,893)
Earnings from continuing operations	3,469	9,681
Income from discontinued operations	—	4,310
Net earnings	$3,469	$13,991

Interest income from loans receivable.   Interest income from loans receivable decreased to $1.5 million in YTD 2011 from $1.8 million in YTD 2010. FirstCity Denver’s average investment in loans receivable was $16.3 million for YTD 2011 — including $6.1 million accounted for under the non-accrual method of accounting. For YTD 2010, FirstCity Denver’s average investment in loans receivable was $19.3 million — including $2.4 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, and operating a transload facility). Revenue from railroad operations increased to $5.0 million in YTD 2011 from $3.5 million in YTD 2010. Total expenses attributable to the railroad operations approximated $3.0 million in YTD 2011 compared to $1.9 million in YTD 2010. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in YTD 2011 compared to YTD 2010. Contributing to the increased revenue reported in YTD 2011 compared to YTD 2010 was a $0.9 million gain recognized by a railroad subsidiary from a property sales transaction in YTD 2011.

Revenue, costs and expenses from manufacturing operations.  Revenue, costs and expenses from manufacturing operations in 2010 represented the consolidated results of operations recorded by FirstCity Denver’s manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions). FirstCity acquired a controlling interest in this company in 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and began accounting for its retained investment in the manufacturing entity using the equity-method of accounting. In YTD 2011, FirstCity Denver’s share of this subsidiary’s income was reported as equity in earnings of unconsolidated subsidiaries.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, decreased by $0.4 million in YTD 2011 compared to YTD 2010.

Costs and expenses — other.  Other costs and expenses decreased by $2.4 million in YTD 2011 compared to YTD 2010, due primarily to $3.0 million of impairment provisions recorded in YTD 2010 on real estate properties and loan investments (FirstCity Denver did not record any impairment provisions in YTD 2011), off-set partially by a $1.0 million increase in service fee promote costs incurred in YTD 2011 compared to YTD 2010.

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

Equity in earnings of unconsolidated subsidiaries.  Equity in earnings of unconsolidated subsidiaries decreased to $3.2 million in YTD 2011 from $14.3 million in YTD 2010. This decrease was due primarily to (1) a $10.9 million decline in equity in earnings recorded by FirstCity Denver in YTD 2011 compared to YTD 2010 for its share of net earnings from its equity-method investment in a prefabricated building manufacturing entity (this entity reported significantly higher net earnings in YTD 2010 related to building orders and a short-term lease agreement with a single customer; the arrangements with this customer did not extend beyond 2010); (2) $0.9 million of equity in earnings recorded by FirstCity Denver in YTD 2010 (compared to $-0- in YTD 2011) for its share of net earnings from its equity-method investment in a coal mine operation (this coal mine operation was consolidated by the Company in Q3 2010 and subsequently dissolved in December 2010); and (3) a $0.7 million decline in equity in earnings recorded by FirstCity Denver in YTD 2011 compared to YTD 2010 for its share of net earnings from its equity-method investment in a coal mine equipment subsidiary (which recognized significant gains in YTD 2010 from equipment sales). These decreases were off-set partially by a $0.8 million increase in FirstCity Denver’s share of net earnings reported by an equity-method investee engaged in designing and selling household products in YTD 2011 compared to YTD 2010 (due to increased sales recorded by the entity to new and existing customers), combined with a $0.6 million increase in FirstCity Denver’s combined share of earnings in its various other equity-method investees (manufacturing and retail companies) in the periods compared.

Gain on business combinations.  In YTD 2011, the Company recognized a $0.2 million business combination gain attributable to a transaction in which the Company acquired certain net assets from a company that provided short-line rail services and operated a transload facility. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date — which resulted in the Company’s recognition of the gain.  The Company did not consummate any business combination transactions in YTD 2010. Refer to Note 3 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Net income attributable to noncontrolling interests.  The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, decreased to $1.0 million for YTD 2011 compared to $2.9 million for YTD 2010. The decrease in YTD 2011 was attributed to lower net earnings reported by FirstCity Denver in YTD 2011 compared to YTD 2010. The lower net earnings reported by FirstCity Denver in YTD 2011 was due primarily to a significant decline in FirstCity Denver’s share of net earnings reported by a prefabricated building manufacturer (equity-method investee) in YTD 2011 compared to YTD 2010 as discussed above, combined with absence of earnings from its formerly-consolidated coal mine subsidiary (discontinued operation) as discussed below.

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

The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for the six-month period ended September 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010). Earnings attributed to these discontinued operations, which totaled $4.3 million for YTD 2010 (included in our consolidated statement of operations), comprised $28.4 million of operating revenues, $28.9 million of operating costs, and a $4.8 million business combination gain.

Corporate and Other

Costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses decreased to $5.3 million for YTD 2011 compared to $6.1 million for YTD 2010, due primarily to a $0.4 million decline in accounting and legal expenses, and $0.4 million of net decreases in various other corporate costs and expenses in the periods compared.

Financial Condition

Significant changes in FirstCity’s financial condition during YTD 2011 resulted from the following:

FirstCity’s consolidated assets of $410.8 million at September 30, 2011 were $49.6 million lower than its consolidated assets at December 31, 2010. The decrease in consolidated assets was attributed primarily to (1) a $21.9 million decrease in the Company’s consolidated Portfolio Assets from the sale of such assets to a European securitization entity (formed by an affiliate of Värde) in YTD 2011 (FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security); and (2) $47.8 million of additional net decreases in the Company’s consolidated Portfolio Assets in YTD 2011 attributable primarily to net principal collections out-pacing consolidated Portfolio Asset purchases. These decreases in our consolidated assets since December 31, 2010 were off-set partially by a $16.0 million net increase in equity-method investments in YTD 2011 due primarily to increased investment activity generated by our existing and newly-formed U.S. Acquisition Partnerships.

FirstCity’s consolidated liabilities of $276.4 million as of September 30, 2011 were $59.3 million lower than its consolidated liabilities at December 31, 2010. The decrease in consolidated liabilities was attributed primarily to a $59.6 million net decrease in notes payable in YTD 2011 (attributed mainly to net principal repayments on notes payable to banks).

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

	Nine Months Ended
	September 30, 2011
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$7,151	$15,437	$302,899	$325,487
Total purchase price	$2,486	$10,961	$167,003	$180,450
Total equity invested by all investors	$2,507	$11,031	$168,640	$182,178
Total equity invested by FirstCity	$2,507	$9,928	$33,262	$45,697
Total number of Portfolio Assets	36	19	390	445

	Nine Months Ended
	September 30, 2010
	(Dollars in thousands)
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
Face Value	$33,251	$31,487	$247,808	$312,546
Total purchase price	$16,575	$17,650	$140,480	$174,705
Total equity invested by all investors	$16,575	$17,429	$141,807	$175,811
Total equity invested by FirstCity	$16,575	$12,848	$23,817	$53,240
Total number of Portfolio Assets	7	31	211	249

The table below provides a summary of our Portfolio Assets as of September 30, 2011 and December 31, 2010. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$78,681	$117,534
Business assets	12,104	17,796
Other	4,122	4,889
Latin America:
Commercial real estate	3,718	4,013
Residential real estate	5,818	6,144
Europe - commercial real estate	4,103	18,046
UBN loan portfolio - business assets:
Non-performing loans	48,115	45,328
Performing loans	1,282	1,125
Other	6,146	3,263
Outstanding balance	164,089	218,138
Allowance for loan losses	(46,898)	(45,162)
Total Loan Portfolios, net	117,191	172,976

Real Estate Portfolios:
Real estate held for sale, net	22,406	36,126
Real estate held for investment, net	6,809	6,959
Total Real Estate Portfolios, net	29,215	43,085

Total Portfolio Assets, net	$146,406	$216,061

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$866	$43,291	$49	$45,162
Provisions	1,121	401	24	57	—	—	16	1,619
Recoveries	(49)	(7)	(7)	—	—	(719)	(28)	(810)
Charge offs	(1,150)	(470)	(69)	—	(855)	(701)	(37)	(3,282)
Translation adjustments	—	—	—	—	42	4,167	—	4,209
Ending balance, September 30, 2011	$276	$176	$38	$317	$53	$46,038	$—	$46,898

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$30,134	$4,796	$27,893	$36,390	$1,349	$—	$100,562

France	—	1,282	818	—	—	2,077	4,177

Germany	—	—	2,415	818	—	—	3,233

Mexico	—	—	—	9,219	—	—	9,219

Total	$30,134	$6,078	$31,126	$46,427	$1,349	$2,077	$117,191

	December 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery		Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	basis	Total
United States	$3,420	$1,640	$94,144	$41,959	$1,574	$—	$142,737

France	—	1,125	2,499	—	—	2,037	5,661

Germany	—	—	2,022	12,659	—	—	14,681

Mexico	—	—	—	9,897	—	—	9,897

Total	$3,420	$2,765	$98,665	$64,515	$1,574	$2,037	$172,976

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First nine months of 2011	$3,301	$1,200	$2,101	$3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has substantial net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of these NOLs, and other income tax items in both the U.S. and the non-U.S. jurisdictions in which we operate, under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At September 30, 2011, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2011 to determine the appropriate level of valuation allowances.

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

Reducing Note Facility with Bank of Scotland plc and BoS(USA) (collectively, “Bank of Scotland”)

In June 2010, FirstCity combined and refinanced its acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. This term-loan facility terminated the obligation of Bank of Scotland to provide financing to fund FirstCity’s investment activities and operations after June 2010. Refer to the heading “Credit Facilities” below for the primary terms of this term-loan facility.

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

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for YTD 2011 and YTD 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash used in operating activities	$(11,377)	$(29,298)
Net cash provided by investing activities	87,757	32,213
Net cash used in financing activities	(76,334)	(51,009)
Effect of exchange rate changes on cash and cash equivalents	499	(36)
Net increase (decrease) in cash and cash equivalents of continuing operations	$545	$(48,130)

Our operating activities from continuing operations used cash of $11.4 million and $29.3 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash used in continuing operations was attributable primarily to $16.3 million of net principal advances on SBA loans held for sale; $33.9 million of non-cash reductions for income accretion and gains on Portfolio Assets; $7.9 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $3.5 million of non-cash deductions attributed to gains recognized on SBA loan sales, equity investment sale, railroad property sale, and business combinations  — off-set partially by $17.9 million of net earnings; $23.6 million of proceeds from SBA loan sales; $4.1 million of proceeds applied to income from Portfolio Assets; and $4.5 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used in operating activities from our continuing operations for YTD 2010 was attributable primarily to $11.9 million of net principal advances on SBA loans held for sale; $34.3 million of non-cash reductions for income accretion and gains on Portfolio Assets; $14.0 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $4.1 million of non-cash deductions attributed to gains recognized on business combination transactions and an investment security sale — off-set partially by $16.6 million of net earnings (excluding $4.3 million of income from discontinued operations); $5.0 million of proceeds from SBA loan sales; $2.2 million of proceeds applied to income from Portfolio Assets; and $11.9 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in the periods were due primarily to net changes in other accounts related to our operating activities.

Our investing activities from continuing operations provided cash of $87.8 million and $32.2 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash provided by investing activities from our continuing operations was attributable primarily to $101.1 million of Portfolio Asset principal collections (net of purchases) and $28.3 million of distributions from our unconsolidated subsidiaries — off-set partially by $34.0 million of contributions to our unconsolidated subsidiaries (primarily to acquire Portfolio Assets); $2.4 million of investment security purchases (net of principal pay-downs); $2.6 million paid for business combinations (net of cash acquired); and $1.6 million of net principal advances on loan investments. `Net cash provided by investing activities from our continuing operations for YTD 2010 was attributable primarily to $57.7 million of principal collections on Portfolio Assets (net of purchases); $8.2 million of distributions from our equity-method investments; and $3.3 million of proceeds from the sale of an investment security — off-set partially by $32.8 million of contributions to our equity-method investments (primarily to acquire Portfolio Assets); $1.7 million of property and equipment purchases; $1.6 million paid for business combinations (net of cash acquired); and a $0.9 million reduction in cash attributed to the deconsolidation of our manufacturing subsidiary. The remaining changes in the periods were due primarily to net changes in other accounts related to our investing activities.

Our financing activities from continuing operations used cash of $76.3 million and $51.0 million for YTD 2011 and YTD 2010, respectively. For YTD 2011, net cash used by financing activities from our continuing operations was attributable primarily to $59.6 million of net principal payments on notes payable (net of borrowings); $12.8 million of cash distributions to noncontrolling interests; and a $4.3 million reduction in secured borrowings related to SBA loan sale transactions. Net cash used by financing activities from our continuing operations for YTD 2010 was attributable primarily to $37.7 million of principal payments on notes payable and loan fee payments (net of borrowings), and $22.5 million of distributions to noncontrolling interests — off-set partially by $4.9 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries; $1.0 million of proceeds from the issuance of common stock; and $3.6 million of proceeds from secured borrowings related to SBA loan sale transactions (net of principal repayments). The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest expense approximated $8.5 million and $8.4 million for YTD 2011 and YTD 2010, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity’s average outstanding debt decreased to $262.5 million for YTD 2011 from $303.6 million for YTD 2010, while the average cost of borrowings increased to 5.8% in YTD 2011 compared to 5.2% in YTD 2010. The decrease in the Company’s debt level since September 30, 2010 is primarily a result of the Company’s refinancing (in June 2010) and subsequent principal repayments of its senior-secured debt with Bank of Scotland. The increase in the Company’s average cost of borrowings was due primarily to the higher interest and fees charged on our refinanced debt with Bank of Scotland compared to the interest rates and fees under the loan facilities that we had with Bank of Scotland last year. Refer to the heading “Credit Facilities” below for additional discussion.

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

The operating activities of the railroad subsidiary provided cash of $2.5 million for YTD 2011, attributable primarily to $2.2 million of net earnings and $1.3 million of net increases related to changes in operating assets and liabilities; off-set partially by $1.1 million of non-cash deductions attributed to gains recognized on railroad property sales and a business combination. The railroad subsidiary’s investing activities used cash of $2.8 million for YTD 2011, attributable primarily to $2.1 million for the purchase of a business and $1.9 million of property and equipment purchases; off-set partially by $1.2 million of proceeds from the sales of property and equipment. The railroad subsidiary’s financing activities provided cash of $1.0 million for YTD 2011, attributable to $2.0 million of net borrowings on bank notes payable; off-set partially by $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation), and providing $0.8 million of capital to FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

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

Cash Flows from Discontinued Operations

Cash flows from discontinued operations for YTD 2010 consist of the Company’s consolidated coal mine operations. In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, cash flows from our consolidated coal mine subsidiary are reported as discontinued operations for the six-month period ended September 30, 2010 (we acquired a controlling interest in this subsidiary in April 2010 — refer to Notes 3 and 4 of the consolidated financial statements included in Item 1 of this Form 10-Q for additional information). Our discontinued operations provided cash of $3.3 million for YTD 2010 — attributable primarily to net cash inflows generated from its coal contracts, off-set partially by $2.6 million of principal repayments on a note payable.

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

The unpaid principal balance on this loan facility at September 30, 2011 was $183.5 million, which included $18.9 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. Under terms of the Reducing Note Facility, the Company is required to make principal payments to reduce the unpaid principal balance outstanding on this term-loan facility to $185.0 million at December 31, 2011, $100.0 million at December 31, 2012, and the remainder due at maturity (June 2013).

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

The Reducing Note Facility is guaranteed by FLBG Corp. (a wholly-owned subsidiary of FirstCity) and all of its subsidiaries (collectively, “Covered Entities”), which represent the entities that were subject to the obligations of the Prior Credit Agreements other than FirstCity and FC Servicing. The Reducing Note Facility is secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest (“Non-Covered Entities”), are not subject to, do not guarantee and do not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing only provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Agreements. FC Servicing does not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

The Reducing Note Facility contains covenants, representations and warranties on the part of FLBG Corp., FC Commercial and FH Partners that are typical for transactions of this type. In addition, the Reducing Note Facility contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under the Reducing Note Facility. At September 30, 2011, FirstCity was in compliance with all covenants or other requirements set forth in the Reducing Note Facility.

Wells Fargo Foothill, LLC

At September 30, 2011, American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2012 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2010 Form 10-K. At September 30, 2011, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of September 30, 2011 and December 31, 2010.

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			September 30,	December 31,
	Interest Rate	Other Terms and Conditions	2011	2010
			(Dollars in thousands)
Notes payable to banks and other:

Bank of Scotland reducing note facility (includes $18.9 million denominated in Euros at September 30, 2011)	Election of (a) greater of (i) one-month LIBOR plus 3.5% (subject to LIBOR floor of 1.0%) or (ii) 4.5%, or (b) Bank of Scotland’s prime rate of 3.0%	Secured by substantially all assets and equity investments of FirstCity Commercial Corp. and FH Partners LLC and guaranteed by FirstCity up to $75.0 million, matures June 2013	$183,536	$228,107

Bank of Scotland (in Euros) [1]	EURIBOR + 1.75%	Secured by assets of HMCS-GEN Ltd, matured January 2011	—	13,528

WFCF $25 million revolving loan facility	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2012	19,594	18,486

Bank of America term note	LIBOR plus 1.65%	Secured by all assets of Wamco 30, Ltd., matures November 2011	6,684	10,497

First National Bank of Central Texas term loan	5.0% fixed through October 2013, then greater of prime plus 0.25% or 4.50%	Secured by assets of MPortfolio 2 LLC, matures October 2015	4,638	5,158

First National Bank of Central Texas term loan	5.0% fixed	Secured by assets of FirstStorm Partners 1 LLC, matures February 2014	2,515	—

B.E.S.V. term loans denominated in Euros	Various rates at 1-month EURIBOR + 3.5% or 3-month EURIBOR + 3.0%	Secured by assets of UBN, various maturities ranging from May 2012 to May 2013	—	5,016

Fifth Third Bank term loan	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2016	3,563	—

Fifth Third Bank $1 million revolving loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2014	—	—

Fifth Third Bank $5 million acquisition loan facility	Election of (prime rate or LIBOR) plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matures March 2013	1,625	—

Bank of America term loan	Greater of (prime or federal funds rate plus 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	2,737

Bank of America $1 million revolving loan facility	Greater of (prime or federal funds rate + 0.5%) plus margin, or LIBOR plus margin	Secured by assets of FirstCity’s consolidated railroad subsidiaries, matured March 2011	—	395

Merrill Lynch Mortgage Trust term loan	6.07% fixed	Secured by assets of Oregon Short Line Building, matures April 2016	7,361	7,361

Central National Bank	5.0% fixed	Secured by assets of FirstStorm Partners 2, matures August 2014	5,665	—

Other notes and participations payable			2,177	1,749

			237,358	293,034

Notes payable to affiliates:

MCS Trust SA de CV term loan	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	7,176	7,631

HMCS Portfolio GmbH (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	662

MCS Et Associes, S. A. (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	3,512

Other notes payable			684	—
			7,860	11,805

Total notes payable			$245,218	$304,839

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2010 Form 10-K.

Wave Tec Pools, Inc. Litigation.  FH Partners (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the “Obligors”) against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners and FC Servicing under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank’s settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH Partners to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners continues to pursue collection of the loan.

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

Certification of Elimination of New Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2011filed with the Securities and Exchange Commission on May 19, 2011)

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	—	XBRL Taxonomy Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	—	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
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
Dated: November 14, 2011

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)