Form 10-K
period 2011-12-31
FIRSTCITY FINANCIAL CORP
filed 2012-03-30
CIK 828678

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $58,749,874 based on the closing price of the common stock of $6.60 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at March 26, 2012 was 10,416,840.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates certain information by reference to the earlier filed of (i) an amendment to this Annual Report on Form 10-K or (ii) the definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

        These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Risks, uncertainties and assumptions that may affect our business, operating results and financial condition include, but are not limited to, the following:

  •
  General economic, industry or political conditions, either domestically or internationally, may be less favorable than expected and may affect our access to capital, our ability to fund investment activities, the success of our business, and our stock price;

  •
  Volatility and disruptions in the functioning of U.S. and international financial markets and related liquidity issues could continue or worsen and, therefore, may adversely impact our business, financial condition and results of operations;

  •
  United States fiscal debt and budget matters, and the uncertainty surrounding the strength of the U.S. economic recovery;

  •
  European sovereign debt issues;

  •
  Our liquidity and ability to raise capital to finance and fund our operations and investment activities may be limited;

  •
  The sufficiency of our funds generated from operations, existing cash, available borrowings and available investment capital to finance our current operations and future investment activity;

  •
  Possible changes in the credit or capital markets that could affect our ability to borrow money or raise capital to purchase and service portfolio assets or invest capital in U.S. middle-market companies;

  •
  We may incur significant credit losses due to downward trends in general economic conditions and real estate markets;

  •
  Possible changes in the business practices of credit originators, financial institutions and governmental agencies in terms of selling loan portfolios and other financial assets may affect the availability of portfolio assets offered for sale;

  •
  Declining values in the collateral securing our loan portfolios and deterioration in commercial and residential real estate markets may adversely affect our results of operations;

  •
  Possible changes in the performance and creditworthiness of our borrowers and other counterparties may adversely impact our business, financial condition and results of operations;

  •
  Availability of portfolio asset and U.S. middle-market investment opportunities, and our ability to consummate such investments and transactions on acceptable terms and at appropriate prices;

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

  •
  The effects of natural disasters such as hurricanes, tornadoes, earthquakes, fires and floods, and the effects of man-made disasters, may disrupt the local economies in the geographic regions in which we operate which, in turn, may adversely affect the ability of our borrowers to repay their debts, condition of assets that collateralize our loans, and our results of operations;

  •
  Our ability to utilize all of our estimated net operating loss carryforwards and deferred tax assets;

  •
  The imposition of additional taxes on our results of operations;

  •
  Possible changes in U.S. and foreign government regulations, including bankruptcy or collections laws, that could affect our ability to collect sufficient amounts on our portfolio assets and negatively impact our business segments;

  •
  Our ability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate;

  •
  Adverse fluctuations and volatility in foreign currency exchange rates may adversely impact our results of operations and value of foreign investments;

  •
  Possible changes in or interpretation of U.S. or foreign tax, monetary or fiscal policies, rules and regulations may adversely affect our operations;

  •
  Possible changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition;

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

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation, a Delaware corporation, is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to "FirstCity," "the Company," "we," "our" or "us" in this Form 10-K, we mean FirstCity Financial Corporation and subsidiaries (consolidated). The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segment.

        The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans and, to a lesser extent, performing loans and other assets, generally at a discount to their legal principal balances or appraised values, and services and resolves these assets in an effort to maximize the present value of the ultimate cash recoveries.

        The Company engages in its Special Situations Platform business through its majority ownership in a special-purpose investment subsidiary that was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in leveraged buyouts and distressed debt transactions.

        The Company became a publicly-held institution in July 1995 through its acquisition, by merger, of First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the U.S. Bankruptcy Code since November 1992. As a result of the merger, the Company's common stock, $.01 par value per share, became publicly held.

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

Overall Business Strategy

        FirstCity, as an opportunistic investor, focuses on distressed asset investment opportunities in both the United States and, on a more-selective basis, certain international markets, and distressed transaction and special situations investment opportunities in U.S. middle-market companies. The Company has strategically aligned its operations into two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans and, to a lesser extent, performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves (i.e. liquidates) such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. The Company also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations Platform business.

        Although we are operating in a challenging economic environment, both in the U.S. and internationally, our primary objective remains to utilize the skills, experience and expertise of our management and business partners by identifying, evaluating, pricing, acquiring, servicing and resolving Portfolio Assets to maximize ultimate cash collections; and to identify and invest capital in U.S. middle-market investment opportunities to provide attractive risk-adjusted returns. To enhance our position in the specialty financial services industry, FirstCity's business strategies include the following:

  Portfolio Asset Acquisition and Resolution Business

  •
  Increase the Company's investments in U.S. Portfolio Assets acquired from financial services entities, government agencies and other market participants for our own account, thereby leveraging our management team's considerable experience in acquiring distressed assets from market-sellers in an industry fueled by challenges experienced in the financial services sector.

  •
  Capitalize on the Company's strategic relationships with its investment partners to identify and acquire U.S. Portfolio Assets through special-purpose investment entities formed with one or more other co-investors, thereby capitalizing on the skills, expertise and resources of business partners to identify and source Portfolio Asset acquisition opportunities, pool our extensive and diverse experience and knowledge of distressed asset markets, and provide additional financing alternatives to fund Portfolio Asset acquisitions.

  •
  Allow the Company's holdings in Mexican Portfolio Assets to diminish (either through natural collections or accelerated disposal methods), while exploring growth opportunities in other international markets, in particular Europe, to acquire, manage, service and resolve Portfolio Assets, either for the Company's own account or through special-purpose investment entities formed with one or more other co-investors.

  •
  Capitalize on the Company's strategic relationships with its investment partners in European servicing entities to explore growth opportunities in acquiring European Portfolio Assets through special-purpose investment entities formed with one or more other co-investors, thereby potentially capitalizing on the skills, expertise and resources of business partners to identify and source Portfolio Asset acquisition opportunities in Europe, pool our extensive and diverse experience and knowledge of distressed asset markets, and provide additional financing alternatives to fund Portfolio Asset acquisitions.

  •
  Capitalize on the Company's servicing expertise to enter into new markets with servicing arrangements that provide for reimbursement of costs of entry and operations, plus an incentive servicing fee after certain economic thresholds are met, without requiring substantial equity investments.

  Special Situations Platform Business

  •
  Generate current income and capital appreciation by growing our existing special situations investments, and potentially investing in additional opportunities involving privately-held middle-market companies to provide an attractive risk-adjusted return. Our special situations investments will primarily take the form of senior and junior financing arrangements, but may also include other types of investments, including direct equity investments, common equity warrants, leveraged buyouts and distressed debt transactions.

  Overall

  •
  Identify and acquire, through non-traditional niche sources, distressed assets and other asset classes that meet the Company's investment criteria, which may involve the utilization of special-purpose investment structures.

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

        The Company began operating in the financial services sector in 1986 as an acquirer of distressed assets from the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business expanded to become an active participant in the financial services sector, an industry fueled by economic challenges experienced throughout the world. Through the years, the Company also began acquiring assets from healthy financial institutions interested in eliminating under-performing and non-performing assets from their portfolios.

        FirstCity acquires Portfolio Assets for its own account or through investment entities formed with one or more co-investors (each such entity, referred to as an "Acquisition Partnership"). Since inception, FirstCity and its Acquisition Partnerships have acquired over $12.2 billion in Face Value of Portfolio Assets, with FirstCity's equity investment approximating $1.0 billion. Information related to FirstCity's Portfolio Asset investments in 2011 and 2010 is included under the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

  Industry Overview and Sources of Portfolio Assets

        The purchase and resolution of under-performing and non-performing assets is a global industry that is driven by several factors, in the U.S. and international markets, including:

  •
  significant levels of commercial debt maturing over the next several years;

  •
  challenges presented by uncertainty and volatility in general economic conditions and financial markets;

  •
  government stimulus and other economic intervention programs;

  •
  troubled and failed financial institutions; and

  •
  mounting debt and pressure on financial services entities to remove under-performing and non-performing or unattractive assets from their balance sheets.

        Deteriorating economic conditions in recent years have augmented the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors (generally at a discount) as a means of disposing of under-performing and non-performing loans or other surplus or non-strategic assets. Financial institutions are also selling under-performing and non-performing assets to improve their regulatory capital positions (pursuant to local and federal regulations, commercial banks and insurance companies are generally required to allocate more regulatory capital to under-performing and non-performing assets). Sales of such assets improve the seller's balance sheet (i.e. asset quality and capital positions), reduce overhead costs, reduce staffing requirements, and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

        More recently, U.S. financial institutions and other creditors face challenges in the near-term as significant levels of commercial real estate debt mature over the next several years (estimated to exceed $3.0 trillion by some market analysts). The mounting pressures for financial institutions to refinance this debt will likely be exacerbated by stricter capital requirements imposed by their regulators, and the impact from the withdrawal and termination of previously-enacted government stimulus and other economic intervention programs. In addition, in recent months, investors have been positioning for European distressed asset investments in reaction to signs of deteriorating sovereign debt conditions in Europe—as market analysts expect European banks to shed their holdings in under-performing and non-performing assets to enhance their capital reserves.

        We believe that as a result of the difficulty in servicing and resolving under-performing and non-performing assets, and the desire of financial institutions, government entities and other entities to shed these assets for reasons described above, the supply of distressed assets available for sale in the marketplace will continue to rise over the coming years.

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

        FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, the Company is not limited with regard to the types of Portfolio Assets it will evaluate and purchase. FirstCity's willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all states throughout the U.S., and various countries in Europe and Latin America. FirstCity believes that its willingness to acquire non-homogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

        FirstCity also seeks to capitalize on emerging growth opportunities in foreign markets, on a limited and selective basis, where the market for type of under-performing and non-performing loans generally purchased by FirstCity may be less efficient than the market for such assets in the United States. FirstCity has ownership interests in European servicing companies, and in conjunction with these servicing entities, the Company pursues opportunities, on a selective basis, with its investment partners in these servicing entities to purchase pools of Portfolio Assets in the region.

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

        FirstCity identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets in Europe and Latin America include sellers of under-performing and non-performing assets. FirstCity's established presence in Europe and Latin America provides a strong base for the identification, valuation, and acquisition of assets in those regions, as well as in adjacent markets. FirstCity identifies partners who have contacts within various foreign markets and/or can assist in locating Portfolio Asset investment opportunities with FirstCity. At this time, FirstCity's identification of distressed asset investment opportunities in international markets, except for Europe, is more-selective and limited than the pursuit of such investment opportunities in the U.S. market.

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

        The Company generally does not capitalize and carry on its balance sheet the servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained (or separate purchase or assumption of the servicing), and FirstCity does not have the risks and rewards of ownership of the servicing rights. FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is based on a percentage of gross cash collections generated (rather than a management fee based on the Face Value of the asset being serviced). The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. Many of the servicing arrangements with U.S. Acquisition Partnerships also entitle FirstCity to additional compensation in the form of an incentive servicing fee after certain economic thresholds are met (refer to FirstCity's investment agreement with a co-investor under the heading "Relationships with Other Investors in Acquisition Partnerships" below). For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in Europe and South America are serviced by various servicing entities in which the Company holds a noncontrolling ownership interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  Structure and Financing of Portfolio Asset Purchases

        Portfolio Assets are either acquired for the account of a FirstCity subsidiary or through the Acquisition Partnerships. Portfolio Assets acquired directly by a FirstCity subsidiary may be funded with equity contributions, financing provided by a third-party lender, loans made by FirstCity to its subsidiaries, and/or other secured debt that is recourse only to the FirstCity subsidiary acquiring the Portfolio Assets. Portfolio Assets acquired directly by an Acquisition Partnership may be funded with equity contributions, loans made by a co-investor and/or FirstCity (or one of its affiliates), financing provided by a third-party lender, and/or other secured debt that is recourse only to the Acquisition Partnership.

        Each U.S. Acquisition Partnership is a separate legal entity (generally a limited liability company, but may also take the form of a limited partnership, trust, corporation or other type of legal business structure). FirstCity and an investor typically form a new special-purpose investment entity that owns the Acquisition Partnership. FirstCity generally has an effective ownership interest ranging from 10-50% in a majority of the U.S. Acquisition Partnerships. Värde Investment Partners, L.P. and its affiliates are the co-investors in a substantial majority of our U.S. Acquisition Partnerships currently in existence. In addition, since mid-2010, a majority of FirstCity's investments in Portfolio Assets through U.S. Acquisition Partnerships have been transacted under the terms of an investment agreement with Värde Investment Partners, L.P. (see additional discussion under the heading "Relationships with Other Investors in Acquisition Partnerships" below).

        In foreign markets, FirstCity evaluates the establishment of the Acquisition Partnership ownership structures and, in conjunction with its co-investors, performs due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. For the European and Latin American Acquisition Partnerships, FirstCity generally has an effective ownership interest in the underlying entities ranging from 10-50%.

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

        A substantial majority of FirstCity's U.S. and international Portfolio Asset investments (and related equity investments) transacted prior to July 2010, for its own account and through Acquisition Partnerships, were funded by senior-secured acquisition loan facilities that were provided by Bank of Scotland. These loan facilities provided by Bank of Scotland were combined and refinanced in June 2010 into a single term loan facility ("Reducing Note Facility"—further defined and described under the heading "Relationship with Bank of Scotland" below). The Reducing Note Facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's Portfolio Asset investments after June 2010. In December 2011, FirstCity refinanced the Reducing Note Facility with Bank of Scotland. As a result, FirstCity's debt obligation under the Reducing Note Facility was divided into two separate term loan facilities with Bank of Scotland, and the Company concurrently closed on a new $50.0 million term loan facility with Bank of America (net proceeds from this term loan were applied against the Reducing Note Facility at closing). The assets and related cash flows that had served as collateral under the Reducing Note Facility with Bank of Scotland, were allocated and respectively pledged as collateral among the Company's new term loan facilities with Bank of Scotland and Bank of America (i.e. FirstCity did not pledge additional assets as security interests in these new loan facilities). Given the nature of the term loan facilities, Bank of Scotland and Bank of America have no obligation to provide FirstCity with financing to fund new Portfolio Assets investments under terms of their respective credit facilities that resulted from the December 2011 debt refinancing arrangement. However, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland—which, in turn, will provide more liquidity in the future to fund investment opportunities. Additional information regarding our debt refinancing arrangement with Bank of Scotland and the resulting two new term loan facilities with them is included under the heading "Relationship with Bank of Scotland" below.

        Since June 2010, FirstCity has funded its share of investments in Portfolio Assets, for its own account and through Acquisition Partnerships, primarily with holdings in unencumbered cash and cash flows generated by its Portfolio Asset investments (acquired subsequent to June 2010) and its servicing platforms that are not pledged to secure Bank of Scotland's term loan facilities. For Portfolio Assets that have been acquired by FirstCity since June 2010, the Company seeks to leverage its equity in these investments with non-recourse debt financing provided by third-party lenders. Such financing arrangements may be obtained at variable interest rates with negotiated spreads to the base rates, and secured by cash flows from the Portfolio Assets. In addition, the financing arrangements may allow, under certain conditions, distributions to FirstCity before the debt is repaid in full. By subsequently leveraging its equity in Portfolio Assets, FirstCity will have the ability to use the borrowed monies to fund additional investment opportunities.

        While management intends to continue utilizing the aforementioned financing arrangements, cash flow sources and investment agreements to provide FirstCity with the necessary financing and funding to support its current and future investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations. Discussions related to FirstCity's liquidity are included under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

  Relationships with Other Investors in Acquisition Partnerships

        Värde Investment Partners, L.P. ("Värde"), a private investor in distressed securities and assets, and certain of its affiliates, are investors in a substantial majority of our U.S. Acquisition Partnerships (see additional discussion below). In addition, American International Group, Inc., a publicly-held international insurance organization, and certain of its affiliates, are investors in a substantial majority of our Latin American Acquisition Partnerships. Although management believes that our relationship with each of these investors is excellent, there can be no assurance that such relationships will continue in the future. The termination or disruption of our investing relationship with either of these investors could adversely impact the results of our Acquisition Partnerships. The consequences of a disturbance in our relationships with these investors could be exacerbated due to the significant influence that they respectively exert as majority owners in a substantial majority of our U.S. and Latin American Acquisition Partnerships. If our current relationship with either investor deteriorates, or if we are unable to find another suitable investor for our U.S. or Latin American Acquisition Partnerships in the event an investing relationship is terminated, our results of operations and financial condition could be materially adversely affected.

        FirstCity and Värde are parties to an investment agreement, effective April 1, 2010, whereby Värde may invest, at its discretion, in distressed loan portfolios and similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the Investment Agreement are as follows:

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

        The cash flows from the assets and equity interests from the Company's investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation ("FC Investment Holdings") (a wholly-owned subsidiary of FirstCity) and its subsidiaries, are not subject to the security interest requirements of Bank of Scotland's term loan facilities described below.

  Relationship with Bank of Scotland

        FirstCity has had a significant relationship with Bank of Scotland and its subsidiaries (including BoS(USA), Inc.) (collectively, "Bank of Scotland") since 1997. Bank of Scotland has provided various loan facilities to FirstCity and its subsidiaries since such time to finance the Company's senior debt and equity portion of Portfolio Asset purchases, to finance equity investments in new ventures and special situations investments, to provide for the issuance of letters of credit, and for working capital loans.

        In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity's subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment Holdings and its subsidiaries, which hold investments made in connection with FirstCity's investment agreement with Värde (discussed above), and various other investments that FirstCity originated subsequent to June 2010, are not subject to the security interest requirements of the Reducing Note Facility.

        On December 20, 2011, FirstCity entered into an agreement to amend and restate the Reducing Note Facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under the Reducing Note Facility, as amended (defined as "BoS Facility A"), was reduced by the assumption of $25.0 million of debt (defined as "BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction primarily from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past two years). As a result of its December 2011 debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland—which, in turn, will provide more liquidity in the future to fund investment opportunities. Refer to Notes 2 and 9 of the Company's 2011 consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("2011 consolidated financial statements") for additional information related to the primary details and terms underlying these loan facilities.

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

  •
  Foreign markets.  FirstCity believes that certain foreign markets for Portfolio Asset trades may be less-developed than the U.S. market, and therefore provide an opportunity to achieve attractive risk-adjusted returns. FirstCity has purchased Portfolio Assets in countries in Europe and Latin America, and expects to continue to seek investment opportunities, on a limited and selective basis, outside the United States (with a current focus on exploring emerging investment opportunities in Europe).

  •
  SBA lending.  The Company believes that the ability to acquire and originate U.S. Small Business Administration ("SBA") loans through its wholly-owned subsidiary, American Business Lending, Inc. (a small business lending company licensed by the U.S. Small Business Administration), provides diversity that creates growth opportunity within the U.S. market.

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

        Since inception, FirstCity has been involved in middle-market transactions, through its Special Situations business, with total investment values approximating $88.2 million. In connection with these investments, FirstCity provided $60.4 million of investment capital to privately-held middle-market companies—$44.3 million in the form of debt investments and $16.1 million as equity investments. Information related to FirstCity's Portfolio Asset investments in 2011 and 2010 is included under the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

  Market Opportunity

        We believe the environment for investing in middle-market companies is attractive for the following reasons:

  •
  We believe middle-market companies have faced increasing difficulty in accessing the capital markets due to the severe dislocation in the credit markets, and capital constraints and underwriting limitations experienced by commercial banks.

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

  •
  We believe the recent economic downturn has resulted in defaults and covenant breaches by middle-market companies, which will require new capital to shore-up liquidity or provide new capital through restructuring.

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

  Financing and Funding Investment Activity

        A substantial portion of FirstCity Denver's investment activities prior to July 2010 was funded under a senior-secured loan facility that was provided by Bank of Scotland. This senior loan facility and other outstanding loan facilities provided to FirstCity by Bank of Scotland were combined and refinanced in June 2010 into a single term loan facility, which provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing this term loan facility are realized. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, ended FirstCity's ability to fund FirstCity Denver's investment activities through Bank of Scotland's loan facility after June 2010. Additional information regarding this loan facility is included under the heading "Relationship with Bank of Scotland" above.

        Subsequent to June 2010, FirstCity Denver has supported (and intends to continue supporting) its investment activities with holdings in unencumbered cash and cash flows generated by its portfolio companies. In addition, FirstCity Denver typically seeks to refinance its loan facilities provided to portfolio companies in which it also holds an equity interest with non-recourse debt financing provided by third-party lenders. By subsequently seeking a third-party lender to refinance its debt investments to these portfolio companies, FirstCity Denver will receive debt repayment proceeds and possibly equity distributions, and use the monies to fund other investment opportunities.

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

Government Regulation

        The Company does not have a primarily regulatory or supervisory agency that governs and supervises the operations and activities conducted by its PAA&R and Special Situations business segments. However, certain aspects of the Company's business are subject to regulation under various U.S. federal, state and local statutes and regulations and various foreign laws and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for conducting business in various jurisdictions, and other trade practices. Furthermore, our small business lending platform is licensed by and subject to regulation and examination by the U.S. Small Business Administration. Additional laws and regulations, or amendments to existing laws and regulations, may be enacted that could impose additional restrictions on investment, lending and servicing activities—which in turn could adversely impact our results of operations.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act ("Dodd-Frank Act") was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as corporate governance, "say on pay" and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses and a diversion of management's time from other business activities. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business.

        We are also subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

Competition

  Portfolio Asset Acquisition and Resolution Business Segment

        The PAA&R business is highly competitive. Some of the Company's principal competitors are substantially larger and have considerably greater financial resources than the Company. As such, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may be better-suited than the Company to acquire Portfolio Assets, to pursue new business opportunities, or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset acquisition and resolution business: due diligence, asset management, and servicing. The Company is a major participant in all three arenas. In comparison, certain of our competitors have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential purchases and to service acquired assets, and certain other competitors have historically competed primarily as servicing companies.

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

        Furthermore, we believe that our management team's extensive and diverse experience and knowledge in acquiring distressed assets, combined with the skill and experience of our internal due diligence teams, provides FirstCity with a competitive position in our ability to move swiftly and speed the transaction process on distressed asset trading opportunities that meet our investment criteria.

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

Employees

        The Company had 276 employees as of December 31, 2011. The Company had 264 employees at December 31, 2010. FirstCity believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Latin America. Revenues outside of the U.S. are a material part of our business, as they accounted for more than 22% of our consolidated revenues and equity income from subsidiaries for each of the fiscal years ended December 31, 2011 and 2010. See Note 18 of the Company's 2011 consolidated financial statements for summarized information relating to the Company's foreign revenues.

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

        Refer to Note 18 of the Company's 2011 consolidated financial statements for financial information on our revenues and assets by geographic area.

Item 1A.    Risk Factors.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 66,000 square feet of office space, all of which is leased. The following is a list as of December 31, 2011 of the principal physical properties that are used by our significant business segments.

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

        The Company leases its principal executive offices and primary U.S. servicing offices under a non-cancellable operating lease, which expires October 31, 2020. All other office and facility leases of the Company and its consolidated subsidiaries expire in various years through 2016. We believe that these facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

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

  Wave Tec Pools, Inc. Litigation

        FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation (both wholly-owned subsidiaries of FirstCity), and FirstCity Financial Corporation, were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners and FC Servicing under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank's settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH Partners to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners continues to pursue collection of the loan.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price Information

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "FCFC." The following table displays the high and low sales prices for the Company's common stock, as reported by the NASDAQ Global Select Market, for the periods indicated:

	2011		2010
	Market Price		Market Price
Quarter Ended	High	Low	High	Low
March 31	$8.20	$6.25	$7.35	$5.23
June 30	7.44	6.30	7.65	5.45
September 30	7.24	6.09	8.24	6.15
December 31	8.50	5.79	8.69	7.37

        As of March 26, 2012, there were 677 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying stockholders represented by these stockholders of record.

Dividend Policy

        The Company has never declared or paid a dividend on its common stock. The Company currently intends to retain future earnings to finance its future growth and reduce debt, and does not anticipate that it will declare or pay any dividends on its common stock in the foreseeable future. Any future determination to payment of cash dividends will be at the discretion of our board of directors, and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by certain loan facilities of the Company and its subsidiaries.

Shares Issuable Under Equity Compensation Plans

        The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under the Company's equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	589,900	$8.31	311,484	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	589,900	$8.31	311,484

(1)
Issuable shares of our common stock available under the Company's 2006 and 2010 Stock Option and Award Plans.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

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

Overview

        FirstCity is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. FirstCity, as an opportunistic investor, focuses on distressed asset investment opportunities in both the United States and, to a lesser extent, international markets, and distressed transaction and special situations investment opportunities in U.S. middle-market companies. The Company has strategically aligned its operations into two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform.

        The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves (i.e. liquidates) such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with co-investors (each such entity, an "Acquisition Partnership").

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

  Summary Financial Results

        In 2011, FirstCity recorded net earnings of $24.2 million, or $2.33 per common share on a fully diluted basis (compared to net earnings of $12.5 million, or $1.23 per common share on a fully diluted basis, in 2010). Components of FirstCity's results of operations for the fiscal years ended 2011 and 2010 are presented in the tables below.

	Year Ended December 31, 2011
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$63,877	$10,190	$250	$74,317
Costs and expenses	(52,481)	(7,796)	(8,322)	(68,599)
Equity income (loss) from unconsolidated subsidiaries	(624)	2,855	—	2,231
Gain on debt extinguishment	26,543	—	—	26,543
Other income	2,096	155	—	2,251
Income tax (expense) benefit	(3,807)	(166)	271	(3,702)
Net income attributable to noncontrolling interests	(7,654)	(1,170)	—	(8,824)

Net earnings (loss)	$27,950	$4,068	$(7,801)	$24,217

	Year Ended December 31, 2010
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$66,387	$19,043	$134	$85,564
Costs and expenses	(52,750)	(19,832)	(7,968)	(80,550)
Equity income (loss) from unconsolidated subsidiaries	(1,693)	16,302	—	14,609
Other income	4,595	—	—	4,595
Income tax (expense) benefit	(1,501)	(660)	(91)	(2,252)
Net income attributable to noncontrolling interests	(10,282)	(3,143)	—	(13,425)

Earnings (loss) from continuing operations	4,756	11,710	(7,925)	8,541
Income from discontinued operations	—	3,962	—	3,962

Net earnings (loss)	$4,756	$15,672	$(7,925)	$12,503

        As an opportunistic investor in the distressed asset and special situations markets, FirstCity's mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading "Results of Operations" below for a detailed review of the Company's operations for the comparative periods presented in the table above.

        Portfolio Asset Acquisition and Resolution.    The Company's net earnings related to its Portfolio Asset Acquisition and Resolution business segment increased to $28.0 million in 2011 from $4.8 million in 2010. The increase in earnings in 2011 compared to 2010 was attributed primarily to a $26.5 million debt extinguishment gain that the Company recognized in the fourth quarter of 2011 ("Q4 2011") as a result of refinancing its debt obligation with Bank of Scotland in December 2011. Other factors contributing to the net earnings increase in 2011 compared to 2010 included a $2.1 million decrease in net impairment provisions recorded to consolidated loan and real estate assets, a $1.7 million decrease in interest and fees on notes payable, a $1.9 million decrease in asset-level expenses, and a $2.6 million decrease in net income attributable to noncontrolling interests; off-set partially by a $1.1 million increase in equity losses from unconsolidated subsidiaries (including a $7.4 million write-down to our unconsolidated Mexican Acquisition Partnerships in Q4 2011), a $5.7 million net decrease in gains attributed to business combination and sales of investment securities and subsidiaries, a $2.3 million increase in income tax provisions, and a $4.4 million increase in other costs and expenses (including a $3.1 million impairment charge to a consolidated Mexican subsidiary in Q4 2011). On a combined basis, revenues from our core business operations (servicing fees, income and gains from Portfolio Assets and loans, and equity income (loss) from unconsolidated subsidiaries) remained steady at $56.3 million in 2011 compared to $56.6 million in 2010—despite our recognition of a $7.4 impairment charge in 2011 on certain equity-method investments in Latin American (Mexico) Acquisition Partnerships to write-down the investments to fair value (included in "equity income (loss) of unconsolidated subsidiaries"). Refer to the heading "Results of Operations" below for a detailed review of the Company's operations in this business segment for the comparative periods presented in the table above.

        Special Situations Platform.    The Company's earnings related to its Special Situations Platform business segment decreased to $4.1 million in 2011 from $15.7 million in 2010. The decrease in earnings in 2011 compared to 2010 was primarily due to a $13.4 million decrease in equity income from unconsolidated subsidiaries (attributed primarily to one-time significant revenues in 2010 reported by an equity-method investee that manufactures prefabricated buildings), and $4.0 million of income from discontinued operations in 2010 compared to $-0- in 2011 (see below); off-set partially by a $3.0 million decrease in net impairment provisions and a $2.0 million decrease in net income attributable to noncontrolling interests.

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

        Corporate and Other.    Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, remained steady at $7.8 million in 2011 compared to $7.9 million in 2010.

  Summary Investment Activity

        In 2011, FirstCity and its investment partners acquired $284.9 million of U.S. Portfolio Asset investments and $2.4 million of European Portfolio Asset investments with an aggregate face value of approximately $558.1 million—of which FirstCity's investment acquisition share was $58.0 million. In addition to its Portfolio Asset acquisitions in 2011, FirstCity invested $36.0 million in non-Portfolio Asset investments, consisting of $27.5 million in the form of SBA loan originations and advances; $1.3 million of equity investments (U.S., European and South American Acquisition Partnerships); $3.3 million in the form of debt investments and a railroad business acquisition under its Special Situations Platform; and $3.9 million in the form of investment security purchases. In 2010, FirstCity and its investment partners acquired $225.8 million of U.S. Portfolio Asset investments with a face value of approximately $420.4 million—of which FirstCity's investment acquisition share was $67.7 million. In addition to its Portfolio Asset acquisitions in 2010, FirstCity invested $56.0 million in non-Portfolio Asset investments, consisting of $20.6 million in the form of SBA loan originations and advances; $17.6 million of equity investments (U.S. and European Acquisition Partnerships); $13.2 million in the form of equity and debt investments under its Special Situations Platform; and $4.5 million of other investments.

        At December 31, 2011, the carrying value of FirstCity's earning assets (primarily Portfolio Assets, equity investments, loans receivable, and entity-level earning assets) approximated $308.7 million—compared to $400.5 million a year ago. The global distribution of FirstCity's earning assets (at carrying value) at December 31, 2011 included $250.2 million in the United States; $41.5 million in Europe; and $17.0 million in Latin America. Since mid-2010, the vast majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with Värde. As such, total footings of our consolidated earning assets experienced a corresponding decrease in 2011, resulting primarily from a $92.1 million decline in our holdings of consolidated Portfolio Assets during the year.

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

        While we are seeing signs of improvement and stabilization in U.S. and global economic conditions and financial markets, these conditions and markets remain challenging and their recovery has been imbalanced. More recently, U.S. debt ceiling and fiscal policy concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased volatility and uncertainty that could adversely affect the U.S. and global financial markets and economic conditions. Despite substantial losses reported in the financial services sector in recent years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the Company and believes that current market conditions should not hinder FirstCity's ability to expand its business. While disruptions and uncertainty in the markets may adversely affect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and special situations transactions.

        Deteriorating economic conditions in recent years have augmented the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors (generally at a discount) as a means of disposing of under-performing and non-performing loans or other surplus or non-strategic assets. Financial institutions are also selling under-performing and non-performing assets to improve their regulatory capital positions (pursuant to local and federal regulations, commercial banks and insurance companies are generally required to allocate more regulatory capital to under-performing and non-performing assets). Sales of such assets improve the seller's balance sheet (i.e. asset quality and capital positions), reduce overhead costs, reduce staffing requirements, and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. More recently, U.S. financial institutions and other creditors face challenges in the near-term as significant levels of commercial real estate debt mature over the next several years (estimated to exceed $3.0 trillion by some market analysts). The mounting pressures for financial institutions to refinance this debt will likely be exacerbated by stricter capital requirements imposed by their regulators, and the impact from the withdrawal and termination of previously-enacted government stimulus and other economic intervention programs. In addition, in recent months, investors have been positioning for European distressed asset investments in reaction to signs of deteriorating sovereign debt conditions in Europe—as market analysts expect European banks to shed their holdings in under-performing and non-performing assets to enhance their capital reserves. We believe that as a result of the difficulty in servicing and resolving under-performing and non-performing assets, and the desire of financial institutions, government entities and other entities to shed these assets for reasons described above, the supply of distressed assets available for sale in the marketplace will continue to rise over the coming years.

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

        In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 2 of the Company's 2011 consolidated financial statements for additional information). The Company's involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity's determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity's increased holdings in minority-owned, unconsolidated acquisition entities under this investment agreement since mid-2010 represent a shift in the Company's portfolio asset acquisition history—which primarily consisted of consolidated portfolio assets prior to such time. As such, in the context of the Company's Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity's income attributed to distressed asset investments to "Equity income from unconsolidated subsidiaries" (unconsolidated equity-method investments) from "Income from Portfolio Assets" (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading "Results of Operations" below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

        Our ability to make new investments and fund operations is dependent on (1) anticipated cash flows from unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (see Note 9 of the Company's 2011 consolidated financial statements for additional information); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America; and (5) our investment agreement in place with Värde (see Note 2 of the Company's 2011 consolidated financial statements for additional information). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

Results of Operations

        The following discussion and analysis are based on the segment reporting information presented in Note 18 to the Company's 2011 consolidated financial statements, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        FirstCity's net earnings to common stockholders totaled $24.2 million in 2011 compared to $12.5 million in 2010. On a per share basis, diluted net earnings to common stockholders were $2.33 in 2011 compared to $1.23 in 2010.

Portfolio Asset Acquisition and Resolution Business Segment

        Through our Portfolio Asset Acquisition and Resolution ("PAA&R") business segment, FirstCity and its investment partners acquired $284.9 million of U.S. Portfolio Asset investments and $2.4 million of European Portfolio Asset investments with an aggregate face value of approximately $558.1 million, compared to the Company's involvement in acquiring $225.8 million of U.S. Portfolio Assets in 2010 with an approximate face value of $420.4 million. In 2011, FirstCity's investment acquisition share in the Portfolio Asset acquisitions was $58.0 million—consisting of $14.2 million acquired through consolidated Portfolios and $43.8 million acquired through unconsolidated Portfolios. In 2010, FirstCity's investment acquisition share in Portfolio Asset acquisitions was $67.7 million—consisting of $31.6 million acquired through consolidated Portfolios and $36.1 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as "Income from Portfolio Assets" on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as "Equity income from unconsolidated subsidiaries." Furthermore, since we function as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

        In 2011, FirstCity invested an additional $32.7 million in non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $42.8 million of additional non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other investments in 2010. Refer to the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" below for additional information related to our investment activities and composition in our PAA&R segment.

        Our PAA&R business segment reported $28.0 million of earnings in 2011 compared to $4.8 million of earnings in 2010. The following is a summary of the results of operations for the Company's PAA&R business segment for 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$11,065	$8,658
Income from Portfolio Assets	40,622	45,971
Gain on sale of SBA loans held for sale, net	2,261	654
Gain on sale of investment securities	90	3,250
Interest income from SBA loans	1,433	1,212
Interest income from loans receivable—affiliates	1,562	1,768
Other income	6,844	4,874

Total revenues	63,877	66,387

Costs and expenses:
Interest and fees on notes payable to banks and other	13,994	15,687
Salaries and benefits	16,545	15,595
Provision for loan and impairment losses, net of recoveries	4,165	6,271
Asset-level expenses	5,448	7,300
Other costs and expenses	12,329	7,897

Total expenses	52,481	52,750

Equity income (loss) from unconsolidated subsidiaries	(624)	(1,693)
Gain on business combination	278	4,595
Gain on debt extinguishment	26,543	—
Gain on sale of subsidiaries	1,818	—
Income tax expense	(3,807)	(1,501)
Net income attributable to noncontrolling interests	(7,654)	(10,282)

Net earnings	$27,950	$4,756

        Servicing fee revenues.    Servicing fee revenues increased to $11.1 million in 2011 from $8.7 million in 2010. Servicing fees from U.S. Acquisition Partnerships totaled $4.9 million in 2011 compared to $2.0 million in 2010, while servicing fees from Latin American Acquisition Partnerships totaled $5.5 million in 2011 and $6.2 million in 2010. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships was due primarily to the impact of an increase in collections from unconsolidated U.S. partnerships to $155.2 million for 2011 from $61.4 million for 2010. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a lower effective profit margin related to those unconsolidated partnerships in 2011 compared to 2010. The Company also recognized $0.3 million of additional service fee income in 2011 compared to 2010 from its SBA loan servicing platform.

        Since mid-2010, a majority of the Company's U.S. Portfolio Asset investments have been acquired through equity-method investments in unconsolidated Acquisition Partnerships under the Värde investment agreement (see Note 2 of the Company's 2011 consolidated financial statements) instead of consolidated Portfolio Assets. As such, the Company expects service fee income from its unconsolidated

U.S. Acquisition Partnerships to gradually increase over time. Refer to the heading "Equity income (loss) from unconsolidated subsidiaries" below for information on our unconsolidated U.S. Acquisition Partnership activities.

        Income from Portfolio Assets.    Income from Portfolio Assets decreased to $40.6 million in 2011 compared to $46.0 million in 2010. Although collections from our consolidated Portfolio Assets increased to $128.0 million in 2011 from $125.7 million in 2010, our liquidation income and gains decreased by $6.1 million in these comparative periods (including an $8.1 million decline from U.S. Portfolio Asset liquidation income and gains). Collections from our consolidated U.S. Portfolio Assets decreased to $89.7 million in 2011 from $103.7 million in 2010, due mainly to a decline in our consolidated U.S. Portfolio Asset holdings since 2010 (see discussion below). Liquidation income and gains from our consolidated European Portfolio Assets increased to $11.0 million in 2011 from $10.5 million in 2010, due mainly to a $14.8 million increase in collections from these Portfolio Assets in 2011 compared to 2010. The Company was able to recognize significantly higher margins on its consolidated European Portfolio Asset liquidations in 2011 compared to 2010, which explains the disparate relationship between the significant increase in consolidated collections and the moderate increase in liquidation income and gains in 2011 compared to 2010 from our consolidated European Portfolio Assets. Liquidation income and gains from our consolidated Latin American Portfolio Assets increased by $1.5 million in 2011 compared to 2010 due primarily to an increase in collections from these Portfolio Assets in 2011 compared to 2010.

        FirstCity's average investment holdings in consolidated Portfolio Assets for 2011 approximated $160.5 million (U.S.—$141.8 million; Europe—$9.7 million; and Latin America—$9.0 million), compared to average Portfolio Asset investment holdings for 2010 of approximately $209.9 million (U.S.—$186.7 million; Europe—$13.0 million; and Latin America—$10.2 million). The decline in our consolidated U.S. Portfolio Asset holdings in 2011 was due to the majority of our U.S. Portfolio Asset purchases since mid-2010 being made through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings in 2011 was due primarily to the sale of Portfolio Assets held by our German Acquisition Partnerships in February 2011 (see Note 3 of the Company's 2011 consolidated financial statements).

        In light of FirstCity's increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets since mid-2010, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets. Refer to the heading "Equity income (loss) from unconsolidated subsidiaries" below for information on our unconsolidated U.S. Acquisition Partnership activities.

        Gain on sale of SBA loans held for sale, net.    The Company recorded $2.3 million of gains on the sales of SBA loans in 2011 with a $26.9 million net basis in the loans sold, compared to $0.7 million of gains recorded in 2010 with a $7.9 million net basis in the loans sold. Gains on SBA loan sales reflect the Company's participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

        The Company's recognition of SBA loan sales increased in 2011 compared to 2010 as a result of the Company's required adoption of certain accounting guidance in 2010 (related to transfers of financial assets), combined with a change in the SBA loan sales agreements in 2011 that impacted the Company's recognition of SBA loan sales in light of the aforementioned adopted accounting guidance (further explained below).

        Effective January 1, 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA's premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions lapsed (generally 90 days), the transaction was then recorded as a sale and the resulting net gain on the sale was recognized (as such, 2010 only includes nine months of recognized gains from SBA loans that were sold during the year). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, 2011 includes the Company's recognition of gains on SBA loans that were sold from October 2010 through January 2011 (as the 90-day premium recourse provisions had lapsed in 2011), and for the last eleven months of 2011 (as these transactions did not include premium recourse provisions).

        Gain on sale of investment securities.    In 2011, the Company recognized a $0.1 million gain related to the sale of an investment security (based on $2.0 million of sales proceeds), compared to a $3.3 million gain recognized in 2010 related to an investment security sale (based on $3.3 million of sales proceeds).

        Interest income from SBA loans.    Interest income from SBA loans increased to $1.4 million in 2011 compared to $1.2 million in 2010. FirstCity's average investment level in SBA loans held-for-investment approximated $17.1 million for 2011 compared to $15.2 million for 2010.

        Interest income from loans receivable—affiliates.    Interest income from loans receivable—affiliates decreased to $1.6 million for 2011 compared to $1.8 million for 2010. The interest income decline is attributed primarily to a decline in FirstCity's average investment level in loans receivable—affiliates in its PAA&R segment to $7.4 million for 2011 compared to $11.5 million for 2010.

        Interest income from loans receivable—other.    The Company did not recognize interest income from loans receivable—other in 2011 or 2010 because management accounted for these loans under the non-accrual method of accounting during the entire periods. FirstCity's average investment in loans receivable—other in its PAA&R segment was $3.5 million in 2011 compared to $4.8 million in 2010.

        Other income.    Other income for 2011 increased by $2.0 million in comparison to 2010 primarily due to $1.1 million of additional due diligence and credit administration fee income recognized in 2011 compared to 2010 as a result of increased Portfolio Asset investment activity under the Company's investment agreement with Värde in 2011. Further contributing to the increase in other income was $0.3 million of additional interest income recognized in 2011 compared to 2010 from the Company's investment securities.

        Costs and expenses.    Operating costs and expenses approximated $52.5 million in 2011 compared to $52.8 million in 2010. The following is a discussion of the major components of the Company's operating costs and expenses in its PAA&R business segment:

        Interest expense and fees on notes payable and other debt obligations decreased to $14.0 million in 2011 from $15.7 million in 2010 due primarily to a decline in FirstCity's average debt holdings in the periods compared, off-set partially by an increase in FirstCity's average cost of borrowings. FirstCity's average outstanding debt in its PAA&R segment was $240.5 million for 2011 compared to $290.1 million for 2010. The Company's average cost of borrowings increased to 5.8% in 2011 from 5.4% in 2010, due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed in June 2010 and amended in December 2011) compared to the interest rates and fees under the loan facilities we had with Bank of Scotland last year. In light of the terms on our amended and restated debt obligations with Bank of Scotland that resulted from our debt refinancing transactions that closed in December 2011 (see Note 2 of the Company's 2011 consolidated financial statements), we expect the interest expense related to these debt obligations to significantly decline in the future.

        Salaries and benefits expense in our PAA&R segment increased to $16.5 million in 2011 from $15.6 million in 2010, due primarily to additional compensation recognized in 2011 compared to 2010 under the Company's executive management compensation plans. The total number of personnel within the PAA&R segment was 207 and 205 at December 31, 2011 and 2010, respectively.

        Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $4.2 million in 2011 compared to $6.3 million in 2010. The $4.2 million of net impairment provisions in 2011 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Asset investments. The net impairment provisions were identified in connection with management's quarterly evaluation of the collectibility of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

        Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $5.4 million in 2011 from $7.3 million in 2010. The decline in asset-level expenses was attributed primarily to a decline in the Company's average holdings in consolidated Portfolio Assets in its PAA&R segment to $160.5 million for 2011 from $209.9 million for 2010 (a majority of FirstCity's Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

        Other costs and expenses in the Company's PAA&R segment increased by $4.4 million in 2011 compared to 2010, due primarily to the recognition of a $3.1 million write-down on our net investment in a majority-owned Mexican Acquisition Partnership in Q4 2011. This write-down to our consolidated subsidiary resulted from a lower-of-cost-or-market adjustment upon the subsidiary's classification as "held for sale" in Q4 2011 due to management's expectation to sell or otherwise dispose of this subsidiary (and two other consolidated Mexican subsidiaries) over the next twelve months (see Note 4 of the Company's 2011 consolidated financial statements). The fair values of the other subsidiaries exceeded their carrying amounts. Approximately $1.3 million of this write-down was attributed to the noncontrolling investor's share (included in "Net income attributable to noncontrolling interests"); as such, the net impact of this write-down to FirstCity approximated $1.8 million. Further contributing to the increase in other costs and expenses was a $0.7 million increase in non-income-based taxes incurred by our consolidated European operations in 2011 compared to 2010 (due primarily to the incurrence of transfer taxes from asset sales and other activities during 2011), and a $0.6 million increase in asset valuation costs in 2011 compared to 2010 (due primarily from a rise in Portfolio Asset investment activity in 2011).

        Equity income (loss) from unconsolidated subsidiaries.    Equity losses from unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $1.1 million in 2011 compared to 2010. Equity losses from our unconsolidated Acquisition Partnerships totaled $6.5 million in 2011 compared to $5.7 million in 2010, whereas equity income from our unconsolidated servicing entities increased to $5.8 million in 2011 compared to $4.0 million in 2010.

Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity's ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income (loss) from FirstCity's Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the Company's 2011 consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity's equity-method investments by region.

  •
  United States—Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $39.5 million in 2011 compared to $16.4 million in 2010. In addition, total combined net earnings reported by our U.S. partnerships increased to $19.4 million in 2011 compared to $5.4 million in 2010. The increase in total revenues and net earnings in 2011 compared to 2010 was attributable primarily to an increase in Portfolio Asset collections to $155.2 million in 2011 from $61.4 million in 2010, off-set partially by increases of $6.6 million in asset-level expenses and $2.9 million in service fee expense in 2011 compared to 2010. The collective activity described above translated to an increase in FirstCity's share of U.S. partnership net earnings to $3.7 million in 2011 compared to a $0.2 million loss in 2010.

    FirstCity's average investment in U.S. Acquisition Partnerships increased to $47.4 million for 2011 from $24.1 million for 2010, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity's investment agreement with Värde. In light of FirstCity's increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

  •
  Latin America—Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity's share 8%-50%) remained steady at $18.9 million in 2011 compared to $18.4 million in 2010. However, total combined net losses reported by our Latin American partnerships increased to $22.2 million in 2011 compared to $1.4 million 2010. The increase in net losses reported by these partnerships in 2011 compared to 2010 was attributable primarily to $20.1 million of additional foreign currency exchange losses recorded in 2011 compared to 2010—including $21.8 million of additional foreign currency exchange losses recorded in Q4 2011 compared to the fourth quarter of 2010 ("Q4 2010"). The significant increase in foreign currency exchange losses recorded by these partnerships in Q4 2011 compared to Q4 2010 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the U.S. dollar relative to the Mexican peso in Q4 2011 compared to Q4 2010). Further contributing to the increase in combined net losses reported by these partnerships was $1.9 million of additional net impairment provisions recorded in 2011 compared to 2010. The collective activity described above translated to an increase in FirstCity's share of Latin American partnership net losses to $2.8 million in 2011 from $0.7 million in 2010.

    In Q4 2011, the Company recognized a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships to write-down the investments to fair value, primarily due to the fair value being significantly lower than the cost basis of these investments and management's belief that the fair value of these investments will not recover (as evidenced by low transaction volumes in the distressed asset market in Mexico). This impairment charge was included in equity income (loss) from unconsolidated subsidiaries in our consolidated statements of earnings. Based on this investor-level impairment charge, combined with FirstCity's share of Latin American partnership net losses described above, FirstCity recognized a combined equity loss of $10.2 million attributed to its Latin American Acquisition Partnerships in 2011.

    FirstCity's average investment in Latin American Acquisition Partnerships was $13.5 million for 2011 compared to $16.8 million for 2010.

  •
  Europe—At December 31, 2011, the Company did not carry any equity-method investments in European Acquisition Partnerships, and had nominal investments at December 31, 2010. This decrease in FirstCity's equity-method investments in European Acquisition Partnerships was attributed primarily to (1) the Company's step-acquisition transaction and resulting consolidation of a German partnership entity in the second quarter of 2011 (see Note 3 of the Company's 2011 consolidated financial statements); (2) the Company's sale of its minority equity interest in a French partnership entity in the first quarter of 2011; and (3) the Company's step-acquisition transaction and resulting consolidation of eight German partnership entities in December 2010 (see Note 3 of the Company's 2011 consolidated financial statements). As a result, during the respective periods that we carried equity-method investments in European Acquisition Partnerships, total combined revenues reported by these partnerships decreased to $0.3 million in 2011 from $4.7 million in 2010, and these partnerships reported nominal income in 2011 compared to $15.6 million of losses in 2010. FirstCity's share of European Acquisition Partnership income was nominal in 2011, compared to the Company's share of $4.9 million in losses from these partnerships in 2010.

    In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by the eight consolidated German partnership entities described above (along with its wholly-owned equity interest in another German partnership entity) to a European securitization entity (formed by an affiliate of Värde). FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale investment security.

  •
  Servicing Entities—Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity's share 12%-50%) increased to $64.6 million in 2011 from $58.1 million in 2010, and total combined net earnings reported by these entities improved to $11.9 million in 2011 from $10.7 million in 2010. The increase in total net earnings reported by the underlying servicing entities was attributed primarily to additional investment income (including gains from investment security transactions) and service fee income (due to increased collections) reported by these entities in 2011 compared to 2010; off-set partially by a $5.2 million increase in tax expense reported by these entities in 2011 compared to 2010. The collective activity described above translated to an increase in FirstCity's share of net earnings from its foreign servicing entities to $5.8 million in earnings for 2011 from $4.0 million in earnings for 2010.

        Gain on business combinations.    In 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company's previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date—which resulted in the Company's recognition of the gain. In 2010, the Company recognized $4.6 million of business combination gains (including $3.7 million in Q4 2010) attributable to step-acquisition transactions in which the Company acquired controlling interests in three U.S. Acquisition Partnerships (March 2010) and eight European Acquisition Partnerships (December 2010). The Company owned noncontrolling equity interests in these entities prior to the transactions. Under business combination accounting guidance, the Company's previously-held noncontrolling interests in these entities were re-measured to fair value on the respective acquisition dates—which resulted in the Company's recognition of a $0.9 million gain related to the U.S. Acquisition Partnerships transaction and a $3.7 million gain related to the European Acquisition Partnerships transaction. Refer to Note 3 of the Company's 2011 consolidated financial statements for additional information on these transactions.

        Gain on debt extinguishment.    In December 2011, FirstCity refinanced its senior credit facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under this loan facility, as amended ("BoS Facility A"), was reduced by the assumption of $25.0 million of debt ("BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past two years). As a result of this debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under its former senior credit facility with Bank of Scotland. FirstCity accounted for this debt refinancing transaction with Bank of Scotland as a "debt extinguishment" under FASB's debt modifications and extinguishment guidance, and recognized a $26.5 million debt extinguishment gain in Q4 2011, as FirstCity effectively reduced the carrying amount of debt on its balance sheet. Refer to Note 2 of the Company's 2011 consolidated financial statements for additional.

        Gain on sale of subsidiaries.    In Q4 2011, the Company sold its equity interests in sixteen French Acquisition Partnerships to a foreign equity-method investee of FirstCity (i.e. unconsolidated equity investment) for $3.4 million. Prior to this transaction, the Company held a controlling interest in these Acquisition Partnerships through its combined direct and indirect majority ownership. FirstCity realized a $2.8 million gain from the sale of these Acquisition Partnerships, of which $1.0 million was deferred (portion attributable to FirstCity's ownership interests in the foreign equity-method investee) and will be ratably accreted to income based on the amortization of the underlying Portfolio Assets owned by the French Acquisition Partnerships. Refer to Note 3 of the Company's 2011 consolidated financial statements for additional on this transaction.

        Income tax expense.    Our PAA&R segment reported an income tax provision of $3.8 million in 2011 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $1.5 million in 2010. In 2011, the Company incurred $2.0 million of additional foreign current income tax expense compared to 2010 due primarily to an increase in net earnings recorded by our consolidated European operations during the respective periods. Refer to Note 12 of Company's 2011 consolidated financial statements for additional information on income taxes.

        Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity's ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $7.7 million for 2011 from $10.3 million for 2010. This decrease was attributed primarily to a decline in net earnings from these consolidated Acquisition Partnerships in 2011 compared to 2010 (i.e. a decrease in the amount of net earnings reported by these majority-owned entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors), as a majority of these consolidated Acquisition Partnerships have not purchased any additional Portfolio Asset investments over the past 12-24 months. Further contributing to the decline in net income attributable to noncontrolling interests in 2011 compared to 2010 was the attribution of loss approximating $1.3 million to a noncontrolling investor for its share of a write-down on our majority-owned Mexican Acquisition Partnership in Q4 2011 (refer to the heading "Costs and expenses" above for additional information).

Special Situations Platform Business Segment

        Our Special Situations Platform business segment ("Special Situations" or "FirstCity Denver") reported net earnings of $4.1 million in 2011 compared to $15.7 million in 2010. In 2011, FirstCity Denver invested $3.3 million in the form of debt investments and a railroad business acquisition, compared to $13.2 million of investments in the form of loan and direct equity investments in 2010. Since its inception in April 2007, FirstCity Denver has been involved in U.S. middle-market transactions with total investment values of $88.2 million, and has provided $60.4 million of investment capital and other financings in connection with these investments.

        The following is summary of the results of operations (continuing and discontinued operations) for the Company's Special Situations Platform business segment for 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,986	$2,354
Operating revenue—railroad	6,989	4,720
Operating revenue—manufacturing	—	10,466
Other income	1,215	1,503

Total revenues	10,190	19,043

Costs and expenses—railroad operations:
Interest and fees on notes payable	181	147
Salaries and benefits	1,710	1,179
Other	2,692	1,413

Total railroad expenses	4,583	2,739

Costs and expenses—manufacturing operations:
Salaries and benefits	—	2,396
Cost of sales	—	6,011
Other	—	2,381

Total manufacturing expenses	—	10,788

Costs and expenses—other:
Interest and fees on notes payable	540	479
Salaries and benefits	813	912
Provision for loan and impairment losses	—	3,023
Other costs and expenses	1,860	1,891

Total other expenses	3,213	6,305

Total expenses	7,796	19,832

Equity income from unconsolidated subsidiaries	2,855	16,302
Gain on business combination	155	—
Income tax expense	(166)	(660)
Net income attributable to noncontrolling interests	(1,170)	(3,143)

Earnings from continuing operations	4,068	11,710
Income from discontinued operations	—	3,962

Net earnings	$4,068	$15,672

        Interest income from loans receivable.    Interest income from loans receivable decreased to $2.0 million in 2011 from $2.4 million in 2010. FirstCity Denver's average investment in loans receivable was $16.3 million for 2011—including $6.0 million accounted for under the non-accrual method of accounting. For 2010, FirstCity Denver's average investment in loans receivable was $18.6 million—including $2.3 million accounted for under the non-accrual method of accounting.

        Revenue, costs and expenses from railroad operations.    Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver's majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, and operating a transload facility). Revenue from railroad operations increased to $7.0 million in 2011 from $4.7 million in 2010. Total costs and expenses attributable to the railroad operations approximated $4.6 million in 2011 compared to $2.7 million in 2010. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in 2011 compared to 2010 from its existing operations, combined with activities from its newly-acquired railroad and transload facility operations in August 2011 (refer to Note 3 of Company's 2011 consolidated financial statements). Further contributing to the increased revenue reported in 2011 compared to 2010 was a $1.1 million gain recognized by a railroad subsidiary from a property sales transaction in 2011.

        Revenue, costs and expenses from manufacturing operations.    Revenue, costs and expenses from manufacturing operations in 2010 represented the consolidated results of operations recorded by FirstCity Denver's manufacturing company (engaged principally in the design, production and sale of wireless communications transmission equipment and software solutions) through June 30, 2010. FirstCity acquired a controlling interest in this company in December 2009; however, on June 30, 2010, FirstCity Denver ceased to have a controlling interest, but retained a noncontrolling interest, in this manufacturing subsidiary. As such, on June 30, 2010, FirstCity Denver deconsolidated this subsidiary and started accounting for its retained investment in the manufacturing entity using the equity method of accounting. Consequently, subsequent to June 30, 2010, FirstCity Denver no longer reported the individual revenue and expense line-items of the manufacturing entity's operations in its consolidated statement of earnings (rather, FirstCity Denver records its share of the subsidiary's net earnings and losses as "Equity income from unconsolidated subsidiaries"). Refer to Note 3 of the Company's 2011 consolidated financial statements for additional information on this transaction. The subsidiary's sales in 2010 (through June 30, 2010) were composed of $6.7 million related to equipment and $3.8 million related to software solutions. In 2010, 32% of the subsidiary's sales were made to international customers. In 2011, FirstCity Denver's share of this subsidiary's income was reported as equity income from unconsolidated subsidiaries.

        Other income.    Other income, which relates primarily to income generated by FirstCity Denver's consolidated commercial real estate property and other ancillary activities, decreased by $0.3 million in 2011 compared to 2010.

        Costs and expenses—other.    Other costs and expenses decreased by $3.1 million in 2011 compared to 2010 primarily due to $3.0 million of impairment provision recorded in 2010 on a real estate investment property (FirstCity Denver did not record any impairment provisions in 2011). FirstCity Denver management regularly evaluates the collectibilty and recoverability of its investments. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuation of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if borrowers cannot continue to make payments on their loans, or if the values of our underlying loan collateral and real estate properties continue to decline. Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

        Equity income from unconsolidated subsidiaries.    Equity income from unconsolidated subsidiaries decreased to $2.9 million in 2011 from $16.3 million in 2010. This decrease was due primarily to (1) a $12.9 million decline in equity income recorded by FirstCity Denver in 2011 compared to 2010 for its share of net earnings from its equity-method investment in a prefabricated building manufacturing entity (this entity reported significantly higher net earnings in 2010 related to building orders and a short-term lease agreement with a single customer; the arrangements with this customer did not extend beyond 2010); (2) $0.9 million of equity income recorded by FirstCity Denver in 2010 (compared to $-0- in 2011) for its share of net earnings from its equity-method investment in a coal mine operation (this coal mine operation was consolidated by the Company in the third quarter of 2010 and subsequently dissolved in December 2010); and (3) a $0.7 million decline in equity income recorded by FirstCity Denver in 2011 compared to 2010 for its share of net earnings from its equity-method investment in a coal mine equipment subsidiary (which recognized significant gains in 2010 from equipment sales). These decreases were off-set partially by a $1.0 million increase in FirstCity Denver's share of net earnings reported by an equity-method investee engaged in designing and selling household products in 2011 compared to 2010 (due to increased sales recorded by the entity to new and existing customers).

        Gain on business combinations.    In 2011, the Company recognized a $0.2 million business combination gain attributable to a transaction in which the Company acquired certain net assets from a company that provided short-line rail services and operated a transload facility. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date—which resulted in the Company's recognition of the gain. In the second quarter of 2010, FirstCity Denver recognized a $4.8 million business combination gain when it obtained control of a coal mine subsidiary (formerly an equity-method investment). FirstCity Denver disposed of this subsidiary in December 2010, and as such, this gain was reclassified to discontinued operations (see discussions below).

        Net income attributable to noncontrolling interests.    The amount of net income attributable to noncontrolling interests related to FirstCity Denver, an 80%-owned subsidiary of FirstCity, decreased to $1.2 million for 2011 compared to $3.1 million for 2010. The decrease in 2011 was attributed to lower net earnings reported by FirstCity Denver in 2011 compared to 2010. The lower net earnings reported by FirstCity Denver in 2011 were due primarily to a significant decline in FirstCity Denver's share of net earnings reported by a prefabricated building manufacturer (equity-method investee) in 2011 compared to 2010 as discussed above, combined with the absence of earnings from its formerly-consolidated coal mine subsidiary (discontinued operation) as discussed below.

        Discontinued operations.    The results of discontinued operations consist of activities related to FirstCity Denver's consolidated coal mine operation. Effective April 2010, FirstCity Denver obtained control of the coal mine operation (which was an equity-method investment of FirstCity Denver at the time) when the controlling ownership interest held by the then-majority shareholder was redeemed (which increased FirstCity Denver's ownership in the entity to 88.8% from 39.5%). Under business combination accounting guidance, FirstCity Denver's previously-held noncontrolling interest in the coal mine operation was re-measured to fair value on the date control was obtained—which resulted in FirstCity Denver's recognition of a $4.8 million business combination gain. Refer to Notes 3 and 4 of the Company's 2011 consolidated financial statements for additional information on this transaction.

        The coal mine entity generated revenue under a short-term coal sales contract with a major utility company. In December 2010, the coal mine operation completed performance on its coal sales contract. The coal mine operations ceased as a result of the contract termination since it did not have other coal sales contracts. As a result, FirstCity Denver dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary were reclassified to discontinued operations for the nine-month period ended December 31, 2010 (the period when FirstCity Denver held a controlling interest). Earnings attributed to these discontinued operations, which totaled $4.0 million for the nine-month period ended December 31, 2010, were comprised of $42.4 million of operating revenues, $43.2 million of operating costs, and the $4.8 million business combination gain.

Corporate and Other

        Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses remained steady at $7.8 million in 2011 compared to $7.9 million in 2010.

Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment

        Revenues with respect to the Company's PAA&R business segment consist primarily of (i) income from Portfolio Assets and loans receivable; (ii) gains on the disposition and settlement of Portfolio Assets and other assets; and (iii) servicing fees from Acquisition Partnerships for the performance of servicing activities related to the Portfolio Assets owned by the unconsolidated Acquisition Partnerships. The Company also records equity income from unconsolidated Acquisition Partnerships and servicing entities accounted for under the equity method of accounting. Generally speaking, income recognized from our consolidated Portfolio Asset investments is reported as "Income from Portfolio Assets" on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as "Equity income from unconsolidated subsidiaries." Furthermore, since we function as the servicer for the vast majority of the Portfolio Assets owned by our unconsolidated U.S. and Latin American Acquisition Partnerships, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

        The following table includes information related to Portfolio Assets acquired by the Company in 2011 and 2010.

	Year Ended December 31, 2011
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$18,170	$15,437	$524,522	$558,129
Total purchase price	$4,285	$10,960	$272,078	$287,323
Total equity invested by all investors	$4,305	$11,031	$274,079	$289,415
Total equity invested by FirstCity	$4,305	$9,928	$43,806	$58,039
Total number of Portfolio Assets	65	19	768	852

	Year Ended December 31, 2010
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$36,053	$31,487	$352,838	$420,378
Total purchase price	$18,753	$17,650	$189,361	$225,764
Total equity invested by all investors	$18,753	$17,429	$190,989	$227,171
Total equity invested by FirstCity	$18,753	$12,848	$36,112	$67,713
Total number of Portfolio Assets	11	31	292	334

        Subsequent to December 31, 2011, the Company was involved in acquiring $68.8 million of Portfolio Assets with a face value of approximately $157.5 million—of which FirstCity's investment share was $6.9 million.

        The table below provides a summary of our Portfolio Assets as of December 31, 2011 and 2010, respectively. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$73,154	$117,534
Business assets	10,742	17,796
Other	3,754	4,889
Latin America:
Commercial real estate	50	4,013
Residential real estate	—	6,144
Europe—commercial real estate	4,267	18,046
UBN loan portfolio—business assets:
Non-performing loans	—	45,328
Performing loans	—	1,125
Other	5,904	3,263

Outstanding balance	97,871	218,138
Allowance for loan losses	(781)	(45,162)

Total Loan Portfolios, net	97,090	172,976

Real Estate Portfolios:
Real estate held for sale, net	26,856	36,126
Real estate held for investment, net	—	6,959

Total Real Estate Portfolios, net	26,856	43,085

Total Portfolio Assets, net	$123,946	$216,061

        The following tables provide a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets for the years ended December 31, 2011 and 2010:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America		Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance, January 1, 2011	$354	$252	$90	$260	$—	$866	$43,291	$49	$45,162
Provisions	1,702	519	24	103	64	—	—	199	2,611
Recoveries	(164)	(13)	(7)	—	—	—	(719)	(28)	(931)
Charge offs	(1,339)	(573)	(69)	—	—	(856)	(701)	(215)	(3,753)
Removal upon sale of loans	—	—	—	—	—	—	(45,002)	—	(45,002)
Transfer to "held for sale" classification	—	—	—	(317)	(62)	—	—	—	(379)
Translation adjustments	—	—	—	(46)	(2)	(10)	3,131	—	3,073

Ending balance, December 31, 2011	$553	$185	$38	$—	$—	$—	$—	$5	$781

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America		Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance, January 1, 2010	$5,914	$394	$390	$100	$—	$128	$58,624	$275	$65,825
Provisions	2,116	480	166	149	—	1,042	—	126	4,079
Recoveries	(124)	(1)	(7)	—	—	—	(788)	(31)	(951)
Charge offs	(7,552)	(621)	(459)	—	—	(273)	(7,543)	(321)	(16,769)
Translation adjustments	—	—	—	11	—	(31)	(7,002)	—	(7,022)

Ending balance, December 31, 2010	$354	$252	$90	$260	$—	$866	$43,291	$49	$45,162

        Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the Company's 2011 consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company's loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit- Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Total
United States	$9,429	$4,749	$50,133	$27,313	$1,149	$—	$92,773
France	—	—	—	—	—	—	—
Germany	—	—	3,700	567	—	—	4,267
Mexico	—	—	—	50	—	—	50

Total	$9,429	$4,749	$53,833	$27,930	$1,149	$—	$97,090

	December 31, 2010
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit- Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Cost recovery basis	Total
United States	$3,420	$1,640	$94,144	$41,959	$1,574	$—	$142,737
France	—	1,125	2,499	—	—	2,037	5,661
Germany	—	—	2,022	12,659	—	—	14,681
Mexico	—	—	—	9,897	—	—	9,897

Total	$3,420	$2,765	$98,665	$64,515	$1,574	$2,037	$172,976

Middle-Market Company Capital Investments—Special Situations Platform Business Segment

        Revenues with respect to the Company's Special Situations business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity income from unconsolidated investments accounted for under the equity method of accounting.

        Investments by FirstCity Denver since its inception in April 2007 are summarized below:

		FirstCity Denver's Investment
	Total Investment
(Dollars in thousands)		Debt	Equity	Total
Total 2011	$3,301	$1,200	$2,101	$3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Liquidity and Capital Resources

  Overview

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. At December 31, 2011, the Company had $20.4 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 19 of the Company's 2011 consolidated financial statements for additional information) and, as such, was not available for our general operations.

        Our ability to fund operations and make new investments is dependent on (1) anticipated cash flows from our unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (as discussed below); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America (as discussed below); and (5) our investment agreement with Värde (as discussed below).

Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite disruptions, uncertainty and volatility in the credit markets in recent years, we continue to have access to liquidity in both our PAA&R and Special Situations business segments through our unencumbered cash and Portfolio Assets, credit facility commitments with third-party lenders, and/or the investment agreement with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities over the next twelve months, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

  Bank of Scotland and Bank of America Loan Facilities

        In June 2010, FirstCity combined and refinanced its acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provides for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the loan facility are realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced into the Reducing Note Facility. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. Refer to the heading "Credit Facilities" below for the primary terms of this term loan facility.

        A substantial majority of FirstCity's U.S. and international Portfolio Asset investments (and related equity investments) transacted prior to July 2010, for its own account and through Acquisition Partnerships, were funded by senior-secured acquisition loan facilities that were provided by Bank of Scotland. These loan facilities provided by Bank of Scotland were combined and refinanced in June 2010 into a single term loan facility ("Reducing Note Facility"). The Reducing Note Facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's Portfolio Asset investments after June 2010. In December 2011, FirstCity refinanced the Reducing Note Facility with Bank of Scotland. As a result, FirstCity's debt obligation under the Reducing Note Facility was divided into two separate term loan facilities with Bank of Scotland, and the Company concurrently closed on a new $50.0 million term loan facility with Bank of America (net proceeds from this term loan were applied against the Reducing Note Facility at closing). The assets and related cash flows that had served as collateral under the Reducing Note Facility with Bank of Scotland, were allocated and respectively pledged as collateral among the Company's new term loan facilities with Bank of Scotland and Bank of America (i.e. FirstCity did not pledge additional assets as security interests in these new loan facilities). Given the nature of the term loan facilities, Bank of Scotland and Bank of America have no obligation to provide FirstCity with financing to fund new Portfolio Assets investments under terms of their respective credit facilities that resulted from the December 2011 debt refinancing arrangement. However, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland—which, in turn, will provide more liquidity to fund future investment opportunities. Additional information regarding our debt refinancing arrangement with Bank of Scotland and the resulting two new term loan facilities with them, along with our new loan facility with Bank of America, is included under the heading "Credit Facilities" below.

  Investment Agreement with Värde Investment Partners, L.P. ("Värde")

        FirstCity and Värde are parties to an investment agreement, effective April 1, 2010, whereby Värde may invest, at its discretion, in distressed loan portfolios and similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the investment agreement are as follows:

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

        The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FirstCity and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde (subject to removal by Värde on a pool-level basis under certain conditions). The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

        The cash flows from the assets and equity interests from the Company's Portfolio Asset investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

  Cash Flow Activity

  Cash Flows from Continuing Operations—Consolidated

        The following table summarizes the consolidated cash flow activity from our continuing operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(21,801)	$(35,642)
Net cash provided by investing activities	114,401	55,344
Net cash used in financing activities	(103,914)	(59,623)
Effect of exchange rate changes on cash and cash equivalents	(481)	122

Net decrease in cash and cash equivalents of continuing operations	$(11,795)	$(39,799)

        Our operating activities from continuing operations used cash of $21.8 million in 2011 and $35.6 million in 2010. Net cash used by operations in 2011 was comprised primarily of $33.0 million of net earnings; a $7.3 million net increase from activity related to SBA loans held for sale; $36.2 million of net non-cash reductions for Portfolio Asset income accretion and gains; $32.6 million of non-cash deductions for gains attributed primarily to debt extinguishment, SBA loan sales and subsidiary sales;

and $9.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used by operations in 2010 was comprised primarily of $22.0 million of net earnings (excluding income from discontinued operations); a $9.7 million net decrease from activity related to SBA loans held for sale; $42.5 million of net non-cash reductions for Portfolio Asset income accretion and gains; $8.5 million of non-cash deductions for gains attributed primarily to business combinations and investment security sales; and $13.5 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

        Our investing activities from continuing operations provided cash of $114.4 million in 2011 and $55.3 million in 2010. Net cash provided by investing activities in 2011 was attributable primarily to $118.1 million of Portfolio Asset principal collections (net of purchases) and $43.5 million of distributions from our unconsolidated subsidiaries, off-set partially by $44.7 million of contributions to our unconsolidated subsidiaries. Net cash provided by investing activities in 2010 was attributable primarily to $85.8 million of Portfolio Asset principal collections (net of purchases) and $17.1 million of distributions from our unconsolidated subsidiaries, off-set partially by $45.6 million of contributions to our unconsolidated subsidiaries. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

        Our financing activities from continuing operations used cash of $103.9 million in 2011 and $59.6 million in 2010. In 2011, net cash used by financing activities was attributable primarily to $80.0 million of net principal payments on notes payable (net of borrowings) and loan fee payments, and $19.9 million of cash distributions to noncontrolling interests. In 2010, net cash used by financing activities was attributable primarily to $26.8 million of cash distributions to noncontrolling interests and $43.1 million of net principal payments on notes payable (net of borrowings) and loan fee payments, off-set partially by $5.3 million of contributions from noncontrolling interests primarily to acquire Portfolio Assets through consolidated subsidiaries. The remaining changes in all periods were due to net changes in other accounts related to our financing activities.

        Cash paid for interest expense approximated $10.9 million and $11.7 million in 2011 and 2010, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity's average outstanding debt decreased to $252.5 million for 2011 from $301.0 million for 2010, while the average cost of borrowings increased to 5.8% in 2011 compared to 5.4% in 2010. The decrease in the Company's debt level since 2010 is a result of principal repayments on our Reducing Note Facility with Bank of Scotland since June 2010 (closing date), combined with the results from our refinancing of this term loan facility with Bank of Scotland in December 2011. The increase in the Company's average cost of borrowings in 2011 compared to 2010 was due primarily to the higher interest and fees charged on our Reducing Note Facility with Bank of Scotland (closed June 2010) through the December 2011 debt refinancing transaction. See discussion under the heading "Credit Facilities" below for more information on the Company's loan facilities with Bank of Scotland.

  Cash Flows from Consolidated Railroad Operations

        The following is an analysis of the cash flows related to FirstCity's majority-owned railroad operation for 2011 and 2010. The cash flow effects described below are included in the Company's analysis of its consolidated cash flows from continuing operations for 2011 and 2010, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

        The operating activities of the railroad subsidiary provided cash of $2.4 million for the year ended December 31, 2011—attributable primarily to $2.5 million of net earnings, a $0.6 million decrease in operating assets, a $0.3 million increase in operating liabilities, and $0.2 million of non-cash add-backs related to depreciation and amortization; off-set partially by a $1.1 million add-back for the gain on sale of property and equipment. The railroad subsidiary's investing activities used cash of $2.8 million in 2011, comprised primarily of $2.1 million due to purchase of a business, and $2.1 million of property and equipment purchases; off-set partially by a $1.4 million proceeds from the sale of property and equipment. The railroad subsidiary's financing activities provided cash of $0.8 million for 2011, attributable to $2.0 million of net borrowings on bank notes payable; offset partially by $0.4 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation), and providing $0.8 million of capital to FirstCity (parent company) through principal repayments on a capital note (eliminated in consolidation).

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

  Cash Flows from Discontinued Coal Mine Operations

        Cash flows from discontinued operations in 2010 consist of the Company's consolidated coal mine operations. In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, cash flows from our consolidated coal mine subsidiary are reported as discontinued operations for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010). Our discontinued operations provided cash of $6.0 million for the nine-month period ended December 31, 2010—attributable primarily to net cash inflows generated from its coal contracts, off-set partially by $4.6 million of principal repayments on a note payable and $0.4 million of payments to noncontrolling equity owners. Refer to Note 3 and 4 of the Company's 2011 consolidated financial statements for additional information on this discontinued operation.

  Credit Facilities

  Bank of Scotland Credit Facilities

  Reducing Note Facility—Bank of Scotland

        On June 25, 2010, FirstCity Commercial Corporation ("FC Commercial") and FH Partners LLC ("FH Partners"), as borrowers, and FLBG Corporation ("FLBG Corp."), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, and Bank of Scotland and BoS(USA), Inc. (collectively, "Bank of Scotland"), as lenders, entered into a Reducing Note Facility Agreement ("Reducing Note Facility"). The Reducing Note Facility amended and restated the following loan facilities that had been previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, "Prior Credit Agreements"). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provided for a scheduled amortization through the maturity date (June 2013). FirstCity provided a limited guaranty on the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million.

        The Reducing Note Facility was guaranteed by FLBG Corp. and all of its subsidiaries ("Covered Entities"), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility was secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest ("Non-Covered Entities"), did not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing provided a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing did not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

        In October 2010, a letter of credit under the Reducing Note Facility was funded in the amount of $11.9 million, and the proceeds were used to pay-off a bank note payable that was owed by an affiliated Mexican entity of the Company. The entire amount of the funded letter of credit was added to the unpaid principal obligation under the terms and conditions of the Reducing Note Facility.

  2011 Debt Refinancing—Bank of Scotland

        On December 20, 2011, FC Commercial, as borrower, and FLBG Corp., as guarantor, and Bank of Scotland, acting through its New York Branch as agent, collateral agent and lender, entered into an Amended and Restated Reducing Note Facility Agreement (the "Amended & Restated BoS Agreement") that amended and restated the Reducing Note Facility Agreement that these parties had executed previously on June 25, 2010, along with FH Partners, as borrower, and BOS (USA) Inc. ("BOS-USA"), as lender, at that time.

        The Reducing Note Facility had an unpaid principal balance of approximately $173.2 million prior to closing. FC Commercial's obligation under the Amended & Restated BoS Agreement (defined as "BoS Facility A" and described below), was reduced by the assumption of $25.0 million of debt (defined as "BoS Facility B" and described below) by FLBG2 Holdings LLC ("FLBG2"), a newly-formed subsidiary of FirstCity, combined with a $49.6 million reduction from net proceeds obtained under a new credit facility between FH Partners, as borrower, and Bank of America, N.A. ("Bank of America"), as lender (defined as "BoA Loan" and described below), and $3.8 million of reductions at closing primarily from cash payments made by other FirstCity subsidiaries. Subsequent to closing, FC Commercial's remaining debt obligation under BoS Facility A was $94.8 million.

        FirstCity accounted for this debt refinancing transaction with Bank of Scotland as a "debt extinguishment" under FASB's debt modifications and extinguishment guidance, because the present value of the cash flows under the amended and new debt instruments (BoS Facility A and BoS Facility B, respectively) was at least 10% different from the present value of the remaining cash flows under the original debt instrument (Reducing Note Facility). Pursuant to debt extinguishment accounting, the amended and new debt instruments should initially be recorded at fair value, and that amount plus fees paid to (or on behalf of) the lender should be compared to the net carrying amount of the de-recognized original debt to determine the debt extinguishment gain or loss to be recognized. As a result, FirstCity recognized a $26.5 million debt extinguishment gain from this debt refinancing transaction, which was computed as the difference between (1) the $118.6 million net carrying amount of the original debt (inclusive of the $53.4 million of cash payments at closing and $1.2 million of unamortized loan fees); and (2) the $91.6 million estimated fair value of the amended and new debt instruments plus $0.5 million of third-party fees paid on behalf of Bank of Scotland at closing.

        Since the Company's credit facilities with Bank of Scotland are non-public debt instruments, quoted prices in an active market for identical liabilities and quoted prices for identical or similar liabilities when traded by other parties as assets were not readily available. As such, to determine the estimated fair value of the amended and new debt instruments as of December 20, 2011 (refinancing date), FirstCity employed a present value technique based on the estimated future cash outflows that market participants would expect to incur in fulfilling the obligations. Based on this valuation methodology, FirstCity determined that the estimated fair value of the $94.8 million loan principal related to BoS Facility A was $91.6 million (based on a 3.0% market discount rate), and the fair value of the $25.0 million loan principal related to BoS Facility B was $-0- (based on zero future cash outflows). Since BoS Facility A was initially recorded at its estimated fair value of $91.6 million, the $3.2 million fair value differential from this loan's unpaid principal balance of $94.8 million will be amortized into interest expense over its remaining life. The significant terms and conditions of BoS Facility A and BoS Facility B described below.

  BoS Facility A—Bank of Scotland

        At December 31, 2011, the unpaid principal balance on BoS Facility A was $89.7 million and the unamortized fair value discount was $3.1 million. The unpaid principal balance included $13.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. The primary terms and conditions of FC Commercial's loan facility with Bank of Scotland under BoS Facility A are as follows:

  •
  Release of assets of FH Partners (the "FH Partners Assets") which secured the Reducing Note Facility to allow FH Partners to pledge the FH Partners Assets as collateral for the BoA Loan (Bank of Scotland was granted a subordinated security interest in these assets);

  •
  Repayment will be made over time (no scheduled amortization) as cash flows are realized from the pledged assets (primarily loans, real estate and equity investments) other than the FH Partners Assets;

  •
  Additional repayment will be made from residual cash flows from the FH Partners Assets from excess cash flow released to FH Partners under the loan facility for the BoA Loan ("FH Partners Excess Cash Flow") and after the payment of the BoA Loan;

  •
  Fixed annual interest rate equal to 0.25%;

  •
  Maturity date of December 19, 2014;

  •
  Unlimited guaranty provided by FirstCity for the repayment of the indebtedness under BoS Facility A;

  •
  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $8.0 million;

  •
  FirstCity will receive a management fee after payment to Bank of Scotland of interest and fees, certain expenses and other items, which is equal to 10% of the monthly collections from the underlying pledged assets other than the FH Partners Assets, and 5% of the of the monthly collections from the FH Partners Assets as FH Partners Excess Cash Flow is paid to Bank of Scotland (i.e. cash "leak-through"), which fees are not required to be applied to the debt owed to Bank of Scotland; the 5% management fee related to the FH Partners Assets is in addition to a 5% servicing fee paid under the loan facility for the BoA Loan and is deferred on a cumulative basis until the FH Partners Excess Cash Flow is paid to Bank of Scotland;

  •
  After payment of the BoA Loan, FirstCity will receive a management fee equal to 10% of any monthly collections from the FH Partners Assets, after payment to Bank of Scotland of interest and fees, certain expenses and other items;

  •
  FirstCity may designate a portion of the aggregated outstanding balance under this loan facility to be denominated in Euros up to a maximum amount equivalent to $27.5 million (USD);

  •
  FirstCity must maintain a minimum tangible net worth (as defined in the Amended & Restated BoS Agreement) of $90.0 million;

  •
  Release of FC Commercial, FH Partners, FLBG Corp, FirstCity, and certain FirstCity subsidiaries obligated under the Reducing Note Facility from liability for payment to Bank of Scotland or BoS-USA for the $25.0 million loan principal amount assumed by FLBG2 (under BoS Facility B with BoS-USA); and

  •
  Guaranty provided by FLBG Corp. and a substantial majority of its subsidiaries, which are the entities that were primarily subject to the obligations of the Reducing Note Facility (the "Covered Entities").

        This loan facility is secured by substantially all of the assets of the Covered Entities. FH Partners provides a subordinated guaranty of the BoS Facility A (subordinated to the BoA Loan) and a subordinated security interest in the FH Partners Assets. FC Servicing does not guarantee the BoS Facility A, but provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from agreements entered into prior to the execution of the Reducing Note Facility.

        BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2011, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

  BoS Facility B—Bank of Scotland

        At December 31, 2011, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (as described under the heading 2011 Debt Refinancing—Bank of Scotland above). The primary terms and conditions of FLBG2's $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

  •
  Source of repayment will be derived solely from future cash flows, if any, from the assets of FLBG2 (loans with nominal value—see discussion below);

  •
  No interest accrues under this loan facility (subject to default interest provisions);

  •
  Maturity date of December 19, 2014 (see discussion below); and

  •
  FirstCity will receive a management fee equal to 10% of the monthly collections on the assets of FLBG2 (i.e. cash "leak-through"), if any, after payment to BoS-USA of any fees.

        The assets of FLBG2 consist of loans transferred to it by the Covered Entities for nominal consideration. FirstCity has not received any significant cash flows from the assets of FLBG2 and has not allocated any value to such assets for the past two years. FLBG2 has no assets other than the loans pledged to this loan facility, and has no intent to actively pursue collection of these assets. FLBG2 has no alternative sources of income or liquidity. FirstCity and its other subsidiaries are not obligated to provide any additional funds or capital to FLBG2, do not guaranty the repayment of BoS Facility B, and do not intend to contribute any funds to FLBG2 or pay any amounts owed by FLBG2 under BoS Facility B (before or after its maturity).

        At maturity of the BoS Facility B, there will likely be a default by FLBG2 as no collections are projected by FirstCity to be received from the assets of FLBG2. The sole recourse of Bank of Scotland on any such default will be to foreclose on the assets of FLBG2. Any default will not have a material adverse effect on FirstCity, as there is no carrying value for this loan facility on FirstCity's consolidated balance sheet.

        BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2011, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

  Bank of America

        On December 20, 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility ("BoA Loan") that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility which was amended and restated by the Amended & Restated BoS Agreement (as described above). At December 31, 2011, the unpaid principal balance under this loan facility was $49.2 million. The primary terms and conditions under the BoA Loan are as follows:

  •
  Minimum principal payments through maturity so that the total principal balance outstanding does not exceed the following amounts on the dates indicated: $45.0 million at June 30, 2012; $30.0 million at December 31, 2012; $25.0 million at June 30, 2013; $20.0 million at December 31, 2013; $15.0 million at June 30, 2014; and $10.0 million at December 31, 2014 (initial maturity);

  •
  Initial maturity date of December 31, 2014, which may be extended one year (subject to certain terms and conditions);

  •
  Variable annual interest rate based on LIBOR daily floating rate plus 2.75%;

  •
  FirstCity will receive a servicing fee equal to 5% of the monthly collections (i.e. cash "leak-through") from the pledged assets after payment to Bank of America of interest, fees and required principal payment reductions;

  •
  Minimum debt service coverage ratio (defined) of 1.4 to 1.0 (beginning with the quarterly period ended March 31, 2012); and

  •
  FC Servicing must maintain a minimum net worth of $1.0 million.

        The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At December 31, 2011, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

  Wells Fargo Capital Finance

        At December 31, 2011, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance ("WFCF") for the purpose of financing and acquiring SBA loans. The unpaid principal balance on this loan facility at December 31, 2011 was $21.4 million. This credit facility matured in January 2012 (see discussion below regarding the renewal of this credit facility), and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

  •
  Provides for a borrowing base for originating loans on the amount by which the sum of ABL-originated SBA guaranteed loans (up to 100%) and non-guaranteed loans (70-80%), exceeds the aggregate amount, if any, of loan reserves established by ABL and/or WFCF on the borrowing base loans;

  •
  Outstanding borrowings bear interest at alternate annual rates equal to (i) LIBOR plus 4.25% for LIBOR rate loans; or (ii) higher of Wells Fargo prime rate plus 4.25% or 7.50% for base rate loans or otherwise;

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

        At December 31, 2011, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

        On January 31, 2012, ABL and WFCF entered into an Amended and Restated Loan Agreement ("WFCF Credit Facility") that amended and restated the existing $25.0 million loan facility agreement, as amended. The WFCF Credit Facility is a $25 million revolving loan facility that provides funding for ABL to finance and acquire SBA 7(a) loans, and is secured by substantially all of ABL's assets. The primary terms and conditions of the WFCF Credit Facility are as follows:

  •
  Provides for maximum outstanding borrowings of up to $25.0 million (Maximum Credit Line);

  •
  Provides for a borrowing base for originating loans based on the amount by which the sum of (i) ABL-originated SBA guaranteed loans (up to 100%) and non-guaranteed loans (60%-80%) plus (ii) certain previously-purchased performing loans (up to 80%), exceeds the aggregate amount, if any, of loan reserves established by ABL and/or WFCF on the borrowing base loans;

  •
  Outstanding borrowings bear interest at alternate annual rates equal to (i) LIBOR rate plus 3.50% for LIBOR rate loans; (ii) base rate (higher of LIBOR rate or Wells Fargo prime rate) plus 0.75% for base rate loans; or (iii) base rate plus 0.75% otherwise;

  •
  Provides for a prepayment fee in the event of ABL's termination of the Credit Agreement equal to 3.0% of the Maximum Credit Line if prepayment is made on or before January 31, 2013, or 2.0% of the Maximum Credit Line if prepayment is made between January 31, 2013 and January 30, 2015; and

  •
  Provides for an initial maturity date of January 31, 2015 (which may be extended upon agreement by WFCF and ABL).

        In connection with the WFCF Credit Facility, FirstCity reaffirmed its limited guaranty in favor of WFCF with respect to ABL's obligations. As such, FirstCity continues to provide WFCF with an unconditional limited guaranty for all of ABL's obligations under the WFCF Credit Facility up to a maximum amount of $5.0 million plus enforcement costs.

        The WFCF Credit Facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels.

        In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At December 31, 2011, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

Discussion of Critical Accounting Policies

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

  Loan Portfolio Assets—Revenue and Impairment Recognition

        A substantial majority of the Company's Portfolio Assets include acquired loans and loan portfolios with evidence of credit deterioration since origination ("Purchased Credit-Impaired Loans") at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

        Interest method of accounting.    Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, are used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of earnings through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models.

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

  Loans Receivable—Valuation and Impairment Recognition

  SBA Loans Held for Sale

        The portions of U.S. Small Business Administration ("SBA") loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on prices that secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment (discussed below). Effective January 1, 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA's premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions had elapsed, the transaction was recorded as a sale and the resulting net gain on sale was recognized—which was based on the difference between the proceeds received and the allocated carrying value of the loan sold. However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements were accounted for initially as a sale, with the corresponding gain recognized at the time of sale. The gains recognized on these loan sales were based on the difference between the sales proceeds received and the allocated carrying value of the loans sold (which included deferred premiums and net origination fees and costs).

  Loans Held for Investment

        Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities, and the non-guaranteed portions of SBA loans, are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans, except for loans on non-accrual status. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

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

  Deferred Tax Assets—Valuation

        The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2011 and 2010, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2011, the Company continues to retain net operating loss carryforwards for U.S. federal income tax purposes of approximately $24.6 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

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

  Estimates of Cash Flows from Portfolio Assets

        The Company uses estimates to determine future cash flows from Portfolio Assets. These estimates of future cash flows from Portfolio Assets are utilized in four primary ways:

  (i)
  to calculate the allocation of cost of certain under-performing and non-performing Portfolios Assets;

  (ii)
  to determine the effective yield of performing Portfolios Assets;

  (iii)
  to determine the reasonableness of settlement offers received in the liquidation of the Portfolio Assets; and

  (iv)
  to determine whether or not there is impairment in our Portfolio Assets.

        The Company uses proprietary programs and collection models to manage the Portfolio Assets that it owns and services. Each asset within a pool is analyzed by an account manager who is responsible for analyzing the asset's underlying characteristics. The account manager projects future cash receipts and expenses related to each asset, the sum of which provides the total estimated future net cash receipts related to a particular asset or loan pool. These estimates are routinely monitored by the Company to determine reasonableness of the cash flow estimates.

  Consolidation Policy

        The Company's consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board's (the "FASB") accounting guidance on variable interest entities.

  Consolidated Subsidiaries

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

        Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. In making the determination as to whether an entity is considered to be a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

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

  Unconsolidated Subsidiaries

        The Company does not consolidate investments in entities that are not VIEs where the Company does not have an effective controlling interest, or investments in entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments, which represent equity investments in non-publicly-traded entities, are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain entities where we have less than 20% ownership). FirstCity has the ability to exercise significant influence over the operating and financial policies of its less-than-20%-owned entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities of the entities.

        Under the equity method of accounting, the Company's investments in these unconsolidated entities are carried at the cost of acquisition, plus the Company's share of equity in undistributed earnings or losses since acquisition. We eliminate transactions with our equity-method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the income or losses of these equity-method subsidiaries is included in our consolidated net income.

        The Company follows the accounting guidance for the equity method of accounting to determine if there has been an other-than-temporary decline in value of its investments in unconsolidated entities. The Company reviews its investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of its investment. A loss in value of an investment which is other-than-temporary is recognized as a component of equity income (loss) of unconsolidated subsidiaries in the consolidated statements of earnings. This determination is based on the extent and/or length of time to which fair value was less than carrying value, our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment, and other relevant factors and circumstances. When evaluating for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our unconsolidated investments and/or look to comparable activities in the marketplace (if available). Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include, among others, net asset values, internal rates of return and discount rates.

  Fair Value Measurements

        We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value for applicable fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value certain other assets and liabilities on a non-recurring basis, Portfolio Assets, loans receivable, real estate investments, servicing assets, investments in unconsolidated subsidiaries, and various other assets held for sale (including liabilities related to the assets held for sale). These non-recurring fair value adjustments typically involve lower-of-cost-or-market accounting or write-downs of individual assets.

        The accounting guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). We group our assets and liabilities measured at fair value in three levels of the fair value hierarchy, based on the fair value measurement technique, as described below:

  •
  Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets and liabilities in active exchange markets that the Company has the ability to access at the measurement date.

  •
  Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Valuation is derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is most-significant to the fair value measurement in its entirety. In the determination of the classification of assets and liabilities in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market conditions, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances, judgments are made regarding the significance of the Level 3 inputs to the fair value measurements of the respective assets and liabilities in their entirety. If the valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data, the asset or liability is classified as Level 3.

        We attempt to base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available, and minimize the use of unobservable inputs when developing fair value measurements. However, active market pricing information and other observable market data are not available for a significant portion of the Company's financial instruments (primarily distressed assets and non-public debt instruments). In instances where there is limited or no observable market data, fair value measurements are based principally upon our own valuation models and estimates, or combination of our own valuation models and estimates plus independent vendor or broker pricing, and the measurements are often calculated, as applicable, based on current pricing adjusted for the economic and competitive environment, the characteristics of the asset or liability, and other such factors. As with any valuation technique used to estimate fair value, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Accordingly, these fair value estimates may not be realized in an actual sale or immediate settlement of the asset or liability. The Company believes the imprecision of an estimate could significantly impact the fair value measurement.

Effects of Newly Adopted Accounting Standards

  Finance Receivables and Allowance for Credit Losses Disclosure

        In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity's method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor's portfolio of financing receivables and its allowance for losses. We adopted the period-end disclosure requirements of this guidance related to an entity's credit quality of financing receivables and the related allowance for loan losses in the consolidated financial statements for the year ended December 31, 2010. We adopted the activity-related provisions of this guidance for the quarterly period ended March 31, 2011. Since the activity-related provisions of this guidance were disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations.

  Loan Modifications and Loan Pool Accounting

        In April 2011, the FASB issued accounting guidance that clarifies when creditors should classify loan modifications as troubled debt restructurings ("TDRs"). The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The guidance on measuring the impairment of a receivable restructured in a TDR is effective on a prospective basis. This guidance supersedes the FASB's previous deferral of additional disclosures about TDRs. For a loan restructuring to constitute a TDR, a creditor must conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. We adopted this guidance on July 1, 2011, as required. Under this clarified guidance, we do not report loans modified in a TDR that had been fully paid-down, charged-off or foreclosed upon by period-end. The adoption of this guidance did not have a material impact on our financial statements.

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

Effect of Newly Issued Accounting Standards

        In June 2011, the FASB issued guidance on the presentation of other comprehensive income. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. In December 2011, the FASB issued updated guidance that defers indefinitely certain requirements from its June 2011 guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Both of these guidance issues are effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. We believe that the adoption of these guidance issues will not have a significant impact on our financial condition and results of operations.

        In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the "highest and best use" concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. This amended guidance is effective prospectively from January 1, 2012. We believe that the adoption of this amended guidance will not have a significant impact on our financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$34,802	$46,597
Restricted cash	1,229	1,207
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $781 and $45,162, respectively	97,090	172,976
Real estate held for sale	26,856	36,126
Real estate held for investment, net	—	6,959

Total Portfolio Assets	123,946	216,061
Loans receivable:
Loans receivable—affiliates	6,719	16,781
Loans receivable—SBA held for sale	7,614	11,608
Loans receivable—SBA held for investment, net of allowance for loan losses of $333 and $365, respectively	19,151	15,415
Loans receivable—other, net of allowance for loan losses of $1,083	12,212	13,011

Total loans receivable, net	45,696	56,815
Investment securities available for sale	3,798	3,711
Investments in unconsolidated subsidiaries	109,393	107,209
Service fees receivable ($834 and $805 from affiliates, respectively)	913	897
Servicing assets—SBA loans	1,090	836
Assets held for sale	9,886	—
Other assets	25,593	27,071

Total Assets(1)	$356,346	$460,404

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$189,936	$293,034
Notes payable to affiliates	—	11,805
Liabilities associated with assets held for sale	5,317	—
Other liabilities	23,690	30,825

Total Liabilities(2)	218,943	335,664
Commitments and contingencies (Note 21)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,890,590 and 11,779,464, respectively; shares outstanding: 10,390,590 and 10,279,464, respectively)	119	118
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	106,330	105,038
Retained earnings (accumulated deficit)	18,391	(5,826)
Accumulated other comprehensive loss	(1,941)	(65)

FirstCity Stockholders' Equity	111,976	88,342
Noncontrolling interests	25,427	36,398

Total Equity	137,403	124,740

Total Liabilities and Equity	$356,346	$460,404

(1)
Our consolidated assets at December 31, 2011 and December 31, 2010 include the following assets of certain variable interest entities ("VIEs") that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $20.4 million and $29.8 million; Portfolio Assets, $98.4 million and $203.0 million; Loans receivable, $45.7 million and $56.8 million; Equity investments, $51.7 million and $67.3 million; various other assets, $35.9 million and $27.9 million; and Total assets, $252.2 million and $384.8 million, respectively.

(2)
Our consolidated liabilities at December 31, 2011 and December 31, 2010 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $70.2 million and $39.3 million; Other liabilities, $19.0 million and $23.4 million; and Total liabilities, $89.2 million and $62.7 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenues:
Finance and Servicing:
Servicing fees ($10,151 and $7,990 from affiliates, respectively)	$11,065	$8,658
Income from Portfolio Assets	40,622	45,971
Gain on sale of SBA loans held for sale, net	2,261	654
Gain on sale of investment securities	90	3,250
Interest income from SBA loans	1,433	1,212
Interest income from loans receivable—affiliates	2,942	3,315
Interest income from loans receivable—other	606	807
Other income	8,309	6,511

	67,328	70,378

Manufacturing and Railroad:
Operating revenues—manufacturing	—	10,466
Operating revenues—railroad	6,989	4,720

	6,989	15,186

Total revenues	74,317	85,564

Costs and expenses:
Finance and Servicing:
Interest and fees on notes payable to banks and other	13,032	14,594
Interest and fees on notes payable to affiliates	1,502	1,572
Salaries and benefits	22,794	21,284
Provision for loan and impairment losses	4,165	9,294
Asset-level expenses	6,094	7,852
Other costs and expenses	16,429	12,427

	64,016	67,023

Manufacturing and Railroad:
Cost of revenues and operating costs—manufacturing	—	10,788
Cost of revenues and operating costs—railroad	4,583	2,739

	4,583	13,527

Total costs and expenses	68,599	80,550

Earnings before other revenue and income taxes	5,718	5,014
Equity income from unconsolidated subsidiaries	2,231	14,609
Gain on business combinations	433	4,595
Gain on debt extinguishment	26,543	—
Gain on sale of subsidiaries	1,818	—

Earnings from continuing operations before income taxes	36,743	24,218
Income tax expense	3,702	2,252

Earnings from continuing operations, net of tax	33,041	21,966
Income from discontinued operations	—	3,962

Net earnings	33,041	25,928
Less: Net income attributable to noncontrolling interests	8,824	13,425

Net earnings attributable to FirstCity	$24,217	$12,503

Basic earnings per share of common stock:
Earnings from continuing operations	$2.34	$0.85
Discontinued operations	—	$0.39

Net earnings	$2.34	$1.24

Diluted earnings per share of common stock:
Earnings from continuing operations	$2.33	$0.84
Discontinued operations	—	$0.39

Net earnings	$2.33	$1.23

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Net earnings	$33,041	$25,928
Other comprehensive income (loss):
Net unrealized loss on securities available for sale, net of tax	(868)	(612)
Reclassification adjustment for unrealized gain on security available for sale included in net earnings, net of tax	(97)	(1,352)
Foreign currency translation adjustments	(1,237)	(3,073)

Total other comprehensive loss	(2,202)	(5,037)

Total comprehensive income	30,839	20,891
Less comprehensive (income) loss attributable to noncontrolling interests:
Net income	(8,824)	(13,425)
Net unrealized loss on securities available for sale, net of tax	202	135
Foreign currency translation adjustments	124	1,377

Comprehensive income attributable to FirstCity	$22,341	$8,978

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	FirstCity Stockholders
	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2009	$115	$(10,923)	$103,326	$(18,329)	$3,460	$47,622	$125,271
Net earnings	—	—	—	12,503	—	13,425	25,928
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(1,829)	(135)	(1,964)
Foreign currency translation adjustments	—	—	—	—	(1,696)	(1,377)	(3,073)
Issuance of common stock	2	—	888	—	—	—	890
Issuance of common stock under stock-based compensation plans	1	—	75	—	—	—	76
Stock-based compensation expense	—	—	665	—	—	—	665
Purchases of subsidiary shares in noncontrolling interests	—	—	(206)	—	—	(1,644)	(1,850)
Other activity	—	—	290	—	—	(312)	(22)
Investments in majority-owned entities	—	—	—	—	—	6,019	6,019
Distributions to noncontrolling interests	—	—	—	—	—	(27,200)	(27,200)

Balances, December 31, 2010	118	(10,923)	105,038	(5,826)	(65)	36,398	124,740
Net earnings	—	—	—	24,217	—	8,824	33,041
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(763)	(202)	(965)
Foreign currency translation adjustments	—	—	—	—	(1,113)	(124)	(1,237)
Issuance of common stock under stock-based compensation plans	1	—	69	—	—	—	70
Stock-based compensation expense	—	—	739	—	—	—	739
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	228	228
Distributions to noncontrolling interests	—	—	—	—	—	(19,904)	(19,904)

Balances, December 31, 2011	$119	$(10,923)	$106,330	$18,391	$(1,941)	$25,427	$137,403

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$33,041	$25,928
Less income from discontinued operations	—	(3,962)
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(21,801)	(18,329)
Proceeds from sales of SBA loans held for sale, net	29,146	8,615
Proceeds applied to income from Portfolio Assets	4,470	3,493
Income from Portfolio Assets	(40,622)	(45,971)
Capitalized interest and costs on Portfolio Assets and loans receivable	(698)	(630)
Provision for loan and impairment losses	7,258	9,294
Foreign currency transaction losses (gains), net	533	991
Equity income from unconsolidated subsidiaries	(2,231)	(14,609)
Gain on sale of SBA loans held for sale, net	(2,261)	(654)
Gain on sale of subsidiaries and equity investments	(2,172)	—
Gain on debt extinguishment	(26,543)	—
Gain on sale of railroad property	(1,087)	—
Gain on business combinations	(433)	(4,595)
Gain on sale of investment securities	(90)	(3,250)
Depreciation and amortization, net	2,533	4,205
Stock-based compensation expense	739	665
Increase in other assets	(2,778)	(3,253)
Deferred income tax expense (benefit)	380	151
Decrease in other liabilities	815	6,269

Net cash used in operating activities	(21,801)	(35,642)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,734)	(3,219)
Proceeds from sale of railroad property	1,372	—
Proceeds from sale of equity investments	253	125
Cash paid for business combinations, net of cash acquired	(2,599)	(1,999)
Proceeds from sale and deconsolidation of subsidiaries, net of cash disposed	2,561	(875)
Net principal payments on loans receivable	2,206	3,458
Purchases of SBA loans held for investment	(696)	—
Net principal advances on SBA loans held for investment	(3,685)	(325)
Purchase of investment securities available for sale	(3,843)	(3,627)
Net principal payments on investment securities available for sale	1,789	1,164
Proceeds from sale of investment securities	1,980	3,250
Purchases of Portfolio Assets	(14,894)	(35,939)
Proceeds applied to principal on Portfolio Assets	132,947	121,782
Contributions to unconsolidated subsidiaries	(44,723)	(45,574)
Distributions from unconsolidated subsidiaries	43,467	17,123

Net cash provided by investing activities	114,401	55,344

Cash flows from financing activities:
Borrowings under notes payable to affiliates	696	—
Borrowings under notes payable to banks and other	96,796	73,273
Principal payments of notes payable to affiliates	(3,237)	(209)
Principal payments of notes payable to banks and other	(172,641)	(112,603)
Payments of debt issuance costs and loan fees	(1,620)	(3,535)
Proceeds from secured borrowings, net	(4,302)	4,302
Contributions from noncontrolling interests	228	5,264
Distributions to noncontrolling interests	(19,904)	(26,756)
Cash paid for subsidiary shares in noncontrolling interests	—	(325)
Proceeds from issuance of common stock	70	966

Net cash used in financing activities	(103,914)	(59,623)

Effect of exchange rate changes on cash and cash equivalents	(481)	122

Net cash used in continuing operations	(11,795)	(39,799)

Cash flows from discontinued operations (see Note 4):
Net cash provided by operating activities	—	11,087
Net cash used in financing activities	—	(5,059)

Net cash provided by discontinued operations	—	6,028

Net decrease in cash and cash equivalents	(11,795)	(33,771)
Cash and cash equivalents, beginning of period	46,597	80,368

Cash and cash equivalents, end of period	$34,802	$46,597

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Cash paid for interest	$10,869	$11,652
Cash paid for income taxes, net of refunds	3,473	205

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies

  (a) Description of Business

        FirstCity Financial Corporation, a Delaware corporation, is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. When we refer to "FirstCity," "the Company," "we," "our" or "us" in this Form 10-K, we mean FirstCity Financial Corporation and subsidiaries (consolidated).

        The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in distressed debt transactions and leveraged buyouts. Refer to Note 18 for additional information on the Company's major business segments.

  (b) Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board's (the "FASB") accounting guidance on variable interest entities (see below). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements and disclosures for the prior year were reclassified to conform to the current year presentation. These reclassifications were not significant and have no impact on FirstCity's net earnings, total assets or stockholders' equity.

  Consolidated Subsidiaries

        If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). We consolidate all VIEs where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board's (the "FASB") accounting guidance on the consolidation of VIEs. The primary

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 19 for more information regarding the Company's involvement with VIEs.

        In December 2010, the Company disposed of its consolidated coal mine operation. Accordingly, the results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010). In addition, its revenue, expenses and cash flows have been excluded from the respective captions in our consolidated statements of earnings and cash flows, and have been reported as discontinued operations. See Notes 3 and 4 for additional information.

  Unconsolidated Subsidiaries

        The Company does not consolidate investments in entities that are not VIEs where the Company does not have an effective controlling interest, or investments in entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments, which represent equity investments in non-publicly-traded entities, are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain entities where we have less than 20% ownership). FirstCity has the ability to exercise significant influence over the operating and financial policies of its less-than-20%-owned entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities of the entities.

        Under the equity method of accounting, the Company's investments in these unconsolidated entities are carried at the cost of acquisition, plus the Company's share of equity in undistributed earnings or losses since acquisition. We eliminate transactions with our equity-method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the income or losses of these equity-method subsidiaries is included in our consolidated net income.

        The following is a summary of the Company's combined ownership interests in unconsolidated equity-method subsidiaries at December 31, 2011 and 2010:

Ownership Interests
	2011	2010
Acquisition Partnerships:
Domestic	10% - 50%	15% - 50%
Latin America	8% - 50%	8% - 50%
Europe	22% - 50%	22% - 50%
Operating and Servicing Entities:
Domestic	39% - 49%	39% - 49%
Latin America	50%	50%
Europe	16% - 37%	16% - 37%

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

        The Company's equity income and losses from its unconsolidated foreign equity investments, except for certain of its unconsolidated European equity-method investments, are recorded on a one-month delay due to the timing of FirstCity's receipt of those financial statements.

        The Company has loans receivable from certain Acquisition Partnerships and other unconsolidated subsidiaries—see Note 6. In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of earnings to the extent of and as an adjustment to the adjusted basis of the related loan receivable.

        The Company follows the accounting guidance for the equity method of accounting to determine if there has been an other-than-temporary decline in value of its investments in unconsolidated entities. The Company reviews its investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of its investment. A loss in value of an investment which is other-than-temporary is recognized as a component of equity income (loss) of unconsolidated subsidiaries in the consolidated statements of earnings. This determination is based on the extent and/or length of time to which fair value was less than carrying value, our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment, and other relevant factors and circumstances. When evaluating for impairment on investments that are not actively traded on a public market, we generally use a discounted cash flow approach to estimate the fair value of our unconsolidated investments and/or look to comparable activities in the marketplace (if available). Management judgment is required in developing the assumptions for the discounted cash flow approach. These assumptions include, among others, net asset values, internal rates of return and discount rates.

  (c) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to (1) the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; (2) valuation of deferred tax assets and assumptions used in the calculation of income taxes; (3) valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization entities) and related allowances for loan losses, real estate, and investments in unconsolidated subsidiaries; (4) guarantee obligations and indemnifications; and (5) legal contingencies. In addition, management has made significant estimates with respect to the valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations (see Note 3), and fair value measurements of new debt instruments resulting from its debt refinancing arrangement in December 2011 that was accounted for as a debt extinguishment (see Note 2). These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. The continuance of challenging economic conditions and disruptions in

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

the financial, capital, real estate and foreign currency markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

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

        Interest method of accounting.    Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the loan or loan pool. The excess of the contractual cash flows over expected cash flows cannot be recognized as an adjustment of income or expense or on the balance sheet. The IRR that is calculated when the loan is purchased remains constant as the basis for subsequent impairment testing (performed at least quarterly) and income recognition. Significant increases in actual, or expected future cash flows, are used first to reverse any existing valuation allowance for that loan or loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the remaining life of the loan or loan pool. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the loan or loan pool (to maintain the then-current IRR), and are reflected in the consolidated statements of earnings through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. FirstCity establishes valuation allowances for loans and loan pools acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are no longer expected to be collected. Income from loans and loan pools accounted for under the interest method is accrued based on the IRR of each loan or loan pool applied to their respective adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the loan or loan pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is calculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $27.9 million at December 31, 2011 and $64.5 million at December 31, 2010.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers' inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $53.8 million and $98.7 million at December 31, 2011 and December 31, 2010, respectively.

        Troubled debt restructurings (TDRs):    Modified Purchased Credit-Impaired Loans are not removed from a loan pool even if those loans would otherwise be deemed TDRs. Modified Purchased Credit-Impaired Loans that are accounted for on an individual basis are considered TDRs if there has been a concession granted to the borrower and the Company does not expect to recover its recorded investment in the loan. Purchased Credit-Impaired Loans that are classified as TDRs are measured for impairment. Refer to Note 1(g) below for accounting guidance on loan modifications that result in classification as TDRs.

  UBN Loan Portfolio

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional ownership interest in UBN, SA ("UBN") in a transaction that was accounted for as a step acquisition under FASB's business combination accounting guidance. As a result of the transaction, UBN became a consolidated subsidiary of the Company. As such, FirstCity added UBN's loan portfolio to its consolidated balance sheet in September 2008. On the acquisition date, the amount of loans and allowance for loan losses related to UBN's loan portfolio approximated $69.1 million (including $67.3 million of non-performing loans) and $66.6 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

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

        In November 2011, UBN sold this loan portfolio to a foreign equity-method investee of FirstCity (i.e. unconsolidated subsidiary) for $3.8 million. As a result, this consolidated loan portfolio, including the related allowance for loan losses, was removed from FirstCity's consolidated balance sheet. FirstCity realized a $1.3 million gain from UBN's sale of this loan portfolio, of which $0.5 million was deferred (portion attributable to FirstCity's 36.8% ownership interests in the foreign equity-method investee) and will be ratably accreted to income based on the amortization of the loan portfolio held by the foreign investee.

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

        Real estate held for investment generally includes acquired properties and is carried at cost less depreciation and amortization, as applicable. The Company classifies a property as held for investment if the property is still under development and/or management does not expect the property to be sold within one year of the balance sheet date. The Company periodically reviews its property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair value. Fair value is determined by discounted cash flows or market comparisons. Real estate properties held for investment are transferred to the held-for-sale classification when the held-for-sale criteria are met as described above. In 2011, the Company transferred its real estate property held for investment, with a carrying value of $6.9 million, to the held-for-sale category.

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

        When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At December 31, 2011 and December 31, 2010, accumulated depreciation and amortization was not significant.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

  (g) Loans Receivable

  Loans Held for Sale

        The portions of U.S. Small Business Administration ("SBA") loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on prices that secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The non-guaranteed portion of SBA loans is classified as held for investment (discussed below). As described in Note 1(r), effective January 1, 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA's premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. After the premium recourse provisions had elapsed, the transaction was recorded as a sale and the resulting net gain on sale was recognized—which was based on the difference between the proceeds received and the allocated carrying value of the loan sold. However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements were accounted for initially as a sale, with the corresponding gain recognized at the time of sale. The gains recognized on these loan sales were based on the difference between the sales proceeds received and the allocated carrying value of the loans sold (which included deferred premiums and net origination fees and costs).

  Loans Held for Investment

        Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities, and the non-guaranteed portions of SBA loans, are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans, except for loans on non-accrual status. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

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

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

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

        Troubled debt restructurings (TDRs):    In situations where, for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Modification of loan terms that may be considered a concession to the borrower may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we may forgive loan principal, the entire amount of such principal forgiveness is immediately charged-off. Loans classified as TDRs are considered impaired loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

  (h) Investment Securities Available-for-Sale

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

        Other-than-temporary impairment is considered to have occurred when the fair value of the security has declined below its amortized cost basis and if (1) we have the intent to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security.

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

  (j) Accounting for Transfers and Servicing of Financial Assets

        The Company accounts for transfers of financial assets as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when (1) the transferred assets are legally isolated from the Company or its consolidated affiliates; (2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company; and (3) the Company does not maintain the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company's balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company's balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.

        The Company generally services Portfolio Assets acquired through its investments in Acquisition Partnerships. The Company does not recognize capitalized servicing rights related to its Portfolio Assets owned by the Acquisition Partnerships because (1) servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing; (2) consideration is not exchanged between the Company and the Acquisition Partnerships for the servicing rights of the acquired Portfolio Assets; (3) the Company has ownership interests in the Acquisition Partnerships that own the Portfolio Assets it services; and (4) the Company does not have the risks and rewards of ownership of servicing rights. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is based on a percentage of gross cash collections generated from the Portfolio Assets. The rate of servicing fee charged is generally a function of the average face value of the assets within each pool being serviced (the larger the average face value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required for each asset. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest. In all cases, service fees are recognized when they are earned in accordance with the servicing agreements.

        The Company has servicing contracts with certain of its Acquisition Partnerships that entitle the Company to receive additional compensation for servicing after a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Acquisition Partnerships receive cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The Acquisition Partnerships accrue a liability for these contingent fees provided that payment of the fees are probable and reasonably estimable.

        In connection with the Company's SBA lending activities, the Company recognizes servicing assets through the sale of originated or purchased loans when servicing rights are retained. The Company initially recognizes and measures at fair value servicing rights obtained from SBA loan sales and purchased servicing rights. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. See Note 8 for more information on servicing rights related to SBA loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

  (k) Revenue Recognition—Special Situations Platform Subsidiaries

        The Company's consolidated railroad subsidiaries (under its Special Situations Platform) interchange rail cars with connecting carriers, provide rail freight services for on-line customers, and operate a transload facility. Freight revenue is recognized at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

        The Company's consolidated coal mine subsidiary, which engaged primarily in the purchase and sale of coal and coal-related products, generated revenue under a short-term coal sales contract with a major utility company (the contract was completed in December 2010). Revenue was recognized when coal was delivered to the customer at an agreed-upon destination as specified in the related contract (at which point title and risk of loss passes to the customer). The Company consolidated the coal mine subsidiary effective April 1, 2010 after it had obtained control of the entity at such time. In December 2010, the Company disposed of its coal mine subsidiary. Refer to Notes 3 and 4 for additional information.

        The Company's manufacturing subsidiary, which engaged principally in the design, production and sale of wireless transmission equipment and software solutions, recognized revenue derived from the sale of equipment upon shipment of the product. Revenue associated with software solutions was recognized ratably over the period of the underlying agreements. Effective June 30, 2010, the Company's involvement in this subsidiary was reduced from a controlling to a non-controlling interest, and it started accounting for its investment in this manufacturing subsidiary as an equity-method investment (instead of a controlled, consolidated subsidiary)—refer to Note 3 for additional information.

  (l) Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). We translate the results for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We report the resulting gains or losses from translating foreign currency financial statements as a separate component of stockholders' equity in accumulated other comprehensive income or loss. An analysis of the changes in the cumulative adjustments for 2011 and 2010 follows (dollars in thousands):

Balance, December 31, 2009	$956
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(1,696)

Balance, December 31, 2010	(740)
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(1,113)

Balance, December 31, 2011	$(1,853)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the Company's operations in the period in which the transaction is settled. Aggregate foreign currency transaction losses included in the consolidated statements of earnings as other expense for 2011 and 2010 were $0.5 million and $1.0 million, respectively.

        In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency realized and unrealized transaction gains and losses, which we record in the consolidated statement of earnings as foreign currency transaction gains, net. However, we report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to certain of our Latin American subsidiaries that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to our Latin American subsidiaries are of a long-term investment nature.

        The net foreign currency translation gain included in accumulated other comprehensive income (loss) relating to the Company's Euro-denominated debt (see Notes 2 and 12) was $0.3 million for 2011 and $1.4 million for 2010.

  (m) Income Taxes

        The Company files a U.S. consolidated federal income tax return with its 80%-or-greater-owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

        The Company is subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. We account for income taxes in both the U.S. and non-U.S. jurisdictions under the asset and liability method. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

        The Company accounts for income tax uncertainty using the "more-likely-than-not" criteria incorporated in the FASB's authoritative guidance on accounting for uncertainty in income taxes. Accordingly, we account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

  (n) Earnings per Common Share

        The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company's participating securities consist of unvested restricted stock awards that contain a non-forfeitable right to receive dividends and, therefore, are considered to participate in undistributed earnings with common stockholders.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Earnings from continuing operations	$33,041	$21,966
Income from discontinued operations	—	3,962

Net earnings	33,041	25,928
Less: Net income attributable to noncontrolling interests	8,824	13,425

Net earnings attributable to FirstCity	$24,217	$12,503
Less: Net earnings allocable to participating securities	180	—

Net earnings allocable to common shares	$24,037	$12,503

Weighted-average common shares—basic	10,283	10,092
Dilutive effect of restricted stock shares	8	13
Dilutive effect of stock options	13	92

Weighted-average common shares, as adjusted—diluted	10,304	10,197

Earnings from continuing operations per share:
Basic	$2.34	$0.85

Diluted	$2.33	$0.84

Income (loss) from discontinued operations per share:
Basic	$—	$0.39

Diluted	$—	$0.39

Net earnings per share:
Basic	$2.34	$1.24

Diluted	$2.33	$1.23

        For the years ended December 31, 2011 and 2010, potentially dilutive securities representing approximately 769,000 and 680,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

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

  (r) Recently Adopted Accounting Standards

  Finance Receivables and Allowance for Credit Losses Disclosure

        In July 2010, the FASB issued accounting guidance related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the amendment is disclosure of information that enables financial statement users to understand the nature of inherent credit risks, the entity's method of analysis and assessment of credit risk in estimating the allowance for credit losses, and the reasons for changes in both the receivables and allowances when examining a creditor's portfolio of financing receivables and its allowance for losses. We adopted the period-end disclosure requirements of this guidance related to an entity's credit quality of financing receivables and the related allowance for loan losses in the consolidated financial statements for the year ended December 31, 2010. We adopted the activity-related provisions of this guidance for the quarterly period ended March 31, 2011. Since the activity-related provisions of this guidance were disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Notes 1(g), 5 and 6 for additional information.

  Loan Modifications and Loan Pool Accounting

        In April 2011, the FASB issued accounting guidance that clarifies when creditors should classify loan modifications as troubled debt restructurings ("TDRs"). The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The guidance on measuring the impairment of a receivable restructured in a TDR is effective on a prospective basis. This guidance supersedes the FASB's previous deferral of additional disclosures about TDRs. For a loan restructuring to constitute a TDR, a creditor

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

must conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. We adopted this guidance on July 1, 2011, as required. Under this clarified guidance, we do not report loans modified in a TDR that had been fully paid-down, charged-off or foreclosed upon by period-end. The adoption of this guidance did not have a material impact on our financial statements.

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

  Fair Value Measurements Disclosure

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). We adopted this guidance for the quarterly period ended March 31, 2011. Since this guidance was disclosure-only in nature, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Note 17 for additional information.

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

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

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

  Transfers of Financial Assets

        Effective January 1, 2010, the Company adopted the FASB's guidance on accounting for transfers of financial assets (issued in June 2009). This guidance amends previous guidance which, among other changes, eliminates the concept of a QSPE, changes the requirements for de-recognizing financial assets, defines the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The new accounting guidance delays the Company's recognition of the sale of guaranteed portions of SBA loans until expiration of the premium recourse provisions, and requires such transactions to be accounted for initially as a secured borrowing. As such, the Company did not recognize any gains related to SBA loan sales for the first three months of 2010. Once the premium recourse provisions have elapsed, the transaction will be recorded as a sale with the guaranteed portion of the SBA loan and the secured borrowing removed from the balance sheet and the resulting gain on sale recorded. Refer to Notes 1(g) and 6 for additional information.

        It should be noted that effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements are accounted for initially as a sale, with the corresponding gain or loss recognized at the time of sale.

  (s) Recently Issued Accounting Standards

        In June 2011, the FASB issued guidance on the presentation of other comprehensive income. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. In December 2011, the FASB issued updated guidance that defers indefinitely certain requirements from its June 2011 guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Both of these guidance issues are effective for interim or annual financial reporting periods beginning after December 15, 2011 and for interim periods within the fiscal year, with full retrospective application. Early adoption is permitted. We believe that the adoption of these guidance issues will not have a significant impact on our financial condition and results of operations.

        In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the "highest and best use" concept to be used only in the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies (Continued)

measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. This amended guidance is effective prospectively from January 1, 2012. We believe that the adoption of this amended guidance will not have a significant impact on our financial condition and results of operations.

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, and borrowings from credit facilities with external lenders. At December 31, 2011, the Company had $20.4 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated VIEs (see Note 19).

        Our ability to fund operations and make new investments is dependent on (1) anticipated cash flows from our unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (as discussed below); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America (as discussed below); and (5) our investment agreement with Värde Investment Partners, L.P. (as discussed below). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business. Despite disruptions, uncertainty and volatility in the credit markets in recent years, we continue to have access to liquidity in both our Portfolio Asset Acquisition and Resolution business segment and Special Situations Platform business segment through our unencumbered cash and Portfolio Assets, credit facility commitments with third-party lenders, and/or an investment agreement in place. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to supports its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources

        The following is a summary of FirstCity's investment agreement and primary external lending facilities that it uses to finance and provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  Investment Agreement with Värde Investment Partners, L.P. ("Värde")

        FirstCity, through its wholly-owned subsidiaries FC Diversified Holdings LLC ("FC Diversified") and FirstCity Servicing Corporation ("FC Servicing"), and Värde are parties to an investment agreement, effective April 1, 2010, whereby Värde may invest, at its discretion, in distressed loan portfolios and similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the agreement are as follows:

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

        The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FirstCity and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde (subject to removal by Värde on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

        The cash flows from the assets and equity interests from the Company's Portfolio Asset investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings Corporation (a wholly-owned subsidiary of FirstCity) and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

  Bank of Scotland Credit Facilities

  Reducing Note Facility—Bank of Scotland

        On June 25, 2010, FirstCity Commercial Corporation ("FC Commercial") and FH Partners LLC ("FH Partners"), as borrowers, and FLBG Corporation ("FLBG Corp."), as guarantor, all of which are wholly-owned subsidiaries of FirstCity, and Bank of Scotland and BoS(USA), Inc. (collectively, "Bank of Scotland"), as lenders, entered into a Reducing Note Facility Agreement ("Reducing Note Facility"). The Reducing Note Facility amended and restated the following loan facilities that had been previously provided by Bank of Scotland to FirstCity and FH Partners: (a) Revolving Credit Agreement dated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

November 12, 2004, as amended, to FirstCity ($225.0 million loan facility); (b) Revolving Credit Agreement dated August 26, 2005, as amended, to FH Partners ($100.0 million loan facility); and (c) Subordinated Delayed Draw Credit Agreement dated September 5, 2007, as amended, to FirstCity ($25.0 million loan facility) (collectively, "Prior Credit Agreements"). The Prior Credit Agreements were guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The outstanding indebtedness and letter of credit obligations under the Prior Credit Agreements in the amount of $268.6 million were refinanced into the Reducing Note Facility, which provided for a scheduled amortization through the maturity date (June 2013). FirstCity provided a limited guaranty on the repayment of the indebtedness under the Reducing Note Facility to a maximum amount of $75.0 million.

        The Reducing Note Facility was guaranteed by FLBG Corp. and all of its subsidiaries ("Covered Entities"), which represent the entities that were subject to the obligations of the Prior Credit Facilities other than FirstCity and FC Servicing. The Reducing Note Facility was secured by substantially all of the assets of the Covered Entities. FC Investment Holdings Corporation (a newly-formed wholly-owned subsidiary of FirstCity) and its current and future subsidiaries, or other entities in which such subsidiaries own any equity interest ("Non-Covered Entities"), did not provide security interests in their assets to secure the Reducing Note Facility. FC Servicing provided a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from previously-existing agreements which secured the Prior Credit Facilities. FC Servicing did not provide a security interest in servicing agreements entered into with the Non-Covered Entities or in any of its other assets and does not guarantee the Reducing Note Facility.

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

  2011 Debt Refinancing—Bank of Scotland

        On December 20, 2011, FC Commercial, as borrower, and FLBG Corp., as guarantor, and Bank of Scotland, acting through its New York Branch as agent, collateral agent and lender, entered into an Amended and Restated Reducing Note Facility Agreement (the "Amended & Restated BoS Agreement") that amended and restated the Reducing Note Facility Agreement that these parties had executed previously on June 25, 2010, along with FH Partners, as borrower, and BOS (USA) Inc. ("BOS-USA"), as lender, at that time.

        The Reducing Note Facility had an unpaid principal balance of approximately $173.2 million prior to closing. FC Commercial's obligation under the Amended & Restated BoS Agreement (defined as "BoS Facility A" and described below), was reduced by the assumption of $25.0 million of debt (defined as "BoS Facility B" and described below) by FLBG2 Holdings LLC ("FLBG2"), a newly-formed subsidiary of FirstCity, combined with a $49.6 million reduction from net proceeds obtained under a new credit facility between FH Partners, as borrower, and Bank of America, N.A. ("Bank of America"), as lender (defined as "BoA Loan" and described below), and $3.8 million of reductions at

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

closing primarily from cash payments made by other FirstCity subsidiaries. Subsequent to closing, FC Commercial's remaining debt obligation under BoS Facility A was $94.8 million.

        FirstCity accounted for this debt refinancing transaction with Bank of Scotland as a "debt extinguishment" under FASB's debt modifications and extinguishment guidance, because the present value of the cash flows under the amended and new debt instruments (BoS Facility A and BoS Facility B, respectively) was at least 10% different from the present value of the remaining cash flows under the original debt instrument (Reducing Note Facility). Pursuant to debt extinguishment accounting, the amended and new debt instruments should initially be recorded at fair value, and that amount plus fees paid to (or on behalf of) the lender should be compared to the net carrying amount of the de-recognized original debt to determine the debt extinguishment gain or loss to be recognized. As a result, FirstCity recognized a $26.5 million debt extinguishment gain from this debt refinancing transaction, which was computed as the difference between (1) the $118.6 million net carrying amount of the original debt (inclusive of the $53.4 million of cash payments at closing and $1.2 million of unamortized loan fees); and (2) the $91.6 million estimated fair value of the amended and new debt instruments plus $0.5 million of third-party fees paid on behalf of Bank of Scotland at closing.

        Since the Company's credit facilities with Bank of Scotland are non-public debt instruments, quoted prices in an active market for identical liabilities and quoted prices for identical or similar liabilities when traded by other parties as assets were not readily available. As such, to determine the estimated fair value of the amended and new debt instruments as of December 20, 2011 (refinancing date), FirstCity employed a present value technique based on the estimated future cash outflows that market participants would expect to incur in fulfilling the obligations. Based on this valuation methodology, FirstCity determined that the estimated fair value of the $94.8 million loan principal related to BoS Facility A was $91.6 million (based on a 3.0% market discount rate), and the fair value of the $25.0 million loan principal related to BoS Facility B was $-0- (based on zero future cash outflows). Since BoS Facility A was initially recorded at its estimated fair value of $91.6 million, the $3.2 million fair value differential from this loan's unpaid principal balance of $94.8 million will be amortized into interest expense over its remaining life. The significant terms and conditions of BoS Facility A and BoS Facility B described below.

  BoS Facility A—Bank of Scotland

        At December 31, 2011, the unpaid principal balance on BoS Facility A was $89.7 million and the unamortized fair value discount was $3.1 million. The unpaid principal balance included $13.2 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 12). The primary terms and conditions of FC Commercial's loan facility with Bank of Scotland under BoS Facility A are as follows:

  •
  Release of assets of FH Partners (the "FH Partners Assets") which secured the Reducing Note Facility to allow FH Partners to pledge the FH Partners Assets as collateral for the BoA Loan (Bank of Scotland was granted a subordinated security interest in these assets);

  •
  Repayment will be made over time (no scheduled amortization) as cash flows are realized from the pledged assets (primarily loans, real estate and equity investments) other than the FH Partners Assets;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

  •
  Additional repayment will be made from residual cash flows from the FH Partners Assets from excess cash flow released to FH Partners under the loan facility for the BoA Loan ("FH Partners Excess Cash Flow") and after the payment of the BoA Loan;

  •
  Fixed annual interest rate equal to 0.25%;

  •
  Maturity date of December 19, 2014;

  •
  Unlimited guaranty provided by FirstCity for the repayment of the indebtedness under BoS Facility A;

  •
  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $8.0 million;

  •
  FirstCity will receive a management fee after payment to Bank of Scotland of interest and fees, certain expenses and other items, which is equal to 10% of the monthly collections from the underlying pledged assets other than the FH Partners Assets, and 5% of the of the monthly collections from the FH Partners Assets as FH Partners Excess Cash Flow is paid to Bank of Scotland (i.e. cash "leak-through"), which fees are not required to be applied to the debt owed to Bank of Scotland; the 5% management fee related to the FH Partners Assets is in addition to a 5% servicing fee paid under the loan facility for the BoA Loan and is deferred on a cumulative basis until the FH Partners Excess Cash Flow is paid to Bank of Scotland;

  •
  After payment of the BoA Loan, FirstCity will receive a management fee equal to 10% of any monthly collections from the FH Partners Assets, after payment to Bank of Scotland of interest and fees, certain expenses and other items;

  •
  FirstCity may designate a portion of the aggregated outstanding balance under this loan facility to be denominated in Euros up to a maximum amount equivalent to $27.5 million (USD);

  •
  FirstCity must maintain a minimum tangible net worth (as defined in the Amended & Restated BoS Agreement) of $90.0 million;

  •
  Release of FC Commercial, FH Partners, FLBG Corp, FirstCity, and certain FirstCity subsidiaries obligated under the Reducing Note Facility from liability for payment to Bank of Scotland or BoS-USA for the $25.0 million loan principal amount assumed by FLBG2 (under BoS Facility B with BoS-USA); and

  •
  Guaranty provided by FLBG Corp. and a substantial majority of its subsidiaries, which are the entities that were primarily subject to the obligations of the Reducing Note Facility (the "Covered Entities").

        This loan facility is secured by substantially all of the assets of the Covered Entities. FH Partners provides a subordinated guaranty of the BoS Facility A (subordinated to the BoA Loan) and a subordinated security interest in the FH Partners Assets. FC Servicing does not guarantee the BoS Facility A, but provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from agreements entered into prior to the execution of the Reducing Note Facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

        BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2011, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

  BoS Facility B—Bank of Scotland

        At December 31, 2011, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (as described under the heading 2011 Debt Refinancing—Bank of Scotland above). The primary terms and conditions of FLBG2's $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

  •
  Source of repayment will be derived solely from future cash flows from the assets of FLBG2, if any (loans with nominal value—see discussion below);

  •
  No interest accrues under this loan facility (subject to default interest provisions);

  •
  Maturity date of December 19, 2014 (see discussion below); and

  •
  FirstCity will receive a management fee equal to 10% of the monthly collections on the assets of FLBG2 (i.e. cash "leak-through"), if any, after payment to BoS-USA of any fees.

        The assets of FLBG2 consist of loans transferred to it by the Covered Entities for nominal consideration. FirstCity has not received any significant cash flows from the assets of FLBG2 and has not allocated any value to such assets for the past two years. FLBG2 has no assets other than the loans pledged to this loan facility, and has no intent to actively pursue collection of these assets. FLBG2 has no alternative sources of income or liquidity. FirstCity and its other subsidiaries are not obligated to provide any additional funds or capital to FLBG2, do not guaranty the repayment of BoS Facility B, and do not intend to contribute any funds to FLBG2 or pay any amounts owed by FLBG2 under BoS Facility B (before or after its maturity).

        At maturity of the BoS Facility B, there will likely be a default by FLBG2 as no collections are projected by FirstCity to be received from the assets of FLBG2. The sole recourse of Bank of Scotland on any such default will be to foreclose on the assets of FLBG2. Any default will not have a material adverse effect on FirstCity, as there is no carrying value for this loan facility on FirstCity's consolidated balance sheet.

        BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

accelerate the indebtedness under this loan facility. At December 31, 2011, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

  Bank of America

        On December 20, 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility ("BoA Loan") that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility which was amended and restated by the Amended & Restated BoS Agreement (as described above). At December 31, 2011, the unpaid principal balance under this loan facility was $49.2 million. The primary terms and conditions under the BoA Loan are as follows:

  •
  Minimum principal payments through maturity so that the total principal balance outstanding does not exceed the following amounts on the dates indicated: $45.0 million at June 30, 2012; $30.0 million at December 31, 2012; $25.0 million at June 30, 2013; $20.0 million at December 31, 2013; $15.0 million at June 30, 2014; and $10.0 million at December 31, 2014 (initial maturity);

  •
  Initial maturity date of December 31, 2014, which may be extended one year (subject to certain terms and conditions);

  •
  Variable annual interest rate based on LIBOR daily floating rate plus 2.75%;

  •
  FirstCity will receive a servicing fee equal to 5% of the monthly collections (i.e. cash "leak-through") from the pledged assets after payment to Bank of America of interest, fees and required principal payment reductions;

  •
  Minimum debt service coverage ratio (defined) of 1.4 to 1.0 (beginning with the quarterly period ended March 31, 2012); and

  •
  FC Servicing must maintain a minimum net worth of $1.0 million.

        The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At December 31, 2011, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

  Wells Fargo Capital Finance

        At December 31, 2011, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance ("WFCF") for the purpose of financing and acquiring SBA loans. The unpaid principal balance on this loan facility at December 31, 2011 was $21.4 million. This credit facility matured in January 2012 (see discussion below

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

regarding the renewal of this credit facility), and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

  •
  Provides for a borrowing base for originating loans on the amount by which the sum of ABL-originated SBA guaranteed loans (up to 100%) and non-guaranteed loans (70-80%), exceeds the aggregate amount, if any, of loan reserves established by ABL and/or WFCF on the borrowing base loans;

  •
  Outstanding borrowings bear interest at alternate annual rates equal to (i) LIBOR plus 4.25% for LIBOR rate loans; or (ii) higher of Wells Fargo prime rate plus 4.25% or 7.50% for base rate loans or otherwise; and

  •
  Provides in the event of the termination of the facility by ABL for a prepayment fee of 3.0% of the maximum credit line if paid prior to January 31, 2011, and 2.0% of the maximum credit line if paid during the period beginning February 1, 2011 and ending January 30, 2012.

        This $25.0 million credit facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels. At December 31, 2011, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

        On January 31, 2012, ABL and WFCF entered into an Amended and Restated Loan Agreement ("WFCF Credit Facility") that amended and restated the existing $25.0 million loan facility agreement, as amended. The WFCF Credit Facility is a $25 million revolving loan facility that provides funding for ABL to finance and acquire SBA 7(a) loans, and is secured by substantially all of ABL's assets. The primary terms and conditions of the WFCF Credit Facility are as follows:

  •
  Provides for maximum outstanding borrowings of up to $25.0 million (Maximum Credit Line);

  •
  Provides for a borrowing base for originating loans based on the amount by which the sum of (i) ABL-originated SBA guaranteed loans (up to 100%) and non-guaranteed loans (60%-80%) plus (ii) certain previously-purchased performing loans (up to 80%), exceeds the aggregate amount, if any, of loan reserves established by ABL and/or WFCF on the borrowing base loans;

  •
  Outstanding borrowings bear interest at alternate annual rates equal to (i) LIBOR rate plus 3.50% for LIBOR rate loans; (ii) base rate (higher of LIBOR rate or Wells Fargo prime rate) plus 0.75% for base rate loans; or (iii) base rate plus 0.75% otherwise;

  •
  Provides for a prepayment fee in the event of ABL's termination of the Credit Agreement equal to 3.0% of the Maximum Credit Line if prepayment is made on or before January 31, 2013, or 2.0% of the Maximum Credit Line if prepayment is made between January 31, 2013 and January 30, 2015; and

  •
  Provides for an initial maturity date of January 31, 2015 (which may be extended upon agreement by WFCF and ABL).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

2. Liquidity and Capital Resources (Continued)

        In connection with the WFCF Credit Facility, FirstCity reaffirmed its limited guaranty in favor of WFCF with respect to ABL's obligations. As such, FirstCity continues to provide WFCF with an unconditional limited guaranty for all of ABL's obligations under the WFCF Credit Facility up to a maximum amount of $5.0 million plus enforcement costs.

        The WFCF Credit Facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels.

        In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At December 31, 2011, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest Acquisitions

  Portfolio Asset Acquisition & Resolution Business Segment

  French Acquisition Partnerships—Sale of Subsidiaries

        In November 2011, the Company, through its majority-owned foreign subsidiary (UBN), sold its equity interests in sixteen French Acquisition Partnerships to a foreign equity-method investee of FirstCity (i.e. unconsolidated equity investment) for $3.4 million. Prior to this transaction, the Company held a controlling interest in these Acquisition Partnerships through its combined direct and indirect majority ownership. This transaction was accounted for as an asset sale, and accordingly, the assets ($0.8 million of cash and $0.5 million of Portfolio Assets) and non-controlling interests ($0.6 million) attributable to these French Acquisition Partnerships were removed from FirstCity's consolidated balance sheet. FirstCity realized a $2.8 million gain from UBN's sale of these Acquisition Partnerships, of which $1.0 million was deferred (portion attributable to FirstCity's 36.8% ownership interests in the foreign equity-method investee) and will be ratably accreted to income based on the amortization of the underlying Portfolio Assets owned by the French Acquisition Partnerships.

  European Acquisition Partnership—Business Combination

        In June 2011, the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee for $0.6 million. The Company owned a noncontrolling equity interest in this entity prior to the transaction. As a result of this transaction, the Company's ownership interest in the Acquisition Partnership increased to 100% and the Company obtained control of such entity, resulting in the Acquisition Partnership becoming a consolidated subsidiary of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of the Acquisition Partnership were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the Acquisition Partnership's

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest Acquisitions (Continued)

identifiable assets and liabilities that were added to the Company's consolidated balance sheet on the acquisition date included $2.7 million of Portfolio Assets and $1.7 million of notes payable and accrued liabilities (including $0.9 million of intercompany notes payable that were eliminated in consolidation with the Company's consolidated financial statements).

        Under business combination accounting guidance, the Company's carrying value of its previously-held equity-method investment in the Acquisition Partnership was re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interest exceeded the aggregate carrying value by approximately $0.3 million, which the Company recognized as "Gain on business combination" in its consolidated statement of earnings for 2011.

  German Acquisition Partnerships—Business Combinations and Noncontrolling Interest Acquisition

        In December 2010, the Company, through a wholly-owned subsidiary, acquired the remaining ownership and beneficial interests (ranging from 55% to 70%) in nine German Acquisition Partnerships for $5.9 million. The stakeholders that sold their interests in these German entities to FirstCity included two European entities that are equity-method investees of FirstCity. The purchase price consideration given by FirstCity included $1.8 million in cash and $4.1 million of notes payable (financed by the affiliated equity-method investees). As a result of this transaction, the Company's ownership in each of the German entities increased to 100%—resulting in eight of these entities becoming consolidated subsidiaries of the Company. Prior to this transaction, the Company, through a wholly-owned subsidiary, owned a noncontrolling interest in eight of the German entities (i.e. equity-method investees), and held a controlling interest through its combined direct and indirect majority ownership in the other German entity (i.e. consolidated subsidiary).

        The portion of the transaction related to the Company's acquisition of the controlling interests in eight German entities ($4.6 million purchase price) was accounted for as a business combination, and accordingly, all of the assets and liabilities of these German entities were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The recognized amounts of the identified assets acquired and liabilities assumed, at fair value, on the acquisition date included $1.4 million in cash, $22.0 million in Portfolio Assets, a $13.5 million note payable to Bank of Scotland (held by the German entity, HMCS-GEN Ltd), and $0.3 million of other liabilities. Pursuant to accounting provisions applicable to business combinations, the Company's carrying values of its previously-held equity-method investments in these eight German Acquisition Partnerships were re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying values by approximately $3.7 million, which the Company recognized as "Gain on business combinations" in its consolidated statement of earnings for 2010.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest Acquisitions (Continued)

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

  U.S. Acquisition Partnerships—Business Combinations

        In March 2010, the Company acquired the remaining 50% ownership interest in three U.S. Acquisition Partnerships for $4.4 million. As a result of this transaction, the Company's ownership interest in each of these entities increased to 100% and the Company obtained control of such entities, resulting in these Acquisition Partnerships becoming consolidated subsidiaries of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of these Acquisition Partnerships were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the Acquisition Partnerships' identifiable assets and liabilities that were added to the Company's consolidated balance sheet on the acquisition date included $21.8 million of Portfolio Assets, $1.4 million of cash, and $13.8 million of notes payable to banks.

        Under business combination accounting guidance, the Company's carrying value of its previously-held equity-method investments in these Acquisition Partnerships was re-measured to fair value at the acquisition date. The fair value of the Company's previously-held equity interests exceeded the aggregate carrying values by approximately $0.9 million, which the Company recognized as "Gain on business combination" in its consolidated statement of earnings for 2010.

  Special Situations Platform Business Segment

  Railroad Operation—Business Combination

        In August 2011, the Company, through its majority-owned Special Situations Platform subsidiary, acquired certain net assets from a company that provided short-line rail services and operated a transload facility for $2.1 million. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the identifiable assets acquired included $2.1 million of property and equipment and $0.2 million of intangible assets. The estimated fair value of the identifiable liabilities assumed by the Company as a result of the transaction was not significant. The fair value of the net assets acquired by the Company exceeded the purchase price by approximately $0.2 million, which the Company recognized as "Gain on business combination" in its consolidated statement of earnings for 2011.

  Manufacturing Subsidiary—Business Deconsolidation

        Effective June 30, 2010, the Company deconsolidated its then-majority-owned manufacturing subsidiary (under its Special Situations Platform) when the Company and the noncontrolling owners

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest Acquisitions (Continued)

consented to certain amendments to the subsidiary's operating agreement, that resulted in the Company ceasing to have a controlling interest in the manufacturing entity. Accordingly, the Company deconsolidated and removed the carrying values of the manufacturing subsidiary's assets ($9.9 million) and liabilities ($9.6 million) and the carrying value of the noncontrolling interest ($39,000) attributed to the subsidiary from its consolidated balance sheet on June 30, 2010. The Company also recorded its retained noncontrolling interest in the manufacturing entity at estimated fair value of approximately $0.3 million at June 30, 2010. No gain or loss was recognized by the Company as a result of deconsolidating this subsidiary. On June 30, 2010, the Company started to account for its retained equity investment in the manufacturing entity under the equity method of accounting. Consequently, the Company no longer reports the individual revenue and expense line-items of the manufacturing entity's operations in its consolidated statements of earnings (rather, the Company began recording its share of the subsidiary's net earnings as "Equity income from unconsolidated subsidiaries" beginning July 1, 2010).

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

Cash	$1,597
Coal supply agreement	13,092
Accounts receivable and other assets	3,699

Total assets	$18,388

Note payable	$4,615
Coal purchase agreement	2,394
Intercompany liability(1)	4,086
Accounts payable and other liabilities	2,415

Total liabilities	$13,510

Noncontrolling interest	$548

(1)
Eliminated in consolidation with the Company's consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest Acquisitions (Continued)

        In addition to measuring the subsidiary's assets and liabilities at fair value at the date control was obtained on April 1, 2010, the Company's carrying value of its previously-held equity-method investment in the coal mine subsidiary was re-measured to fair value under accounting guidance applicable to business combinations. The fair value of the Company's total interest in the subsidiary after the business combination exceeded the carrying value of its previously-held equity interest by approximately $4.8 million, which the Company recognized as "Gain on business combinations" in its consolidated statement of earnings for 2010. The Company's carrying value of its previously-held equity investment in the coal mine subsidiary included the effects of the investee's distribution of a wholly-owned equipment subsidiary (i.e. spin-off transaction), effective April 1, 2010, to the owners in proportion to their then-existing ownership percentages. The spin-off transaction effected by the investee was recorded at carrying value and the Company's proportionate share of equity in the distributed entity approximated $2.7 million—which it continued to record as an equity-method investment after the spin-off.

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

4. Divestures and Discontinued Operations

  Divestures—Mexican Acquisition Partnerships (Portfolio Asset Acquisition and Resolution Business Segment)

        In the fourth quarter of 2011, the Company determined that it expected to sell or otherwise dispose of its three consolidated Mexican Acquisition Partnerships over the next twelve months. The Company wholly-owns two of these subsidiaries, and holds a majority ownership interest in the other subsidiary. In connection with the Company's disposal plan and expectations, each subsidiary was determined to be a separate disposal group, and the assets and liabilities of each subsidiary were measured at the lower of their respective carrying amount or estimated fair value (less costs to sell) and classified as "held for sale" on the Company's consolidated balance sheet. The Company determined that the carrying value of its majority-owned Mexican subsidiary (inclusive of cumulative translation adjustments) exceeded its estimated fair value, less estimated costs to sell, by $3.1 million (of which $1.8 million was attributed to FirstCity). As such, the Company recognized a net impairment charge of $1.8 million in the fourth quarter of 2011. The impact of this $1.8 million net impairment charge on the Company's 2011 consolidated statement of earnings comprised a $3.1 million estimated loss included in "Other costs and expenses" on the Company's consolidated statements of earnings for

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

4. Divestures and Discontinued Operations (Continued)

2011, off-set partially by the noncontrolling investor's share of the loss (approximately $1.3 million) included in "Net income attributable to noncontrolling interests." The estimated fair value for each of our wholly-owned Mexican subsidiaries, less estimated costs to sell, exceeded their respective carrying values (inclusive of cumulative translation adjustments). These subsidiaries did not meet the accounting and reporting requirements as discontinued operations.

        At December 31, 2011, the consolidated assets and liabilities for these Mexican subsidiaries, as measured at the lower of their respective carrying amount or estimated fair value (less costs to sell), have been respectively classified as "Assets held for sale" ($9.9 million) and "Liabilities associated with assets held for sale" ($5.3 million) on our consolidated balance sheet. The assets included primarily Portfolio Assets ($4.8 million) and an affiliated loan receivable ($5.1 million), and the liabilities included primarily an affiliated note payable ($5.1 million). See Note 20 for additional information related to the affiliated loan receivable and affiliated note payable.

  Discontinued Operations—Coal Mine Operation (Special Situations Platform Business Segment)

        In December 2010, the Company's consolidated coal mine operation completed performance on its coal supply and purchase agreements (which both expired in December 2010). The coal mine operations ceased as a result of these contract terminations since the subsidiary did not have other coal contracts. As a result, the Company dissolved the coal mine subsidiary in December 2010. The results of operations from our coal mine subsidiary are reported as discontinued operations within our Special Situations Platform business segment for the nine-month period ended December 31, 2010 (we acquired a controlling interest in this subsidiary in April 2010—see Note 3). Earnings attributed to these discontinued operations, which totaled $4.0 million for the nine-month period ended December 31, 2010 (included in our consolidated statement of earnings), were comprised of $42.4 million of operating revenues, $43.2 million of operating costs, and a $4.8 million business combination gain.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

5. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2011 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$73,154	$553	$72,601
Business assets	10,742	185	10,557
Other	3,754	38	3,716
Latin America:
Commercial real estate	50	—	50
Europe—commercial real estate	4,267	—	4,267
Other	5,904	5	5,899

Total Loan Portfolios	$97,871	$781	97,090

Real Estate Portfolios:
Real estate held for sale, net			26,856
Real estate held for investment, net			—

Total Real Estate Portfolios			26,856

Total Portfolio Assets			$123,946

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

5. Portfolio Assets (Continued)

	December 31, 2010 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$117,534	$354	$117,180
Business assets	17,796	252	17,544
Other	4,889	90	4,799
Latin America:
Commercial real estate	4,013	260	3,753
Residential real estate	6,144	—	6,144
Europe—commercial real estate	18,046	866	17,180
UBN loan portfolio—business assets:
Non-performing loans(1)	45,328	43,291	2,037
Performing loans(1)	1,125	—	1,125
Other	3,263	49	3,214

Total Loan Portfolios	$218,138	$45,162	172,976

Real Estate Portfolios:
Real estate held for sale, net			36,126
Real estate held for investment, net			6,959

Total Real Estate Portfolios			43,085

Total Portfolio Assets			$216,061

(1)
The Company sold the UBN loan portfolio in November 2011—refer to Note 1(f).

        Certain Portfolio Assets are pledged to secure loan facilities with Bank of Scotland and Bank of America (see Note 2). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

5. Portfolio Assets (Continued)

        Income from Portfolio Assets is summarized as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$37,481	$39,164
Purchased performing loans	445	419
UBN	1,760	984
Other	192	1,703
Real Estate Portfolios	744	3,701

Income from Portfolio Assets	$40,622	$45,971

        Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of December 31, 2011 and 2010. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company's decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management's ability to reasonably estimate both the timing and amount of future cash flows—see Note 1(f). Changes in accretable yield related to the Company's Purchased Credit-Impaired Loans for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$1,380	$12,923
Accretion	(4,321)	(3,485)
Reclassification from (to) nonaccretable difference	4,253	(2,111)
Disposals	(5,488)	(2,703)
Transfer from (to) non-accrual	8,912	(3,039)
Translation adjustments	(4)	(205)

Ending Balance	$4,732	$1,380

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

5. Portfolio Assets (Continued)

        Acquisitions of Purchased Credit-Impaired Loans for 2011 and 2010 are summarized in the table below:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Face value at acquisition	$31,859	$65,947
Cash flows expected to be collected at acquisition, net of adjustments	19,803	54,118
Basis in acquired loans at acquisition	14,329	34,810

        During 2011, the Company sold loan Portfolio Assets with an aggregate carrying value of $50.3 million—which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011 (see Note 3) and $3.0 million of loans sold to a foreign equity-method investee of FirstCity (see Note 1(f)). The Company sold loan Portfolio Assets with an aggregate carrying value of $10.1 million during 2010.

        During 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $3.8 million—which was comprised of $2.1 million of impairment charges on real estate portfolios and $1.7 million of provision for loan losses, net of recoveries. During 2010, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $7.4 million—which was comprised of $4.3 million of impairment charges on real estate portfolios and $3.1 million of provision for loan losses, net of recoveries.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

5. Portfolio Assets (Continued)

        Changes in the allowance for loan losses related to our loan Portfolio Assets are as follows:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Europe	UBN	Other	Total
Beginning balance, January 1, 2010	$5,914	$394	$390	$100	$—	$128	$58,624	$275	$65,825
Provisions	2,116	480	166	149	—	1,042	—	126	4,079
Recoveries	(124)	(1)	(7)	—	—	—	(788)	(31)	(951)
Charge offs	(7,552)	(621)	(459)	—	—	(273)	(7,543)	(321)	(16,769)
Translation adjustments	—	—	—	11	—	(31)	(7,002)	—	(7,022)

Ending balance, December 31, 2010	354	252	90	260	—	866	43,291	49	45,162
Provisions	1,702	519	24	103	64	—	—	199	2,611
Recoveries	(164)	(13)	(7)	—	—	—	(719)	(28)	(931)
Charge offs	(1,339)	(573)	(69)	—	—	(856)	(701)	(215)	(3,753)
Removal upon sale of loans(1)	—	—	—	—	—	—	(45,002)	—	(45,002)
Transfer to "held for sale" classification (see Note 4)	—	—	—	(317)	(62)	—	—	—	(379)
Translation adjustments	—	—	—	(46)	(2)	(10)	3,131	—	3,073

Ending balance, December 31, 2011	$553	$185	$38	$—	$—	$—	$—	$5	$781

(1)
The Company sold the underlying UBN loan portfolio in November 2011—refer to Note 1(f).

        The following table presents our recorded investment in loan Portfolio Assets by credit quality indicator at December 31, 2011 and 2010. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by credit quality indicators based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial real estate	$76,918	$138,113
Business assets	10,557	20,706
Residential real estate	—	6,144
Other commercial	9,615	8,013

	$97,090	$172,976

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable

        The following is a composition of the Company's loans receivable by loan type and region:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,719	$6,914
SBA, net of allowance for loan losses of $333 and $365, respectively	26,765	27,023
Other, net of allowance for loan losses of $1,083 and $1,083, respectively	12,212	13,011
Foreign Affiliate—Portfolio Asset loan	—	9,867

Total loans, net	$45,696	$56,815

Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Outstanding balance	$7,483	$11,470
Capitalized costs, net of fees	131	138

Carrying amount of loans, net	$7,614	$11,608

        Changes in loans receivable—SBA held for sale are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$11,608	$821
Originations and advances of loans	21,897	18,394
Payments received	(96)	(65)
Capitalized costs	(8)	140
Loans sold and transferred	(25,787)	(7,682)

Ending Balance	$7,614	$11,608

        Loans receivable—SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost in 2011 and 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        At December 31, 2010, SBA loans held for sale included $3.9 million in guaranteed portions of SBA loans sold and subject to premium recourse provisions. In accordance with FASB's accounting guidance on transfers of financial assets (issued in June 2009) that became effective in the first quarter of 2010, an off-setting secured borrowing of $4.3 million (including deferred premiums) was recorded and included in "Other liabilities" in the Company's consolidated balance sheet. After the premium recourse provisions elapsed in 2011, the Company recognized the gain related to the sale, and removed the guaranteed portion of the SBA loan (i.e. the pledged asset) and the secured borrowing from the balance sheet. Refer to Note 1(g) for additional information.

Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Outstanding balance	$6,518	$15,552
Discounts, net	(59)	(148)
Capitalized interest	260	1,377

Carrying amount of loans, net	$6,719	$16,781

        A summary of activity in loans receivable—affiliates follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$16,781	$26,122
Advances	700	749
Payments received	(2,042)	(7,749)
Capitalized costs	127	197
Change in allowance for loan losses	—	67
Discount accretion, net	89	89
Charge-offs	—	(432)
Loan transfer(1)	(1,402)	—
Transfer to "held for sale" classification (see Note 4)	(7,148)	—
Other noncash adjustments(2)	(492)	(1,877)
Foreign exchange gains (losses)	106	(385)

Ending Balance	$6,719	$16,781

(1)
Represents the sale and transfer of a loan to an affiliated entity as partial consideration for the repayment of a note payable to that affiliated entity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

(2)
Represents the net activity of loans with affiliated entities upon the Company's consolidation or deconsolidation of such entities. For the year ended December 31, 2010, the activity included the removal of a $4.1 million loan to former equity-method investee (coal mine subsidiary) upon consolidation of the entity on April 1, 2010 (see Note 3), the addition of a $3.1 million loan to a former consolidated entity (manufacturing subsidiary) upon deconsolidation of the entity on June 30, 2010 (see Note 3), and the removal of a $0.9 million loan to an equity-method Acquisition Partnership upon conversion to equity in December 2010.

        Loans receivable—affiliates represent advances to Acquisition Partnerships and other affiliates to acquire portfolios of under-performing and non-performing commercial and consumer loans and other assets; and senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment).

        The Company did not record any provisions for impairment on loans receivable—affiliates in 2011, whereas $0.4 million of net impairment provisions were recorded in 2010. Information related to the credit quality and loan loss allowances related to loans receivable—affiliates is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below. During 2011, the Company sold an affiliated loan with a carrying value of $1.4 million.

Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Outstanding balance	$20,503	$16,719
Allowance for loan losses	(333)	(365)
Discounts, net	(1,292)	(1,075)
Capitalized costs	273	136

Carrying amount of loans, net	$19,151	$15,415

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        Changes in loans receivable—SBA held for investment are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$15,415	$15,445
Purchases of loans	696	—
Originations and advances of loans	5,617	2,241
Payments received	(2,085)	(1,953)
Capitalized costs	137	27
Change in allowance for loan losses	32	125
Discount accretion, net	(245)	92
Charge-offs	(416)	(477)
Transfers to other real estate owned	—	(85)

Ending Balance	$19,151	$15,415

        Loans receivable—SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts, property, equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.4 million in 2011 and 2010. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Outstanding balance	$13,541	$13,863
Allowance for loan losses	(1,083)	(1,083)
Discounts, net	—	(15)
Capitalized interest and costs	(246)	246

Carrying amount of loans, net	$12,212	$13,011

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        Changes in loans receivable—other are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$13,011	$10,233
Advances	2,974	15,120
Payments received	(3,838)	(11,750)
Capitalized interest and costs	50	453
Change in allowance for loan losses	—	(1,083)
Discount accretion, net	15	38

Ending Balance	$12,212	$13,011

        Loans receivable—other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company did not record any net impairment provisions on loans receivable—other in 2011, whereas $1.1 million of impairment provisions were recorded in 2010. Information related to the credit quality and loan loss allowances related to loans receivable—other is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        The following table summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2010	$490	$67	$—	$557
Provisions	486	365	1,083	1,934
Recoveries	(132)	—	—	(132)
Charge-offs	(479)	(432)	—	(911)

Balance, December 31, 2010	365	—	1,083	1,448
Provisions	463	—	—	463
Recoveries	(78)	—	—	(78)
Charge-offs	(417)	—	—	(417)

Balance, December 31, 2011	$333	$—	$1,083	$1,416

        The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale) as of December 31, 2011 and 2010:

	Commercial Loans:
				Affiliated Portfolio Asset Loans
(Dollars in thousands)	SBA	Affiliates	Other		Total
December 31, 2011:
Loans individually evaluated for impairment	$404	$6,719	$13,295	$—	$20,418
Loans collectively evaluated for impairment	19,080	—	—	—	19,080

Total loans evaluated for impairment (excluding loans held for sale)	$19,484	$6,719	$13,295	$—	$39,498

Allowance for loans individually evaluated for impairment	$308	$—	$1,083	$—	$1,391
Allowance for loans collectively evaluated for impairment	25	—	—	—	25

Total allowance for loan losses	$333	$—	$1,083	$—	$1,416

December 31, 2010:
Loans individually evaluated for impairment	$619	$6,914	$14,094	$9,867	$31,494
Loans collectively evaluated for impairment	15,161	—	—	—	15,161

Total loans evaluated for impairment (excluding loans held for sale)	$15,780	$6,914	$14,094	$9,867	$46,655

Allowance for loans individually evaluated for impairment	$336	$—	$1,083	$—	$1,419
Allowance for loans collectively evaluated for impairment	29	—	—	—	29

Total allowance for loan losses	$365	$—	$1,083	$—	$1,448

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        The following table presents our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of December 31, 2011 and 2010. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

  •
  Pass—Includes all loans not included in categories of special mention, substandard or doubtful.

  •
  Special Mention—Loans that have potential weaknesses which may, if not reversed or corrected, weaken the credit or inadequately protect the Company's position at some future date. Loans in this category may also be subject to economic or market conditions which may, in the future, have an adverse effect on the borrower's debt service ability.

  •
  Substandard—Loans that exhibit a well-defined weakness, or weaknesses, which presently jeopardizes debt repayment, even though they may be currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

  •
  Doubtful—Loans for which management has determined that full collection of principal or interest is in doubt.

        Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolios are disaggregated by accrual status (which is generally based on management's assessment on the probability of default).

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:
SBA—commercial loans	$15,325	$3,648	$107	$404	$19,484

	Accrual	Non-Accrual	Total
Affiliates—commercial loans	$6,719	$—	$6,719
Other—commercial loans	4,398	8,897	13,295

	$11,117	$8,897	$20,014

Total loans (excluding loans held for sale)			$39,498

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010:
SBA—commercial loans	$14,366	$575	$220	$619	$15,780

	Accrual	Non-Accrual	Total
Affiliates—commercial loans	$6,914	$—	$6,914
Affiliates—portfolio asset loans	9,867	—	9,867
Other—commercial loans	7,052	7,042	14,094

	$23,833	$7,042	$30,875

Total loans (excluding loans held for sale)			$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        The following table includes an aging analysis of our recorded investment in loans held for investment as of December 31, 2011 and 2010:

	Loans Past Due and Still Accruing
(Dollars in thousands)	31-60 Days	61-90 Days	Total	Non-Accrual Loans	Current Loans	Total Loans
December 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$404	$19,080	$19,484
Affiliates	—	—	—	—	6,719	6,719
Other	—	—	—	8,897	4,398	13,295

Total loans (excluding loans held for sale)	$—	$—	$—	$9,301	$30,197	$39,498

December 31, 2010:
Commercial loans:
SBA	$855	$96	$951	$619	$14,210	$15,780
Affiliates	—	—	—	—	6,914	6,914
Other	—	—	—	7,042	7,052	14,094

	855	96	951	7,661	28,176	36,788
Portfolio asset loans:
Affiliates	—	—	—	—	9,867	9,867

Total loans (excluding loans held for sale)	$855	$96	$951	$7,661	$38,043	$46,655

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

6. Loans Receivable (Continued)

        The following table presents additional information regarding the Company's impaired loans as of December 31, 2011 and 2010:

	Recorded Investment In:
(Dollars in thousands)	Impaired Loans Without a Related Allowance	Impaired Loans With a Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Valuation Allowance	Average Impaired Loans for the Year
December 31, 2011:
Commercial loans:
SBA	$—	$404	$404	$425	$308	$652
Affiliates	—	—	—	—	—	—
Other	5,897	3,000	8,897	10,569	1,083	9,648

Total loans (excluding loans held for sale)	$5,897	$3,404	$9,301	$10,994	$1,391	$10,300

December 31, 2010:
Commercial loans:
SBA	$—	$619	$619	$656	$336	$478
Affiliates	—	—	—	—	—	432
Other	4,042	3,000	7,042	8,124	1,083	7,006

Total loans (excluding loans held for sale)	$4,042	$3,619	$7,661	$8,780	$1,419	$7,916

        The Company did not recognize any significant amounts of interest income on impaired loans in 2011 and 2010.

7. Investments in Unconsolidated Subsidiaries

        The Company has investments in Acquisition Partnerships and various servicing and operating entities that are accounted for under the equity method of accounting—refer to Note 1(b). The condensed combined financial position and results of operations of the Acquisition Partnerships (which

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

include our U.S. and foreign Acquisition Partnerships) and the servicing and operating entities (collectively, the "Equity Investees"), are summarized as follows:

Condensed Combined Balance Sheets

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$450,189	$329,690

Liabilities	$39,401	$28,319
Net equity	410,788	301,371

	$450,189	$329,690

Servicing and operating entities:
Assets	$163,647	$161,631

Liabilities	$86,269	$80,687
Net equity	77,378	80,944

	$163,647	$161,631

Total:
Assets	$613,836	$491,321

Liabilities	$125,670	$109,006
Net equity	488,166	382,315

	$613,836	$491,321

Equity investment in Acquisition Partnerships	$59,952	$54,477
Equity investment in servicing and operating entities	49,441	52,732

	$109,393	$107,209

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

Condensed Combined Summary of Operations

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$58,722	$38,306
Costs and expenses	61,539	49,905

Net loss	$(2,817)	$(11,599)

Servicing and operating entities:
Revenues	$104,124	$113,176
Costs and expenses	86,257	77,066

Net earnings	$17,867	$36,110

Equity loss from Acquisition Partnerships	$(6,460)	$(5,741)
Equity income from servicing and operating entities	8,691	20,350

	$2,231	$14,609

        In 2011, the Company recognized a $7.4 million impairment charge on certain investments in Latin American (Mexico) Acquisition Partnerships to write-down the investments to fair value, primarily due to the fair value being significantly lower than the cost basis of these investments and management's belief that the fair value of these investments will not recover (as evidenced by low transaction volumes in the distressed asset market in Mexico). This impairment charge was included in equity income (loss) from unconsolidated subsidiaries in our consolidated statements of earnings.

        In 2010, the Company acquired controlling interests in eight German Acquisition Partnerships (December 2010), three U.S. Acquisition Partnerships (March 2010), and a coal mine subsidiary (April 2010)—all of which the Company previously held a noncontrolling equity-method interest. As a result of these transactions, the Acquisition Partnerships and coal mine subsidiary converted from equity-method investments to consolidated subsidiaries of the Company. As such, the assets, liabilities and equity of these entities are not included in the applicable balance sheet tables above and below at December 31, 2010; and their results of operations since the respective transaction dates are not included in the applicable earnings tables above and below for 2010. Furthermore, in connection with the activity related to the coal mine subsidiary, the Company obtained a direct noncontrolling interest in an equipment subsidiary that was previously wholly-owned and consolidated by the coal mine subsidiary (obtained through a spin-off transaction effected by the coal mine subsidiary in April 2010). As such, the assets, liabilities and equity of this equipment subsidiary are included in the applicable balance sheet tables above and below at December 31, 2010; and its results of operations since the transaction date are included in the applicable earnings tables above and below. Refer to Note 3 for additional information related to these transactions.

        On June 30, 2010, the Company entered into an arrangement with a then-consolidated manufacturing subsidiary that resulted in the Company ceasing to have a controlling interest, but

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

retaining a noncontrolling interest, in the entity. As a result, the manufacturing subsidiary converted to an equity-method investment from a consolidated subsidiary of the Company. As such, the assets, liabilities and equity of this manufacturing subsidiary are included in the applicable balance sheet tables above and below at December 31, 2010, and its results of operations since the transaction date are included in the applicable earnings tables above and below. Refer to Note 3 for additional information related to this transaction.

        At December 31, 2011 and 2010, the Acquisition Partnerships' total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $377.7 million and $274.6 million, respectively.

        The combined assets and equity (deficit) of the Equity Investees, and the Company's carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$349,529	$195,434
Operating entities	53,256	55,587
Latin America:
Acquisition Partnerships	100,660	127,707
Servicing entities	1,857	1,961
Europe:
Acquisition Partnerships	—	6,549
Servicing entities	108,534	104,083

	$613,836	$491,321

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Combined equity (deficit) of the Equity Investees:
Domestic:
Acquisition Partnerships	$325,557	$191,859
Operating entities	20,515	23,494
Latin America:
Acquisition Partnerships	85,231	110,854
Servicing entities	763	598
Europe:
Acquisition Partnerships	—	(1,342)
Servicing entities	56,100	56,852

	$488,166	$382,315

Company's carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$55,612	$39,804
Operating entities	12,508	15,427
Latin America:
Acquisition Partnerships	4,340	14,943
Servicing entities	2,758	2,840
Europe:
Acquisition Partnerships	—	(270)
Servicing entities	34,175	34,465

	$109,393	$107,209

        Revenues and net earnings (losses) of the Equity Investees, and the Company's share of equity income (loss) of those entities, are summarized by geographic region below The tables below include

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Acquisition Partnerships	$39,524	$15,262
FC Crestone Oak LLC (operating entity)(1)	11,027	28,693
Other operating entities	28,529	26,424
Latin America:
Acquisition Partnerships	18,907	18,387
Servicing entity	10,533	9,462
Europe:
Acquisition Partnerships	291	4,657
MCS et Associes (servicing entity)	49,225	44,854
Other servicing entities	4,810	3,743

	$162,846	$151,482

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Acquisition Partnerships	$19,387	$5,438
FC Crestone Oak LLC (operating entity)(1)	6,857	23,969
Other operating entities	(870)	1,395
Latin America:
Acquisition Partnerships	(22,240)	(1,429)
Servicing entity	1,373	(1,469)
Europe:
Acquisition Partnerships	36	(15,608)
MCS et Associes (servicing entity)	10,008	12,849
Other servicing entities	499	(634)

	$15,050	$24,511

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

7. Investments in Unconsolidated Subsidiaries (Continued)

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Company's equity income (loss) from the Equity Investees:
Domestic:
Acquisition Partnerships	$3,664	$(195)
FC Crestone Oak LLC (operating entity)(1)	3,360	16,228
Other operating entities	(505)	74
Latin America:
Acquisition Partnerships	(10,153)	(662)
Servicing entity	686	(735)
Europe:
Acquisition Partnerships	29	(4,884)
MCS et Associes (servicing entity)	5,028	4,886
Other servicing entities	122	(103)

	$2,231	$14,609

(1)
FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

        At December 31, 2011, the Company had $13.2 million in Euro-denominated debt for the purpose of hedging a portion of the Company's net equity investments in Europe. Refer to Note 12 for additional information.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

8. Servicing Assets—SBA Loans (Continued)

        Changes in the Company's amortized servicing assets are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning Balance	$954	$1,115
Servicing Assets capitalized	453	144
Servicing Assets amortized	(214)	(305)

Ending Balance	$1,193	$954

Reserve for impairment of servicing assets:
Beginning Balance	$(118)	$(59)
Impairments	(75)	(64)
Recoveries	90	5

Ending Balance	$(103)	$(118)

Ending Balance (net of reserve)	$1,090	$836

Fair value of amortized servicing assets:
Beginning balance	$921	$1,162
Ending balance	$1,326	$921

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

9. Notes Payable to Banks and Other Debt Obligations

        The Company's notes payable and other debt obligations at December 31, 2011 and 2010 consisted of the following (dollars in thousands):

			December 31,
Description	Interest Rate	Other Terms and Conditions	2011	2010
Bank of Scotland reducing note facility, net of unamortized discount of $3.1 million at December 31, 2011[1][2]	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$86,579	$228,107
BOS (USA) reducing note facility ($25.0 million term note)[1]	None	Secured by all assets of FLBG2, matures December 2014	—	—
Bank of America term note[1]	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	49,228	—
Bank of Scotland (in Euros)[3]	EURIBOR + 1.75%	Secured by assets of HMCS-GEN Ltd, matured January 2011	—	13,528
WFCF $25.0 million revolving loan facility[4]	Alternate interest rates based on Wells Fargo base rate plus margin, LIBOR plus margin, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matured January 2012	21,405	18,486
Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.3%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	18,113	15,655
Non-recourse bank notes payable of a European Portfolio Entity	Various rates at 1-month EURIBOR +3.5% or 3-month EURIBOR + 3.0%	Secured by assets (primarily Portfolio Assets) of the entity; paid in 2011	—	5,016
Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50 - 1.50%) or LIBOR + margin (2.25 - 3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,531	2,737
$1.0 million revolving facility		Matures March 2014	—	395
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2013	1,625	—
Non-recourse bank note payable of real estate investment entity	6.07% fixed	Secured by real estate property owned by the entity, matures April 2016	7,361	7,361
Other notes and debt obligations			2,094	1,749

			189,936	293,034

Notes payable to affiliates:
MCS Trust SA de CV term loan[5]	20.0% fixed	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020	—	7,631
HMCS Portfolio GmbH (in Euros) and MCS et Associes, S. A. (in Euros)	2.5% fixed	Unsecured, matured January 2011	—	4,174

			—	11,805

Total notes payable and other debt obligations			$189,936	$304,839

[1]
In December 2011, FirstCity entered into a debt refinancing arrangement with Bank of Scotland that resulted in the amendment and restatement of the Reducing Note Facility and a new loan agreement with BOS (USA). In connection with

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

9. Notes Payable to Banks and Other Debt Obligations (Continued)

  this debt refinancing arrangement, FirstCity also obtained a new credit facility with Bank of America. This debt refinancing transaction was accounted for as a debt extinguishment. Refer to Note 2 for additional information.

[2]
Includes $13.2 million denominated in Euros at December 31, 2011 (see Note 12).

[3]
This note payable was assumed by a wholly-owned subsidiary of FirstCity in connection with its acquisition of a controlling equity interest in HMCS-GEN (a former equity-method German Acquisition Partnership) and certain other German acquisition partnership entities in December 2010 (refer to Note 3). In January 2011, FirstCity purchased this debt from Bank of Scotland for $13.6 million (as such, this debt obligation was eliminated upon FirstCity's consolidation of HMCS-GEN).

[4]
In January 2012, ABL's $25.0 million revolving loan facility with WFCF was renewed through January 2015. Refer to Note 2 for additional information.

[5]
This affiliated note payable was transferred to held-for-sale classification in the fourth quarter of 2011. Refer to Notes 4 and 20 for additional information.

        Refer to Note 2 for additional information on the primary terms and conditions of the Company's loan facilities with Bank of Scotland, Bank of America and WFCF at December 31, 2011, and other matters concerning the Company's financings and liquidity. Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and comply with various financial covenant ratios that are customary for credit facilities. In addition, certain loan facilities to which the Company and its subsidiaries are parties contain restrictions relating to the incurrence of additional debt, and the payment of dividends and other distributions.

        The aggregate principal maturities of the Company's notes payable and other debt obligations for each of the five years subsequent to December 31, 2011, after giving consideration to the terms of ABL's revolving loan facility renewal discussed above, are as follows (exclusive of unamortized discounts): $92.6 million in 2012, $46.5 million in 2013, $15.0 million in 2014, $26.6 million in 2015, and $12.3 million thereafter. Given the repayment terms of the Company's loan facilities with Bank of Scotland and Bank of America (repayment over time as cash flows from the respective underlying pledged assets are realized—see Note 2), the future principal maturities for these debt obligations were based on estimated cash flows from the underlying pledged assets.

10. Stockholders' Equity

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

11. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss was comprised of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(1,854)	$(740)
Net unrealized gain (loss) on securities available for sale, net of tax(1)	(87)	675

Total accumulated other comprehensive loss	$(1,941)	$(65)

(1)
Includes $14,000 at December 31, 2011 and $0.7 million at December 31, 2010 attributable to FirstCity's proportionate share of net unrealized gains recorded by an investee accounted for under the equity method of accounting.

12. Foreign Currency Exchange Risk Management

        We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company's business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company's net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At December 31, 2011 and 2010, the Company carried $13.2 million and $23.2 million, respectively, in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

        At December 31, 2011 and 2010, the carrying value and line item caption of the Company's non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

		Carrying Value at:
Non-Derivative Instrument in Net Investment Hedging Relationship	Balance Sheet Location	December 31, 2011	December 31, 2010
Euro-denominated debt	Notes payable to banks	$13,240	$23,239

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

12. Foreign Currency Exchange Risk Management (Continued)

        The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,
			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Non-Derivative Instrument in Net Investment Hedging Relationship
	2011	2010		2011	2010
Euro-denominated debt	$251	$1,387	Other income (expense)	$—	$—

13. Stock-Based Compensation

        The Company has three stock option and award plans for the primary benefit of its non-management directors and key employees—the 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan and the 2010 Stock Option and Award Plan. These plans are administered by the Compensation Committee of the Board of Directors and enable the Company to make stock awards up to a total of 1.1 million common shares (net of shares cancelled and forfeited) in various forms and combinations including incentive stock options, nonqualified stock options, performance-based awards and restricted stock. Shares subject to options granted under these plans that terminate without being exercised will become available for grant. At December 31, 2011, the Company had approximately 311,000 shares that were available to grant under these plans.

        Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company's stock-based compensation expense consists of stock options and restricted stock awards. Accounting guidance on share-based payments requires companies to estimate the fair value of stock option awards on the date of the grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine fair value of its stock option awards. The Company determines fair value for restricted stock grants based on the grant-date fair value of our common stock. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company's historical experience and future expectations. The Company recorded stock-based compensation expense of $0.7 million for 2011 and 2010.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

13. Stock-Based Compensation (Continued)

  Stock Option Awards

        The Company's stock option awards are granted with an exercise price equal to the market price of FirstCity's common stock on the date of issuance. These stock option awards generally vest based on four years of continuous service from the grant date and have ten-year contractual terms. Certain stock options issued to non-employee directors are exercisable immediately. The Company did not grant any stock option awards in 2011 and 2010.

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

        A summary of the Company's stock options and related activity as of and for the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at January 1, 2010	921,400	$7.10
Granted	—	—
Exercised	(143,000)	2.00
Expired	(31,000)	9.09
Forfeited	—	—

Options outstanding at January 1, 2011	747,400	$7.99
Granted	—	—
Exercised	(15,000)	4.69
Expired	—	—
Forfeited	(10,000)	8.39

Options outstanding at December 31, 2011	722,400	$8.06	5.45	$774

Options exercisable at December 31, 2010	520,150	$8.32

Options exercisable at December 31, 2011	589,900	$8.31	4.97	$566

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

13. Stock-Based Compensation (Continued)

        The total intrinsic value of stock options exercised during 2011 and 2010 was $30,000 and $0.8 million, respectively. As of December 31, 2011, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.6 years.

        A summary of the status and changes of FirstCity's non-vested stock option shares as of and for the year ended December 31, 2011 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	227,250	$5.88
Granted	—	$—
Vested	(89,750)	$7.69
Forfeited	(5,000)	$7.66

Non-vested at December 31, 2011	132,500	$6.93

  Restricted Stock Awards

        In February 2010, the Company granted 28,890 restricted stock awards that vested one year from the grant date (i.e. these shares fully vested in February 2011). The grant-date fair value of each award was $5.97—which was based on the grant-date fair value of our common stock. In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58—which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of December 31, 2011, there was approximately $0.3 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.1 years.

        A summary of the Company's restricted stock awards and related activity as of and for the year ended December 31, 2011 is presented below:

Number of Shares
Shares outstanding at December 31, 2010	28,890
Shares granted	96,126
Shares vested	(28,890)

Shares outstanding at December 31, 2011	96,126

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

14. Income Taxes

        The Company's provision for income taxes from continuing operations for 2011 and 2010 consisted of the following:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
U.S. state current income tax expense	$158	$682
Foreign current income tax expense	3,164	1,419
Foreign deferred income tax expense	380	151

Total	$3,702	$2,252

        The following table reconciles the Company's provision for income taxes to the expected income tax expense at the U.S. federal statutory income tax rate (computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes and non-controlling interest):

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Computed expected tax based on federal statutory rate	$9,936	$5,164
Increase (decrease) in taxes resulting from:
Expired capital loss carryforward	17,701	—
Expired net operating loss carryforward	—	14,653
Change in valuation allowance	(27,637)	(20,567)
Inclusion of income attributable to noncontrolling interest in an 80%-owned subsidiary	220	1,226
Other	(220)	(476)
U.S. state and foreign income tax	3,702	2,252

	$3,702	$2,252

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

14. Income Taxes (Continued)

        The following table displays the significant components of our U.S. deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets (liabilities):
Basis difference in Acquisition Partnership investments	$17,982	$19,018
Intangibles, principally due to differences in amortization	283	291
Basis difference in property and equipment	128	208
Foreign non-repatriated earnings	162	(2,839)
Federal net operating loss carryforwards	8,621	19,394
Capital loss carryforwards	—	16,013
Other	67	2,795

Total deferred tax assets, net	27,243	54,880
Valuation allowance	(27,243)	(54,880)

Net deferred tax assets	$—	$—

        The amounts reported in the table above for "Total deferred tax assets, net" and "Valuation allowance" at December 31, 2010 have each been adjusted by $6.6 million upon management's determination in 2011 that adjustments to the deferred tax asset (liability) amounts previously disclosed for Acquisition Partnership investment basis difference, foreign non-repatriated earnings and other were required. These disclosure-only adjustments did not affect the amount reported in the table above for "Net deferred tax assets" at December 31, 2010, and did not affect the Company's net earnings, total assets, stockholders' equity or cash flows for the years ended December 31, 2011 and 2010.

        At December 31, 2011 and 2010, the Company had deferred foreign tax liabilities of $0.1 million and $0.3 million, respectively, included in "Other liabilities" in its consolidated balance sheets. These deferred tax liabilities were attributable primarily to our consolidated foreign operations, and unrealized holding gains from investment securities held by a consolidated foreign subsidiary.

        The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

14. Income Taxes (Continued)

basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2011 and 2010, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2011, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $24.6 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company's net operating loss carryforwards of $24.6 million expire in various years from 2020 through 2027.

        The Company accounts for income tax uncertainty using the "more-likely-than-not" criteria incorporated in the FASB's authoritative guidance on accounting for uncertainty in income taxes. Accordingly, we account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. The difference between the benefit recognized for a position in accordance with this accounting model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The gross amount of the Company's unrecognized tax benefits at December 31, 2010 approximated $0.3 million, which was reversed in 2011, along with $0.1 million of accrued interest and penalties related to the income tax uncertainties. The Company did not have any unrecognized tax benefits at December 31, 2011. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes.

        FirstCity currently files tax returns in approximately 35 U.S. states, and one of its consolidated subsidiaries is currently being examined in one state for the year 2004. Tax year 1996 and subsequent years are open to U.S. federal examination, and tax year 2007 and subsequent years are open to U.S. state examination.

15. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

15. Employee Benefit Plan (Continued)

defined maximum. The Company's contributions to the 401(k) plan were $0.3 million in 2011 and $0.2 million in 2010.

16. Leases

        The Company leases its corporate headquarters under a non-cancellable operating lease. The lease calls for monthly payments of $16,000 through October 31, 2015, then monthly payments of $17,250 from November 1, 2015 through its expiration in October 2020. Rental expense under this lease was $196,000 for 2011 and $152,000 for 2010. The Company also leases office space and equipment under operating leases expiring in various years prior to 2017. Rental expense under these leases for 2011 and 2010 was $681,000 and $682,000, respectively. As of December 31, 2011, the future minimum lease payments under all non-cancellable operating leases are as follows: $614,000 in 2012; $336,000 in 2013; $292,000 in 2014; $290,000 in 2015; $253,000 in 2016; and $793,000 thereafter.

17. Fair Value

        We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value for applicable fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value certain other assets and liabilities on a non-recurring basis, Portfolio Assets, loans receivable, real estate investments, servicing assets, investments in unconsolidated subsidiaries, and various other assets held for sale (including liabilities related to the assets held for sale). These non-recurring fair value adjustments typically involve lower-of-cost-or-market accounting or write-downs of individual assets.

  Fair Value Hierarchy

        The accounting guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). We group our assets and liabilities measured at fair value in three levels of the fair value hierarchy, based on the fair value measurement technique, as described below:

  •
  Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets and liabilities in active exchange markets that the Company has the ability to access at the measurement date.

  •
  Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Valuation is derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is most-significant to the fair value measurement in its entirety. In the determination of the classification of assets and liabilities in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market conditions, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances, judgments are made regarding the significance of the Level 3 inputs to the fair value measurements of the respective assets and liabilities in their entirety. If the valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data, the asset or liability is classified as Level 3.

  Determination of Fair Value

        We attempt to base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available, and minimize the use of unobservable inputs when developing fair value measurements. However, active market pricing information and other observable market data are not available for a significant portion of the Company's financial instruments (primarily distressed assets and non-public debt instruments). In instances where there is limited or no observable market data, fair value measurements are based principally upon our own valuation models and estimates, or combination of our own valuation models and estimates plus independent vendor or broker pricing, and the measurements are often calculated, as applicable, based on current pricing adjusted for the economic and competitive environment, the characteristics of the asset or liability, and other such factors. As with any valuation technique used to estimate fair value, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Accordingly, these fair value estimates may not be realized in an actual sale or immediate settlement of the asset or liability. The Company believes the imprecision of an estimate could significantly impact the fair value measurement.

        Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis, and for estimating fair value for financial instruments not reported at fair value on our consolidated balance sheet for disclosure purposes.

        Cash and Cash Equivalents and Restricted Cash:    Cash and cash equivalents and restricted cash are carried at historical cost. The carrying amount approximates fair value due to the short-term nature of these instruments.

        Portfolio Assets—Loans:    See Note 1 for information on the carrying value of loan Portfolio Assets. Estimated fair values of loan Portfolio Assets are generally determined using a discounted cash flow model, based on collateral valuations and other observable and unobservable inputs, adjusted for various considerations such as market conditions, credit risk, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management's opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 for non-recurring fair value adjustments, because distressed asset transactions generally do not trade in active markets with readily observable market

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

prices (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public), and the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data. Management's estimates and assumptions including credit risk, cash flows and discount rates are judgmentally determined using, as applicable, available market data (where available), our current pricing information for loans with similar characteristics, and specific borrower information.

        Portfolio Assets—Real Estate:    See Note 1 for information on the carrying value of our real estate investments held for sale and held for investment. Fair value measurements for our real estate investments are generally based on collateral valuations using observable inputs and, accordingly, we classify these assets as Level 2 for non-recurring fair value adjustments.

        Loans Receivable Held for Investment:    See Note 1 for information on the carrying value of loans receivable held for investment. Estimated fair values of fixed-rate loans receivable, including affiliated loans, are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. Estimated fair values of variable-rate loans that re-price frequently at market interest rates are based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. The Company classifies its fair value measurement techniques for these assets as Level 3 for non-recurring fair value adjustments because pricing information for similar assets is generally not released to the public, and the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data. Management's estimates and assumptions including credit risk, cash flows and discount rates are judgmentally determined using, as applicable, available market data (where available), our current pricing information for loans with similar characteristics, and specific borrower information.

        SBA Loans Held for Sale:    SBA loans receivable held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is generally based on prices that secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subject to non-recurring fair value adjustments as Level 2.

        Investment Securities Available for Sale:    Investment securities available for sale are carried at fair value on our consolidated balance sheet. The Company measures fair value for its marketable equity investment using quoted market prices in an active exchange market for identical assets (Level 1). The Company measures fair value for its asset-backed securities using discounted cash flow models based on assumptions and inputs that are corroborated by little or no observable market data (Level 3). The Company uses this measurement technique for these assets because pricing information and market-participant assumptions for its asset-backed securities are not readily accessible and frequently released to the public.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

        Investments in Unconsolidated Subsidiaries:    Investments in unconsolidated subsidiaries are generally recorded under the equity method of accounting (see Note 1). Estimated fair values of these investments are based on a discounted cash flow approach using a price quotation for similar investments, adjusted for various considerations that, in management's opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these non-marketable equity investments as Level 3 for non-recurring fair value adjustments because pricing information for similar assets is generally not released to the public, and the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        Servicing Assets:    Servicing assets do not trade in an active market with readily observable market prices. Fair value of servicing assets is based on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of our servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and discount rate. See Note 8 for additional information. Fair value measurements of our servicing assets use significant unobservable inputs and, accordingly, are classified as Level 3 for non-recurring fair value adjustments.

        Assets Held for Sale, Net of Related Liabilities:    Assets held for sale, net of related liabilities, represent the net assets of three Company subsidiaries that management expects to sell or otherwise dispose over the next twelve months, and are carried at the lower-of-cost or market (see Note 4). The composition of these assets and liabilities comprises primarily Portfolio Assets, an affiliated loan receivable, and an affiliated note payable. The estimated fair value of the net assets related to these subsidiaries was based primarily on a price quotation from a prospective buyer and, accordingly, we classify these assets and liabilities as Level 2 for non-recurring fair value adjustments.

        Notes Payable and Other Debt Obligations:    Notes payable and other debt obligations are carried at amortized cost, net of unamortized discounts. For disclosure purposes, we are required to estimate the fair value of our notes payable and debt obligations. For our debt instruments, quoted market prices or interest rates for similar debt with comparable terms (or when traded by market participants as an asset) are not readily observable in active trading markets. As such, we estimated the fair value of our debt obligations with Bank of Scotland by discounting the future cash flows of each debt instrument at rates currently offered to us for loan facilities with other creditors that include similar terms and maturities (these discount rates include our current spread levels). Given that our debt obligations with Bank of Scotland were measured at fair value in December 2011 in connection with our debt refinancing transaction (see Note 2), the carrying value approximates fair value for our Bank of Scotland debt obligations. For the remainder of our non-affiliated notes payable and debt obligations, management believes that carrying value approximates fair value since the interest rates and terms on these debt instruments approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. Fair values of the Company's affiliated notes payable (including related interest payable) were based on discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

  Assets Measured at Fair Value on a Recurring Basis

        The table below presents the Company's balances of assets measured at fair value on a recurring basis at December 31, 2011 and 2010. The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2011 and 2010. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2011 and 2010.

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,000	—	—	$1,000
Asset-backed securities	—	—	2,798	2,798

	$1,000	—	2,798	$3,798

	At December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,106	—	—	$1,106
Asset-backed security	—	—	2,605	2,605

	$1,106	—	2,605	$3,711

        At December 31, 2011 and 2010, the amortized cost of the Company's marketable equity security approximated $1.1 million. At December 31, 2011 and 2010, the amortized cost of the Company's asset-backed securities approximated $2.8 million and $2.1 million, respectively.

        The table below summarizes the changes to the Company's Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$2,605	$1,836
Total realized and unrealized gains for the period included in:
Net income	354	3,283
Other comprehensive income	(396)	(654)
Purchases	3,843	2,512
Sales	(1,980)	(3,250)
Issuances	—	—
Settlements	(1,789)	(1,164)
Foreign currency translation adjustments	161	42
Net transfers into Level 3	—	—

Balance, end of period	$2,798	$2,605

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

        There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2011 and 2010.

  Assets Measured at Fair Value on a Non-Recurring Basis

        The Company may be required, from time to time, to measure certain financial and non-financial assets and liabilities at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets and liabilities as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets (net of related liabilities) on the Company's consolidated balance sheet at December 31, 2011 and 2010 that were measured at fair value on a non-recurring basis during the respective years then ended:

	Carrying Value at December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$1,923	$1,923
Loans receivable—SBA held for investment(1)	—	—	559	559
Real estate held for sale(2)	—	6,297	—	6,297
Investments in unconsolidated subsidiaries	—	—	4,567	4,567
Assets held for sale, net of related liabilities	—	2,011	—	2,011

	Carrying Value at December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$354	$354
Loans receivable—SBA held for investment(1)	—	—	699	699
Loans receivable—other(1)	—	—	1,917	1,917
Real estate held for sale(2)	—	11,048	—	11,048
Real estate held for investment(3)	—	6,959	—	6,959

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

December 31, 2011 and 2010

17. Fair Value (Continued)

        The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company's results of operations during the respective period:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Portfolio Assets—loans(1)	$(921)	$(846)
Loans receivable—SBA held for investment(1)	(385)	(354)
Loans receivable—other(1)	—	(1,168)
Real estate held for sale(2)	(2,067)	(1,973)
Real estate held for investment(3)	—	(1,922)
Investments in unconsolidated subsidiaries(4)	(7,435)	—
Assets held for sale, net of related liabilities(5)	(3,093)	—

Total	$(13,901)	$(6,263)

(1)
Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)
Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)
Represents a loss on a real estate property that was impaired and measured at fair value subsequent to acquisition.

(4)
Represents a loss in value on investments in unconsolidated subsidiaries that was deemed to be other-than-temporary (see Note 7).

(5)
Represents the net write-down of a disposal group upon its classification as held for sale (see Note 4).

        The fair value adjustment reductions in the table for 2011 and 2010 involved assets held in our Portfolio Asset Acquisition and Resolution business segment, except for $3.1 million of fair value adjustment reductions in 2010 that involved assets ("Loans receivable—other" and "Real estate held for investment") held in our Special Situations Platform business segment.

  Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

        The table below presents the carrying value and estimated fair value of the Company's financial instruments, including accrued interests (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2011 and 2010. Our fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

17. Fair Value (Continued)

for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash, cash equivalents and restricted cash	$36,031	$36,031	$47,804	$47,804
Loan Portfolio Assets and loans receivable held for investment	135,423	173,616	222,622	331,067
SBA loans held for sale	7,614	8,353	11,608	12,808
Servicing assets	1,090	1,326	836	921
Assets held for sale, net of related liabilities(1)	4,569	6,634	—	—
Notes payable and other debt obligations—non-affiliated	189,936	189,936	293,034	293,034
Notes payable—affiliated	—	—	15,846	11,456

(1)
Comprised of Portfolio Assets, an affiliated loan receivable and an affiliated note payable (see Note 4).

18. Segment Reporting

        At December 31, 2011 and 2010, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of U.S. and foreign investment entities formed with co-investors ("Acquisition Partnerships"). The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

        The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver"). Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in other types of investment activity including distressed debt transactions and leveraged buyouts. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

18. Segment Reporting (Continued)

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

        The following tables set forth summarized information by segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$63,877	$10,190	$250	$74,317
Costs and expenses	(52,481)	(7,796)	(8,322)	(68,599)
Equity income (loss) from unconsolidated subsidiaries	(624)	2,855	—	2,231
Gain on business combinations	278	155	—	433
Gain on debt extinguishment	26,543	—	—	26,543
Gain on sale of subsidiaries	1,818	—	—	1,818
Income tax (expense) benefit	(3,807)	(166)	271	(3,702)
Net income attributable to noncontrolling interests	(7,654)	(1,170)	—	(8,824)

Net earnings (loss)	$27,950	$4,068	$(7,801)	$24,217

	Year Ended December 31, 2010
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$66,387	$19,043	$134	$85,564
Costs and expenses	(52,750)	(19,832)	(7,968)	(80,550)
Equity income (loss) from unconsolidated subsidiaries	(1,693)	16,302	—	14,609
Gain on business combinations	4,595	—	—	4,595
Income tax (expense) benefit	(1,501)	(660)	(91)	(2,252)
Net income attributable to noncontrolling interests	(10,282)	(3,143)	—	(13,425)

Earnings (loss) from continuing operations	4,756	11,710	(7,925)	8,541
Income from discontinued operations	—	3,962	—	3,962

Net earnings (loss)	$4,756	$15,672	$(7,925)	$12,503

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

18. Segment Reporting (Continued)

        Revenues and equity income (loss) of investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues, equity income (loss) of unconsolidated subsidiaries and other income from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Domestic	$42,180	$42,432
Latin America	2,230	9,576
Europe	18,843	12,686

Total	$63,253	$64,694

        Total assets for each segment and a reconciliation to total assets are as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Cash and cash equivalents	$34,802	$46,597
Restricted cash	1,229	1,207
Portfolio acquisition and resolution assets:
Domestic	199,093	241,589
Latin America	17,048	39,476
Europe	41,447	68,642
Special situations platform assets	51,099	50,765
Other non-earning assets, net	11,628	12,128

Total assets	$356,346	$460,404

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

December 31, 2011 and 2010

19. Variable Interest Entities (Continued)

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

December 31, 2011 and 2010

19. Variable Interest Entities (Continued)

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

        Special-Purpose Investment Entity VIEs—The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $95.9 million under guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 21). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

        The following table displays the carrying amount and classification of assets and liabilities of the Company's consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the four consolidated Acquisition Partnership VIEs described above) that are included in its consolidated balance sheet as of December 31, 2011. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

19. Variable Interest Entities (Continued)

where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in "Noncontrolling interests" in our consolidated balance sheet.

(Dollars in thousands)	Special-Purpose Investment VIEs
Cash	$20,449
Portfolio Assets, net	98,416
Loans receivable	45,696
Equity investments	51,746
Other assets	35,909

Total assets of consolidated VIEs(1)	$252,216

Notes payable(2)	178,179
Other liabilites(2)	19,091

Total liabilities of consolidated VIEs	$197,270

(1)
These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)
Includes $70.2 million of notes payable and $19.0 million of other liabilities for which creditors do not have recourse to FirstCity.

        The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of December 31, 2011 related to the Company's variable interests in unconsolidated VIEs.

	Assets on FirstCity's Consolidated Balance Sheet
			FirstCity's Maximum Exposure to Loss(1)
Type of VIE	Loans Receivable	Equity Investment
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(952)	$877
Operating Entity VIEs	7,725	(82)	7,643

Total	$7,725	$(1,034)	$8,520

(1)
Includes maximum exposure to loss attributable to FirstCity's debt guarantees provided for certain Acquisition Partnership VIEs.

20. Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and certain other related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from these affiliates approximated $10.2 million in 2011 and $8.0 million in 2010.

        Through a series of related party transactions in 2008, FirstCity (through a majority-owned Mexican subsidiary) acquired a loan portfolio in Mexico. The final funding for this transaction involved

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

20. Other Related Party Transactions (Continued)

two FirstCity majority-owned Mexican subsidiaries and an unconsolidated Mexican affiliated entity, and resulted in an affiliated note payable and an affiliated loan receivable being recorded to the Company's consolidated balance sheet. At December 31, 2011, the carrying values of this affiliated loan receivable and affiliated note payable both approximated $5.1 million (including accrued interest), and are respectively included in "Assets held for sale" and "Liabilities associated with assets held for sale" on our consolidated balance sheet (see Note 4). At December 31, 2010, the affiliated loan receivable had a carrying amount of $7.6 million (included in "Loans receivable—affiliates" on the Company's consolidated balance sheet), and accrued interest of $4.0 million (included in "Other assets" on the Company's consolidated balance sheet). At December 31, 2010, the affiliated note payable had a carrying amount of $7.6 million (reported as "Notes payable to affiliates" on the Company's consolidated balance sheet), and accrued interest of $4.0 million (included in "Other liabilities" on the Company's consolidated balance sheet). Should the note payable be forgiven at some future date (prior to the Company's disposition of this debt instrument), the corresponding loan receivable would be forgiven as well.

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

21. Commitments and Contingencies

  Legal Proceedings

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings which are incidental to the ordinary course of our business. We initiate lawsuits against borrowers and are occasionally countersued by them in such actions. From time to time, other types of lawsuits are brought against us. In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot predict with certainty the eventual outcome of any such proceedings. Based on current knowledge, management does not believe that liabilities, if any, arising from any ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company.

        Wave Tec Pools, Inc. Litigation.    FH Partners (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners and FC Servicing under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank's settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

21. Commitments and Contingencies (Continued)

Partners to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners continues to pursue collection of the loan.

  Investment Agreement with Värde

        Effective April 1, 2010, FC Diversified, FC Servicing, and Värde, entered into an investment agreement that provides, among other things, a "right of first refusal" provision. Pursuant to the investment agreement, FC Diversified and FC Servicing granted Värde a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which Värde has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and Värde (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified's determination. The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde (subject to removal by Värde on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

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

December 31, 2011 and 2010

21. Commitments and Contingencies (Continued)

subject to these thresholds. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company's consolidated results of operations, financial position or liquidity.

  Guarantees and Letters of Credit

        FC Commercial has a term loan facility with Bank of Scotland. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this loan facility. At December 31, 2011, the unpaid principal balance on this loan was $89.7 million. Refer to Note 2 for additional information.

        ABL has a $25.0 million revolving loan facility with WFCF (see Note 2). The obligations under this credit facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL's obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At December 31, 2011, the unpaid principal balance on this loan facility was $21.4 million.

        FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through October 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At December 31, 2011, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial's underlying guaranty agreements approximated $1.2 million.

        Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $8.0 million at December 31, 2011. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At December 31, 2011, FirstCity had a letter of credit in the amount of $8.0 million from Bank of Scotland under the terms of FirstCity's loan facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $8.0 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

December 31, 2011 and 2010

21. Commitments and Contingencies (Continued)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and 2010

22. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2011 and 2010:

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Revenues	$20,777	$16,918	$20,252	$16,370	$21,575	$29,961	$14,909	$19,119
Costs and expenses	14,211	14,785	17,379	22,224	20,466	24,348	18,739	16,997
Equity income (loss) from unconsolidated subsidiaries	1,871	3,283	2,777	(5,700)	2,229	1,816	9,962	602
Gain on business combinations	—	278	155	—	891	—	—	3,704
Gain on debt extinguishment	—	—	—	26,543	—	—	—	—
Gain on sale of subsidiaries	5	—	—	1,813	—	—	—	—
Income tax expense (benefit)	602	1,024	421	1,655	(486)	1,205	473	1,060
Earnings from continuing operations	7,840	4,670	5,384	15,147	4,715	6,224	5,659	5,368
Income (loss) from discontinued operations	—	—	—	—	—	4,643	(333)	(348)
Net earnings	7,840	4,670	5,384	15,147	4,715	10,867	5,326	5,020
Less: Net income attributable to noncontrolling interests	4,115	2,242	2,654	(187)	4,614	2,802	2,767	3,242
Net earnings attributable to FirstCity	3,725	2,428	2,730	15,334	101	8,065	2,559	1,778
Less: Net earnings attributable to participating securities	—	—	25	142	—	—	—	—
Net earnings to common stockholders	3,725	2,428	2,705	15,192	101	8,065	2,559	1,778
Basic earnings per share of common stock:
Earnings from continuing operations	$0.36	$0.24	$0.26	$1.48	$0.01	$0.35	$0.28	$0.20
Discontinued operations	$—	$—	$—	$—	$—	$0.46	$(0.03)	$(0.03)
Net earnings	$0.36	$0.24	$0.26	$1.48	$0.01	$0.81	$0.25	$0.17
Diluted earnings per share of common stock:
Earnings from continuing operations	$0.36	$0.24	$0.26	$1.47	$0.01	$0.34	$0.28	$0.20
Discontinued operations	$—	$—	$—	$—	$—	$0.46	$(0.03)	$(0.03)
Net earnings	$0.36	$0.24	$0.26	$1.47	$0.01	$0.80	$0.25	$0.17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 30, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited FirstCity Financial Corporation's (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011, and our report dated March 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 30, 2012

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

        We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2011, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as of December 31, 2011, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On March 28, 2012, the Company entered into indemnification agreements with each of its directors and officers, which includes each of its executive officers (each, an "Indemnitee"). Pursuant to the indemnification agreements, the Company has agreed to indemnify each Indemnitee to the fullest extent permitted by applicable law against any and all expenses arising from a "Proceeding" (as such term is defined in the indemnification agreements) related to, or arising out of, such Indemnitee's service as a director or officer of the Company or service at the request of the Company as a director, officer, employee, agent or trustee of any other entity, or by reason of any actual or alleged action done or not done by such Indemnitee in such capacity. If requested by an Indemnitee in writing, the Company is required to advance to the Indemnitee ahead of the final disposition of a claim any and all expenses relating to the Indemnitee's defense of such claim.

        A copy of the form of indemnification agreement entered into between the Company and each director and officer is attached hereto as Exhibit 10.61 to this Annual Report on Form 10-K. The foregoing description of the form of indemnification agreement is qualified in its entirety by reference to the full text of the form of indemnification agreement, which is incorporated by reference herein.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year-end for the year covered by this report.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year-end for the year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year-end for the year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year-end for the year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year-end for the year covered by this report.

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

        3.     Exhibits

Exhibit Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 1995)
2.2	—
Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 3, 1995)
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995)
3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 30, 2005)
3.3	—	Certification of Elimination of New Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated May 18, 2011)
10.1	—
Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 27, 2004)
10.2	—
Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-Q dated November 15, 2004)
10.3	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.4	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

Exhibit Number		Description of Exhibit
10.5	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)
10.6	—
Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 1, 2005)
10.7	—
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
10.8	—
Asset Purchase Agreement, dated June 30, 2006, by and among FirstCity Financial Corporation and its subsidiaries, FirstCity Business Lending Corporation and American Business Lending, Inc.; and AMRESCO SBA Holdings, Inc. and NCS I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 7, 2006)
10.9	—	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated June 26, 2006)
10.10	—
Form of Option Award Agreement for Non-Employee Directors under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated October 17, 2007)
10.11	—
Form of Option Award Agreement for Employees under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated October 17, 2007)
10.12	—
Form of Restricted Stock Award Agreement under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 99.4 of the Company's Registration Statement on Form S-8 dated June 15, 2011)
10.13	—
Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties (incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q dated November 9, 2006)
10.14	—
Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-Q dated November 9, 2006)
10.15	—
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

Exhibit Number		Description of Exhibit
10.16	—	Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 7, 2006)
10.17	—
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 7, 2006)
10.18	—
Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2006)
10.19	—
Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 28, 2006)
10.20	—
Amendment No. 1 to Loan Agreement, dated as of February 27, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K dated July 24, 2007)
10.21	—
Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-Q dated August 10, 2007)
10.22	—
Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.24 of the Company's Form 10-Q dated August 10, 2007)
10.23	—
Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 3, 2007)
10.24	—
Amendment No. 10 to Revolving Credit Agreement, dated as of August 22, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 28, 2007)
10.25	—
Amendment No. 3 and Consent to Revolving Credit Agreement, dated August 22, 2007, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated August 28, 2007)
10.26	—
Subordinated Delayed Draw Credit Agreement, dated as of September 5, 2007, among FirstCity Financial Corporation, as Borrower, and the Lenders named therein, as Lenders, and BoS(USA), Inc., as agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 10, 2007)

Exhibit Number		Description of Exhibit
10.27	—	Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 18, 2008)
10.28	—
Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated July 18, 2008)
10.29	—
Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated July 18, 2008)
10.30	—
Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.40 of the Company's Form 10-Q dated November 10, 2008)
10.31	—
Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-Q dated November 10, 2008)
10.32	—
Amendment and Consent No. 27 to Revolving Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 15, 2008)
10.33	—
Amendment and Consent No. 14 to Subordinated Delayed Draw Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 15, 2008)
10.34	—
Amendment and Consent No. 7 to Revolving Credit Agreement, dated as of December 12, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 15, 2008)
10.35	—
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
10.36	—
Conditional Waiver Agreement Regarding Event of Default, dated and effective as of December 31, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, Inc., as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 4, 2009)

Exhibit Number		Description of Exhibit
10.37	—	Amendment No. 3 to Loan Agreement, dated February 18, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.44 of the Company's Form 10-Q dated May 12, 2009)
10.38	—
Amended and Restated General Continuing Limited Guaranty, dated February 18, 2009, by FirstCity Financial Corporation, as Guarantor, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-Q dated May 12, 2009)
10.39	—
Separation Agreement, Release and Amendment to Award Agreements dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated June 5, 2009)
10.40	—
Retainer Agreement, dated June 4, 2009, by and between Richard J. Vander Woude, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated June 5, 2009)
10.41	—	Recommendation of Compensation Committee for a 2009 bonus plan for certain executive officers and two other employees (incorporated herein by reference to the Company's Form 8-K dated August 19, 2009)
10.42	—
Agreement and Stipulation of Settlement, dated September 25, 2009, between FCLT Loans Asset Corporation, FirstCity Financial Corporation, and Timothy J. Blair, Class Representative of former employee beneficiaries (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated September 30, 2009)
10.43	—
2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 1, 2009, as amended by supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)
10.44	—
Amendment Number One to FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)
10.45	—
Amendment No. 4 to Loan Agreement, dated November 2, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 10, 2009)
10.46	—
Press release dated December 22, 2009, pursuant to Item 7.01, announcing the Company's receipt of final settlement proceeds pursuant to the Agreement and Stipulation of Settlement described in its release dated September 30, 2009 and in Form 8-K filed on September 30, 2009 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated December 22, 2009)
10.47	—
Approval by the Company's Board of Directors of the Compensation Committee's recommendation for a 2010 bonus plan for certain executive officers of the Company (incorporated herein by reference to the Company's Form 8-K dated February 16, 2010)

Exhibit Number		Description of Exhibit
10.48	—	Amendment and Consent No. 33 to Revolving Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
10.49	—
Amendment and Consent No. 20 to Subordinated Delayed Draw Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
10.50	—
Amendment and Consent No. 9 to Revolving Credit Agreement, dated as of March 26, 2010, among FH Partners LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company's Form 8-K dated March 29, 2010)
10.51	—
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
10.52	—
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
10.53	—
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
10.54	—
Securities Purchase Agreement, dated June 29, 2010, by and among FirstCity Financial Corporation and Värde Investment Partners, L.P. (incorporated herein by reference to Exhibit 10.60 of the Company's Form 10-Q dated August 16, 2010)
10.55	—
Form of Restricted Stock Award Agreement under the FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.61 of the Company's Form 10-Q dated August 16, 2010)
10.56	—
Approval by the Company's Board of Directors of the Compensation Committee's recommendation for a 2011 bonus plan for certain executive officers of the Company (incorporated herein by reference to the Company's Form 8-K dated March 21, 2011)
10.57	—
Amended and Restated Reducing Note Facility Agreement, dated as of December 19, 2011, among FirstCity Commercial Corporation, as borrower, FLBG Corporation, as guarantor, and Bank of Scotland plc, as lender, agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 23, 2011)

Exhibit Number			Description of Exhibit
10.58		—	Amended and Restated Guaranty Agreement, dated as of December 19, 2011, by FirstCity Financial Corporation, for the benefit Bank of Scotland plc, as lender and party to the Amended and Restated Reducing Note Facility Agreement dated December 19, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 23, 2011)
10.59		—
Reducing Note Facility Agreement, dated as of December 19, 2011, among FLBG2 Holdings LLC, as borrower, BOS (USA) Inc., as lender, and Bank of Scotland plc, as agent and collateral agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 23, 2011)
10.60		—
Term Loan Agreement, dated as of December 19, 2011, among FH Partners LLC, as borrower, and Bank of America, N.A., as agent and lender (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated December 23, 2011)
10.61*		—	Form of Indemnification Agreement between FirstCity Financial Corporation and each of its directors and officers
21.1*		—	Subsidiaries of the Registrant
23.1*		—	Consent of KPMG LLP
31.1*		—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*		—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	—	XBRL Instance Document
101.SCH	**	—	XBRL Taxonomy Extension Schema Document
101.CAL	**	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB	**	—	XBRL Taxonomy Label Linkbase Document
101.PRE	**	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF	**	—	XBRL Taxonomy Definition Linkbase Document

*
Filed herewith.

**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 30, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. P. HENDRY William P. Hendry	Chairman of the Board and Director	March 30, 2012
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 30, 2012
/s/ RICHARD E. BEAN Richard E. Bean	Director	March 30, 2012
/s/ DANE FULMER Dane Fulmer	Director	March 30, 2012
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	March 30, 2012
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 30, 2012
/s/ F. CLAY MILLER F. Clay Miller	Director	March 30, 2012