Form 10-K/A
period 2011-12-31
FIRSTCITY FINANCIAL CORP
filed 2012-04-30
CIK 828678

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011 was $58,749,874 based on the closing price of the common stock of $6.60 per share on such date as reported on the NASDAQ Global Select Market.

The number of shares of the registrant’s common stock outstanding at April 18, 2012 was 10,556,197.

FIRSTCITY FINANCIAL CORPORATION

EXPLANATORY NOTE

FirstCity Financial Corporation (the “Company,” “FirstCity,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amended Report”) to its Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (“Original Report”), for the sole purpose of including disclosures under Part III, Items 10 through 14, of Form 10-K, which were not included in the Original Report. Our definitive proxy statement for our 2012 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of March 30, 2012 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth for the name, age and position concerning each member of the FirstCity’s Board of Directors (the “Board”):

Name	Age	Position
William P. Hendry	62	Chairman of the Board
C. Ivan Wilson	84	Vice Chairman of the Board
James T. Sartain	63	President, Chief Executive Officer and Director
Richard E. Bean	68	Director
Dane Fulmer	61	Director
Robert E. Garrison, II	70	Director
D. Michael Hunter	69	Director
F. Clayton Miller	48	Director

William P. Hendry has served on the Board as a director of FirstCity since August 2010, and Chairman of the Board since August 2011. Mr. Hendry has more than 30 years of experience in the banking industry and headed Bank of Scotland’s operations in the United States before it was acquired in 2009 by Lloyds Banking Group. He launched W.P. Hendry and Associates in February 2009, a bank consulting firm that handles complex business and lending issues. Mr. Hendry has held senior banking positions in Scotland, Northern Ireland, Canada, the Middle East, Africa and the United States. Mr. Hendry has extensive experience in mergers and acquisitions, most notably at Drive Financial Services (a national subprime auto lender) where he led HBOS plc’s investment analysis group in 2000, then becoming Chairman of the Board until the business was sold to Banco Santander in 2006. Mr. Hendry holds an MBA from the University of Strathclyde and completed advanced management programs at Wharton Business School and Harvard Business School. Mr. Hendry is an experienced leader whose numerous management positions and global experiences in the financial services sector have provided him with an abundance of skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on our Board.

C. Ivan Wilson has served as Vice Chairman of the Board of FirstCity since its acquisition by merger (the “Merger”) of First City Bancorporation of Texas, Inc. (“FCBOT”) in July 1995. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas — Corpus Christi, one of FCBOT’s banking subsidiaries. Mr. Wilson currently serves on the board of directors of Driscoll Children’s Hospital based in South Texas, and previously served as the hospital’s board chairman for 10 years through September 2011. Mr. Wilson was selected to serve as a director of FirstCity because of his significant understanding of the Company’s business and his extensive experience in the financial services industry.

James T. Sartain has served on the Board as a director and President of FirstCity since the Merger and Chief Executive Officer since January 2001. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk Corporation. Mr. Sartain was selected to serve as a director of FirstCity because of his understanding and deep institutional knowledge of the Company’s business, his extensive employment experience with FirstCity and his significant industry and management expertise.

Richard E. Bean has served on the Board as a director of FirstCity since the Merger, and also served as the Chairman of the Board from 2005 until August 2011. Since 1976, Mr. Bean has served as a director and Executive Vice President of Pearce Industries, Inc., a privately-held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio Committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of FCBOT. Mr. Bean is currently a director, Chairman of the Audit Committee, and Chairman of the Compensation Committee of WCA Waste Corporation, a publicly-owned solid waste collection and disposal company, and a director and Chairman of the Audit Committee of The Edelman Financial Group Inc., a publicly-owned financial services firm (formerly known as Sanders Morris Harris Group Inc.). Mr. Bean is also a stockholder and director of several private closely-held corporations. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the

University of Texas at Austin and has been a Certified Public Accountant since 1968. Mr. Bean was selected to serve as a director of FirstCity due to his wide-ranging experience, his depth of knowledge of FirstCity and his extensive financial experience. Mr. Bean qualifies as an “audit committee financial expert” under the SEC’s guidelines.

Dane Fulmer has served on the Board as a director of FirstCity since May 1999. Mr. Fulmer is an independent consultant and provides risk management services. From August 1995 until January 2004, Mr. Fulmer served as Executive Vice President and Director of Risk Management for John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1995, Mr. Fulmer served as Executive Vice President of Merchants Investment Center, a broker/dealer and investment advisory firm, and as portfolio manager for Merchants National, the parent company. Mr. Fulmer’s experience includes management of investment securities for commercial banks and corporations, and he has over 40 years of experience in managing financial assets. Mr. Fulmer’s investment management expertise and extensive experience identifying and evaluating risks in corporate operations provides FirstCity with a skilled investment advisor and invaluable resource for assessing and managing risks and planning for corporate strategy.

Robert E. Garrison, II has served on the Board as a director of FirstCity since May 1999. Mr. Garrison currently serves as a director and Chairman of the Audit Committee of Crown Castle International (a publicly-owned company that is an independent owner and operator of shared wireless infrastructures), and as a director of Prosperity Bank (a bank subsidiary of Prosperity Bancshares, Inc., a publicly-owned financial holding company). Mr. Garrison previously served as President and CEO of Sanders Morris Harris Group (“SMHG”), a publicly-owned financial services company (currently known as The Edelman Financial Group Inc.), from January 1999 until May 2002 and as President until May 2009, and he also served as Chairman of the Executive Committee of SMHG from May 2009 until December 2011. In addition, Mr. Garrison previously served as Executive Vice President and a director of Harris Webb & Garrison, and also served as Chairman, Chief Executive Officer, and a director of Pinnacle Management & Trust Co. (Mr. Garrison co-founded both of these investment companies in 1994). Mr. Garrison is also a stockholder and director of several private closely-held corporations. Mr. Garrison has over 40 years of experience in the securities industry and is a chartered financial analyst. As the Chairman of the Audit Committee of a public company and former principal executive officer of another public company, Mr. Garrison provides invaluable insight and guidance on the issues of corporate strategy and risk management.

D. Michael Hunter has served on the Board as a director of FirstCity since August 2005. From March 2005 until April 2008, Mr. Hunter served as the Vice Chairman of the Board of Directors of Prosperity Bancshares, Inc. (a publicly-owned financial holding company) and served as a director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. in March 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bancshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served 24 years with FCBOT. Mr. Hunter is an experienced leader of major banking organizations and brings to the Board of Directors of FirstCity strong executive management skills and experience serving on the boards of other public companies.

F. Clayton Miller has served on the Board as a director of FirstCity since February 2006. Mr. Miller is a founding partner at Stone Arch Capital, a private equity fund based in Minneapolis, Minnesota. From 1998 to 2004, Mr. Miller was the Managing Partner of Churchill Equity Partners, the private equity arm of Churchill Capital, Inc. Mr. Miller is a graduate of the University of Michigan (B.A.) and Northwestern University School of Law (J.D., cum laude), and received a degree from the Harvard Business School (M.B.A., with honors). Mr. Miller has over 20 years of private equity investing and legal experience. Mr. Miller brings to the Board of Directors keen business and financial judgment and an extensive understanding of the Company’s industry, as well as significant leadership experience.

Board of Directors and Committee Information

The Board is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. The basic responsibility of the Board is to oversee the management of the businesses and affairs of FirstCity. The Board held five meetings during 2011. Each director who served on the Board in 2011 attended at least 75% of the total number of meetings held by the Board and at least 75% of the meetings of the Board committees of which he was a member in 2011.

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

Audit Committee. The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2011. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the “Investors” section. During 2011, the Audit Committee held four meetings.

The Audit Committee is primarily concerned with the integrity of the Company’s consolidated financial statements, the effectiveness of the Company’s internal control over financial reporting, the Company’s compliance with legal and regulatory requirements, the independence, qualifications and performance of the independent registered public accounting firm, and the objectivity and performance of the Company’s internal audit function.

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

•            the systems of internal controls established by the management and the Board; and

•            the audit process.

The Audit Committee also meets with the independent registered public accounting firm and with appropriate Company financial personnel about these matters. The functions of the Audit Committee also include recommending to the Board which independent registered public accounting firm should be engaged by the Company to perform the annual audit, reviewing annually the Company’s Audit Committee Charter, approving certain other types of professional services rendered to the Company by the independent registered public accounting firm and considering the possible effects of such services on the independence of such public accountants. The independent registered public accounting firm periodically meets alone with the Audit Committee and has unrestricted access to the Audit Committee.

The Board has determined that at least one member of the Audit Committee, Mr. Bean, is an “audit committee financial expert” as defined in SEC regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

Compensation Committee. The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison, Hunter and Miller during 2011. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) “independent directors” under the listing standards of the NASDAQ Stock Market, (ii) “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act, and (iii) “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the “Investors” section. During 2011, the Compensation Committee held two meetings.

The Compensation Committee is responsible for evaluating and developing the compensation policies applicable to the executive officers of the Company and its subsidiaries. The Compensation Committee’s charter sets forth the following responsibilities, among others, for the committee:

•            Review the compensation philosophy and strategy in regard to achieving the Company’s objectives and performance goals and the long-term interests of the Company’s stockholders;

•            Administer the Company’s incentive compensation and stock option and other equity-based plans; and

•            Review annually and make recommendations to the Board with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity-based awards for the President and Chief Executive Officer and all other executive officers.

In essence, the Compensation Committee’s fundamental responsibility is to administer the Company’s compensation program for its executive officers, which generally include those employees whose job responsibilities and policy-making authority are the broadest and most significant. The Compensation Committee is responsible for ensuring that the Company’s compensation policies and practices support the successful recruitment, development, and retention of the executive talent required by the Company to achieve its business objectives.

Recommendations regarding compensation of the Company’s executive officers (other than the compensation of the President and Chief Executive Officer), including base salary adjustment, performance-based bonuses, additional bonuses and equity awards, are submitted by the Company’s President and Chief Executive Officer to the Compensation Committee. The Compensation Committee reviews the recommendations of the President and Chief Executive Officer and makes all final decisions regarding the compensation of the President and Chief Executive Officer and the other executive officers. The compensation of the President and Chief Executive Officer and the other executive officers may be submitted by the Compensation Committee for review and approval of the Board, except that (1) in such case, the President and Chief Executive Officer does not participate in the review, modification or approval of the recommendations of the Compensation Committee, with respect to his compensation and (2) all reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2011. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the “Investors” section. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the President and Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers, and is responsible for conducting an annual review of the Company’s Code of Business Conduct and Ethics. During 2011, the Nominating and Corporate Governance Committee held one meeting, and took action on one occasion by unanimous consent.

Executive Committee. At December 31, 2011, the Executive Committee consisted of Messrs. Sartain (Chairman), Hendry and Bean. Subject to certain limitations specified by the Company’s bylaws and the Delaware General Corporate Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2011, the Executive Committee held no meetings, but did take action on four occasions by unanimous consent.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.fcfc.com under the “Investors” section. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website, unless otherwise required by NASDAQ listing standards to disclose any waiver in a Current Report on Form 8-K. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Executive Officers

Information concerning the executive officers of FirstCity, who do not serve on the Board, is set forth below. Executive officers are appointed annually by the Board and serve at the discretion of the Board.

Name	Age	Position
Jim W. Moore	61	Executive Vice President, Chief Operating Officer, and Director of Servicing
J. Bryan Baker	51	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	54	Senior Vice President, Director of Acquisitions
Joe S. Greak	63	Senior Vice President, Director of Tax
James C. Holmes	55	Senior Vice President, Treasurer, and Director of Finance
Mark B. Horrell	49	Senior Vice President

Jim W. Moore serves as Executive Vice President and Chief Operating Officer, and is also the Director of Servicing. Mr. Moore rejoined FirstCity in 2008 after spending the previous seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP (“Drive”), a national subprime auto lender. Mr. Moore served in various capacities at Drive including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior-level officer prior to the formation of Drive, which resulted as part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore’s past experiences also include serving as the President of three different Texas commercial banks. Mr. Moore has more than 35 years of financial services and banking experience.

J. Bryan Baker has served as Senior Vice President and Chief Financial Officer of FirstCity since June 2000. Mr. Baker’s previous positions with FirstCity included Vice President and Treasurer from August 1999 to June 2000, Vice President and Controller from November 1996 to August 1999, and Vice President and Assistant Controller from 1995 to November 1996. From 1990 to 1995, Mr. Baker was employed at a Central Texas-based public accounting firm, where he was involved in both auditing and consulting. From 1988 to 1990, he served as the Controller of a Texas commercial bank holding company. Mr. Baker is a certified public accountant.

Terry R. DeWitt has served as Senior Vice President responsible for FirstCity’s due diligence and investment evaluation since the Merger, and he currently serves as the Director of Acquisitions. Mr. DeWitt served as Senior Vice President responsible for due diligence and investment evaluation of J-Hawk Corporation from 1992 to the Merger. Prior to 1992, Mr. DeWitt served in executive management roles, including President, with three different Texas commercial banks. Mr. DeWitt has more than 25 years of financial services and banking experience.

Joe S. Greak has served as Senior Vice President and Director of Tax of FirstCity since the Merger. Mr. Greak was the Tax Manager of FCBOT from 1993 through the date of the Merger. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City—Houston, N.A. Prior to 1992, he was Senior Vice President and Tax Director of First City, Texas—Houston, N.A. Mr. Greak is a certified public accountant.

James C. Holmes has served as Senior Vice President of FirstCity since the Merger, and currently serves as the Treasurer (since 1993) and Director of Finance (since June 2008). Mr. Holmes has served in executive management positions at FirstCity in U.S. acquisitions, servicing and operations since the Merger. Prior to the Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes served as Vice President in commercial lending for a Texas commercial bank. Mr. Holmes has more than 25 years of experience in the financial services and banking sector.

Mark B. Horrell has served as Senior Vice President of FirstCity since August 2011 and served previously as Vice President since 2008. Mr. Horrell currently serves as the co-head of the U.S. acquisition platform. Previous to his employment at FirstCity, Mr. Horrell spent 10 years as an organizing partner, principal and portfolio manager in various private investment fund vehicles focused on the purchase and management of a wide array of securities including fixed income and equity investment instruments. Prior to his fund creation and management tenure, Mr. Horrell served for 15 years as a commercial banker in various capacities at an Oklahoma commercial bank, including Investment Portfolio Manager and Loan Review Manager. Mr. Horrell is a certified public accountant and registered investment advisor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file reports of their ownership, and any changes in that ownership, with the SEC. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely on our review of such reports and written representations from certain reporting persons that no other reports were required, we believe that for the fiscal year ended December 31, 2011, our directors, executive officers and 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning compensation for fiscal years 2011 and 2010 to (1) the Company’s Chief Executive Officer and the Company’s other two most-highly compensated executive officers (collectively, the “Named Executive Officers”).

				(2)
			(1)	Non-Equity	(3)
			Stock	Incentive Plan	All Other	Total
		Salary	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)
James T. Sartain,	2011	500,000	84,211	470,455	16,876	1,071,542
President and Chief Executive Officer	2010	500,000	—	275,000	16,876	791,876

Terry R. DeWitt,	2011	300,000	77,735	438,668	5,328	821,731
Senior Vice President	2010	300,000	—	254,000	5,328	559,328

James C. Holmes,	2011	300,000	77,735	438,668	5,328	821,731
Senior Vice President	2010	300,000	—	254,000	5,328	559,328

(1)               These amounts represent the aggregate grant-date fair value of stock awards, calculated in accordance with the FASB’s accounting guidance on share-based payments. Refer to Note 13 to the consolidated financial statements in the Original Report for a discussion of the valuation methodology used in calculating these amounts.

(2)               This column reports the cash portion of the bonus earned by the Named Executive Officers in 2011 and 2010 under the Company’s management bonus plans and paid in March 2012 and March 2011, respectively.

(3)               The total amounts included under “All Other Compensation” for 2011 consist of (a) amounts contributed to match a portion of such employee’s contributions under a 401(k) plan (“401(k) Match”), (b) excess premiums paid on supplemental life insurance policies (“Supplemental Life”), and (c) personal use of a business vehicle (“Auto”). The following table details the amounts paid during 2011 for each of the categories:

	401(k)	Supplement
Executive	Match($)	Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$2,376	$10,000	$16,876
Terry R. DeWitt	4,500	828	—	5,328
James C. Holmes	4,500	828	—	5,328

In March 2012, the Compensation Committee subjectively evaluated the Company’s overall performance against the guidelines set for 2011 under the Company’s management bonus plan and determined that the Company’s goals were achieved or exceeded. The Compensation Committee concluded that overall Company performance for the year met or exceeded expectations and wanted to also recognize significant efforts on behalf of certain members of the management team during the year to achieve this performance. The Compensation Committee awarded cash and restricted stock bonuses to the Named Executive Officers. The restricted stock will vest in three equal annual installments beginning one year from the grant date.

The cash bonuses were paid in March 2012 and are included in the Summary Compensation Table for 2011 above under the Non-Equity Incentive Plan Compensation column. The shares of restricted stock were granted in March 2012 and, therefore, in accordance with SEC rules, do not appear in the Summary Compensation Table for 2011. Following are the number of shares of restricted stock that were granted to our Named Executive Officers in March 2012: Mr. Sartain — 25,781 shares; Mr. DeWitt — 24,039 shares; and Mr. Holmes — 24,039 shares.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on stock option and restricted stock grants awarded to each Named Executive Officers that were outstanding as of December 31, 2011. The market value of the restricted stock awards was based on the closing market price of FirstCity’s common stock on December 30, 2011 of $8.50 per share.

		Option Awards (1)				Stock Awards (2)
						Number of	Market Value
		Number of Shares Underlying		Option	Option	Stock Shares	of Stock Shares
	Award	Unexercised Options (#)		Exercise	Expiration	That Have	That Have
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	Not Vested (#)	Not Vested ($)
James T. Sartain	5/13/2004	37,500	—	$7.25	5/13/2014
	10/12/2005	11,000	—	$11.33	10/12/2015
	8/13/2009	25,000	25,000	$6.93	8/13/2019
	3/31/2011					13,056	$110,976

Terry R. DeWitt	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	8,000	—	$9.85	10/11/2017
	8/13/2009	17,500	17,500	$6.93	8/13/2019
	3/31/2011					12,052	$102,442

James C. Holmes	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	8,000	—	$9.85	10/11/2017
	8/13/2009	12,500	12,500	$6.93	8/13/2019
	3/31/2011					12,052	$102,442

(1)	Stock options become exercisable in four equal annual installments beginning on the first anniversary of the grant date.
(2)	Restricted stock vests in three equal annual installments beginning on the first anniversary of the grant date.

Potential Payments Upon Termination or Change-In-Control

Our Named Executive Officers are entitled under the Company’s stock option and award plans to certain rights upon a “change in control” event that impacts the Company. The events that are deemed to constitute a change in control were selected because each reflects a circumstance in which a new person or group would be expected to obtain control or effective control over our policies and direction. In those circumstances, the Compensation Committee believes it would be appropriate to provide management the benefit of the awards that have been conveyed prior to such event and to waive the service and other conditions applicable to management’s rights to such awards, because such change could reasonably be expected to materially alter our policies and objectives, and/or result in a material change in the composition of management.

In the event of a Change in Control (as defined below), the Named Executive Officers have certain rights in regard to their stock options and restricted stock under the Company’s stock option and award plans:

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

A “Change in Control” is defined as follows:

(1)          an acquisition by any person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of common stock or voting securities of FirstCity entitled to vote generally in the election of directors; provided that, such acquisition would result in such person beneficially owning 25% or more of common stock or 25% or more of the combined voting power of the Company’s voting securities; and provided further that, immediately prior to such acquisition such person was not a direct or indirect beneficial owner of 25% or more of common stock or 25% or more of the combined voting power of FirstCity’s voting securities, as the case may be; or

(2)          the consummation of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, or the consummation of the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction; or

(3)          a change in the composition of the Board such that the individuals who, constitute the Board cease for any reason to constitute at least a majority of the Board; provided that, any individual who becomes a member of the Board whose election, or nomination for election by the Company’s stockholders, was approved by at least a majority of those individuals who are members of the Board and who were also members of such incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of such incumbent Board; and provided further that, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (within the meaning of Rule 14a-11 of Regulation 14A under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board shall not be so considered as a member of such incumbent Board.

The following table summarizes the potential change in control benefits under the Company’s stock option and award plans that each of the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2011.

Name	Stock Options (1)	Restricted Stock (2)	Total
James T. Sartain	$39,250	$110,976	$150,226

Terry R. DeWitt	$27,475	$102,442	$129,917

James C. Holmes	$19,625	$102,442	$122,067

(1)	Represents the intrinsic value of the acceleration of all unvested, in-the-money stock options based on FirstCity’s closing common stock price as of December 30, 2011.
(2)	Represents the value of the acceleration of all unvested restricted stock shares based on FirstCity’s closing common stock price as of December 30, 2011.

Director Compensation Table

The following table sets forth information regarding the compensation of FirstCity’s outside directors for the fiscal year ended December 31, 2011.

	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Option Awards (4)
Name (1)	($)	($)	($)	Total ($)
William P. Hendry	32,500	26,869	—	59,369
C. Ivan Wilson	35,000	26,869	—	61,869
Richard E. Bean	43,750	26,869	—	70,619
Dane Fulmer	35,000	26,869	—	61,869
Robert E. Garrison, II	30,000	26,869	—	56,869
D. Michael Hunter	30,000	26,869	—	56,869
F. Clayton Miller	30,000	26,869	—	56,869

(1)

James T. Sartain is not included in this table as he is an employee of FirstCity and, accordingly, received no compensation for his services as a director. Mr. Sartain’s compensation, as an employee of FirstCity, is shown in the Summary Compensation Table above.

(2)

During 2011, FirstCity’s non-employee directors each received an annual retainer of $30,000 (paid in quarterly installments). The chair of the Audit Committee received an additional annual retainer of $10,000 (paid in quarterly installments), and the chairs of the Board, Nominating and Corporate Governance Committee, and Compensation Committee each received an additional annual retainer of $5,000 (paid in quarterly installments). Amounts shown in the table above reflect the annual retainer paid to each director as described herein. A director receives a pro-rated amount of the annual retainer for service on the Board and, if applicable, as a committee chair, based on the portion of the year the director served in either such capacity.

(3)

FirstCity’s non-employee directors were each granted 3,894 restricted shares of FirstCity common stock for their service as a director for 2011 under the FirstCity Financial Corporation 2006 Stock Option and Award Plan. These amounts are computed in accordance with the FASB’s accounting guidance on share-based payments (refer to Note 13 to the consolidated financial statements in the Original Report for a discussion of the terms of these awards and valuation methodology used in calculating these amounts). All of these restricted shares of FirstCity common stock were unvested at December 31, 2011.

(4)

No stock options were granted to FirstCity’s non-employee directors in 2011. The aggregate number of stock options outstanding awarded to non-employee directors at December 31, 2011 from awards granted in prior years is as follows: C. Ivan Wilson — 35,000; Richard E. Bean — 25,000; Dane Fulmer — 18,750; Robert E. Garrison, II — 20,000; D. Michael Hunter — 25,000; and F. Clayton Miller — 20,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common stock owned on April 18, 2012 (the “Measurement Date”) by (1) each person who is known by the Company to be the beneficial owner of more than 5% of our common stock outstanding as of such date, (2) each of the Company’s directors, (3) each of the Named Executive Officers, and (4) all of the Company’s directors and executive officers as a group. Except as otherwise indicated, all shares of common stock shown in the table below are held with sole voting and investment power. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company’s stock option and awards plan are deemed to be outstanding for such person or entity (but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person or entity).

		Amount and
		Nature of
Title		Beneficial		Percent
of Class	Name and Address of Beneficial Owner	Ownership(2)		of Class
	Directors and Executive Officers (1):
Common Stock	James T. Sartain	679,259		6.39%
Common Stock	Richard E. Bean	347,292		3.28%
Common Stock	Robert E. Garrison, II	163,509		1.55%
Common Stock	Dane Fulmer	119,209		1.13%
Common Stock	C. Ivan Wilson	82,979		*
Common Stock	D. Michael Hunter	72,459		*
Common Stock	F. Clayton Miller	32,459		*
Common Stock	William P. Hendry	7,644		*
Common Stock	Terry R. DeWitt	254,401		2.40%
Common Stock	James C. Holmes	152,698		1.44%
Common Stock	All directors and executive officers as a group (14 persons)	2,216,851		20.21%

	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. and William J. Nasgovitz	1,545,800	(3)	14.64%
	789 North Water St.
	Milwaukee, WI 53202
Common Stock	First Manhattan Co.	1,025,639	(3)	9.72%
	437 Madison Avenue
	New York, NY 10022
Common Stock	Dimensional Fund Advisors LP	664,536	(3)	6.30%
	Palisades West, Building One
	6300 Bee Cave Road
	Austin, TX 78746

*	Less than 1%

(1)	The business mailing address of each such person is P. O. Box 8216, Waco, Texas 76714.

(2)

Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company’s stock option and award plans as follows: James T. Sartain — 73,500; Richard E. Bean — 25,000; Robert E. Garrison, II — 20,000; Dane Fulmer — 18,750; C. Ivan Wilson — 35,000; D. Michael Hunter — 25,000; F. Clayton Miller — 20,000; Terry R. DeWitt — 48,500; James C. Holmes — 43,500; and all directors and executive officers as a group (14 persons) — 413,750.

(3)

Based on information contained in statements filed with the SEC by the respective reporting persons, the amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc. and William J. Nasgovitz	13G/A	12/31/2011	—	1,460,600	—	1,545,800
First Manhattan Co.	13G/A	12/31/2011	23,900	902,803	23,900	1,001,739
Dimensional Fund Advisors LP	13G/A	12/31/2011	658,838	—	664,536	—

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under the Company’s equity compensation plans:

	Number of Shares
	to Be Issued	Weighted Average	Number of Shares
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by stockholders	589,900	$8.31	311,484	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	589,900	$8.31	311,484

(1)	Issuable shares of our common stock available under the Company’s 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan, and the 2010 Stock Option and Award Plan

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hendry, Hunter, Miller and Wilson are independent directors under the NASDAQ Stock Market Rules. Mr. Sartain, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company. Mr. Hendry, an independent director, was appointed as Chairman of the Board in August 2011 and currently presides over executive sessions of the non-employee directors. Mr. Bean served as Chairman of the Board and presided over executive sessions of the non-employee directors from January 2011 until Mr. Hendry’s appointment.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company owns equity interests in various asset portfolios and other investments through investment entities formed with one or more other co-investors (“Acquisition Partnerships”). Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the Acquisition Partnerships, but receive no additional compensation for serving in such capacity. The Company provides asset servicing services to certain of the Acquisition Partnerships pursuant to servicing agreements between the Company and the Acquisition Partnerships. Service fees derived from such affiliates totaled $10.2 million for 2011.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following table presents fees billed for professional audit services rendered by KPMG LLP (“KPMG”) as our independent registered public accounting firm for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit fees	$1,213,099	$1,289,374
Audit-related fees	—	—
Tax fees	16,500	16,500
All other fees	—	—
Total	$1,229,599	$1,305,874

Audit Fees.  Audit fees include fees and related expenses ($126,000 and $120,000 for 2011 and 2010, respectively) for professional services rendered by our independent registered public accounting firm for the annual audit of our consolidated financial statements (and the financial statements of certain subsidiaries) and of our internal control over financial reporting, the quarterly review of our financial statements, and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees.  We did not engage KPMG for audit-related services for fiscal years 2011 and 2010.

Tax Fees.  Tax fees for 2011 and 2010 consist of professional services rendered by KPMG related to transfer pricing studies.

All Other Fees.  We did not engage KPMG for other professional services for fiscal years 2011 and 2010.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the Company’s independent registered public accounting firm. Except as noted below, no audit services or non-audit services shall be provided to the Company by the independent registered public accounting firm unless first pre-approved by the Audit Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC. If the Audit Committee approves an audit service within the scope of the engagement of the independent registered public accounting firm, such audit service shall be deemed to have been pre-approved.

Pre-approval shall not be required for non-audit services provided by the independent registered public accounting firm if (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than the 5% of the total amount of revenues paid by the Company to the independent registered public accounting firm during the fiscal year in which such non-audit services are provided, (ii) such non-audit services were not recognized by the Company at the time of the independent registered public accounting firm’s engagement to be non-audit services, and (iii) such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit for the year in which the non-audit services were commenced.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

1.             Financial Statements

The information required in this item was included in FirstCity’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

2.             Financial Statement Schedules

The information required in this item was included in FirstCity’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

3.               Exhibits

Exhibit Number		Description of Exhibit

2.1	—

Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995)

2.2	—

Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995)

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995)

3.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 30, 2005)

3.3	—	Certification of Elimination of New Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 18, 2011)

10.1	—

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

Form of Option Award Agreement for Non-Employee Directors under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 17, 2007)

10.11	—

Form of Option Award Agreement for Employees under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 17, 2007)

10.12	—

Form of Restricted Stock Award Agreement under FirstCity Financial Corporation 2006 Stock Option and Award Plan (incorporated herein by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 dated June 15, 2011)

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

10.35	—

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

10.41	—	Recommendation of Compensation Committee for a 2009 bonus plan for certain executive officers and two other employees (incorporated herein by reference to the Company’s Form 8-K dated August 19, 2009)

10.42	—

Agreement and Stipulation of Settlement, dated September 25, 2009, between FCLT Loans Asset Corporation, FirstCity Financial Corporation, and Timothy J. Blair, Class Representative of former employee beneficiaries (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated September 30, 2009)

10.43	—

2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 1, 2009, as amended by supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)

10.44	—

Amendment Number One to FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)

10.45	—

Amendment No. 4 to Loan Agreement, dated November 2, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 10, 2009)

10.46	—	Press release dated December 22, 2009, pursuant to Item 7.01, announcing the Company’s receipt of final settlement proceeds pursuant to the Agreement and Stipulation of Settlement described in its release dated September 30, 2009 and in Form 8-K filed on September 30, 2009 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated December 22, 2009)

10.47	—

Approval by the Company’s Board of Directors of the Compensation Committee’s recommendation for a 2010 bonus plan for certain executive officers of the Company (incorporated herein by reference to the Company’s Form 8-K dated February 16, 2010)

10.48	—

Amendment and Consent No. 33 to Revolving Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company’s Form 8-K dated March 29, 2010)

10.49	—

Amendment and Consent No. 20 to Subordinated Delayed Draw Credit Agreement, dated as of March 26, 2010, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to the Company’s Form 8-K dated March 29, 2010)

10.50	—

Amendment and Consent No. 9 to Revolving Credit Agreement, dated as of March 26, 2010, among FH Partners LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland plc, as Agent (incorporated herein by reference to the Company’s Form 8-K dated March 29, 2010)

10.51	—

Reducing Note Facility Agreement, dated June 25, 2010, among FirstCity Financial Corporation and FH Partners LLC, as Borrowers, FLBG Corporation, as Guarantor, Bank of Scotland plc and BoS(USA), Inc., as Lenders, and Bank of Scotland plc, acting through its New Your Branch, as Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.57 of the Company’s Form 10-Q dated August 16, 2010)

10.52	—

Limited Guaranty Agreement, dated June 25, 2010, by FirstCity Financial Corporation, as Guarantor, in favor of Bank of Scotland plc, acting through its New York Branch, as Agent, for the benefit of Bank of Scotland plc and BoS(USA), Inc., as Lenders and parties to the Reducing Note Facility Agreement dated June 25, 2010 (incorporated herein by reference to Exhibit 10.58 of the Company’s Form 10-Q dated August 16, 2010)

10.53	—

Form of Investment Agreement, dated June 29, 2010, by and between FC Diversified Holdings LLC and FirstCity Servicing Corporation and Värde Investment Partners, L.P. (confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.59 of the Company’s Form 10-Q dated August 16, 2010)

10.54	—

Securities Purchase Agreement, dated June 29, 2010, by and among FirstCity Financial Corporation and Värde Investment Partners, L.P. (incorporated herein by reference to Exhibit 10.60 of the Company’s Form 10-Q dated August 16, 2010)

10.55	—

Form of Restricted Stock Award Agreement under the FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.61 of the Company’s Form 10-Q dated August 16, 2010)

10.56	—

Approval by the Company’s Board of Directors of the Compensation Committee’s recommendation for a 2011 bonus plan for certain executive officers of the Company (incorporated herein by reference to the Company’s Form 8-K dated March 21, 2011)

10.57	—

Amended and Restated Reducing Note Facility Agreement, dated as of December 19, 2011, among FirstCity Commercial Corporation, as borrower, FLBG Corporation, as guarantor, and Bank of Scotland plc, as lender, agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 23, 2011)

10.58	—

Amended and Restated Guaranty Agreement, dated as of December 19, 2011, by FirstCity Financial Corporation, for the benefit Bank of Scotland plc, as lender and party to the Amended and Restated Reducing Note Facility Agreement dated December 19, 2011 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 23, 2011)

10.59	—

Reducing Note Facility Agreement, dated as of December 19, 2011, among FLBG2 Holdings LLC, as borrower, BOS (USA) Inc., as lender, and Bank of Scotland plc, as agent and collateral agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated December 23, 2011)

10.60	—

Term Loan Agreement, dated as of December 19, 2011, among FH Partners LLC, as borrower, and Bank of America, N.A., as agent and lender (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K dated December 23, 2011)

10.61*	—	Form of Indemnification Agreement between FirstCity Financial Corporation and each of its directors and officers

21.1*	—	Subsidiaries of the Registrant

23.1*	—	Consent of KPMG LLP

31.1**	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Calculation Linkbase Document

101.LAB***	—	XBRL Taxonomy Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Presentation Linkbase Document

101.DEF***	—	XBRL Taxonomy Definition Linkbase Document

*                      Previously filed as an exhibit to FirstCity’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed March 30, 2012.

**               Filed herewith.

***        Previously furnished with FirstCity’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
April 30, 2012
	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)