Form 10-Q
period 2012-03-31
FIRSTCITY FINANCIAL CORP
filed 2012-05-15
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock, par value $.01 per share, outstanding at May 10, 2012 was 10,556,197.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$41,044	$34,802
Restricted cash	1,385	1,229
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $753 and $781	83,050	97,090
Real estate held for sale, net	16,921	26,856
Total Portfolio Assets	99,971	123,946
Loans receivable:
Loans receivable - affiliates	6,677	6,719
Loans receivable - SBA held for sale	3,260	7,614
Loans receivable - SBA held for investment, net of allowance for loan losses of $441 and $333	19,389	19,151
Loans receivable - other, net of allowance for loan losses of $1,083	10,129	12,212
Total loans receivable, net	39,455	45,696
Investment securities available for sale	3,936	3,798
Investments in unconsolidated subsidiaries	116,008	109,393
Service fees receivable ($3,227 and $834 from affiliates)	3,302	913
Servicing assets - SBA loans	1,153	1,090
Assets held for sale	10,402	9,886
Other assets	24,729	25,593
Total Assets (1)	$341,385	$356,346

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$165,304	$189,936
Liabilities associated with assets held for sale	5,293	5,317
Other liabilities	23,830	23,690
Total Liabilities (2)	194,427	218,943

Commitments and contingencies (Note 18)

Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 12,056,197 and 11,890,590, respectively; shares outstanding: 10,556,197 and 10,390,590, respectively)	121	119
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	106,532	106,330
Retained earnings	26,756	18,391
Accumulated other comprehensive loss	(204)	(1,941)
FirstCity Stockholders’ Equity	122,282	111,976
Noncontrolling interests	24,676	25,427
Total Equity	146,958	137,403
Total Liabilities and Equity	$341,385	$356,346

(1)         Our consolidated assets at March 31, 2012 and December 31, 2011 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $28.6 million and $20.4 million; Portfolio Assets, $78.6 million and $98.4 million; Loans receivable, $39.5 million and $45.7 million; Equity investments, $55.0 million and $51.7 million; various other assets, $35.8 million and $35.9 million; and Total assets, $237.5 million and $252.2 million, respectively.

(2)         Our consolidated liabilities at March 31, 2012 and December 31, 2011 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $56.5 million and $70.2 million; Other liabilities, $18.5 million and $19.0 million; and Total liabilities, $75.0 million and $89.2 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Servicing fees ($5,505 and $2,227 from affiliates)	$5,744	$2,425
Income from Portfolio Assets	8,505	12,840
Gain on sale of SBA loans held for sale, net	572	884
Interest income from SBA loans	355	349
Interest income from loans receivable - affiliates	280	738
Interest income from loans receivable - other	101	188
Revenue from railroad operations	1,685	1,430
Other income	2,545	1,923
Total revenues	19,787	20,777
Costs and expenses:
Interest and fees on notes payable to banks and other	1,738	3,583
Interest and fees on notes payable to affiliates	—	380
Salaries and benefits	6,128	5,149
Provision for loan and impairment losses	470	639
Asset-level expenses	1,063	1,414
Costs and expenses from railroad operations	1,228	885
Other costs and expenses	3,321	2,161
Total costs and expenses	13,948	14,211
Earnings before other revenue and income taxes	5,839	6,566
Equity income from unconsolidated subsidiaries	4,467	1,871
Gain on sale of subsidiaries	—	5
Earnings before income taxes	10,306	8,442
Income tax expense	833	602
Net earnings	9,473	7,840
Less: Net income attributable to noncontrolling interests	1,108	4,115
Net earnings attributable to FirstCity	$8,365	$3,725

Basic earnings per share of common stock	$0.80	$0.36
Diluted earnings per share of common stock	$0.80	$0.36

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net earnings	$9,473	$7,840
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	460	(57)
Foreign currency translation adjustments	1,607	691
Total other comprehensive income, net of tax	2,067	634
Total comprehensive income	11,540	8,474
Less comprehensive income attributable to noncontrolling interests:
Net income	(1,108)	(4,115)
Net unrealized gain on securities available for sale, net of tax	(13)	(20)
Foreign currency translation adjustments	(317)	(371)
Comprehensive income attributable to FirstCity	$10,102	$3,968

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated
				Earnings	Other	Non-
	Common	Treasury	Paid in	(Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	3,725	—	4,115	7,840
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(77)	20	(57)
Foreign currency translation adjustments	—	—	—	—	320	371	691
Stock-based compensation expense	—	—	167	—	—	—	167
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	523	523
Distributions to noncontrolling interests	—	—	—	—	—	(5,929)	(5,929)
Balances, March 2011 31, 2011	$118	$(10,923)	$105,689	$(2,101)	$178	$35,705	$128,666

Balances, December 31, 2011	$119	$(10,923)	$106,330	$18,391	$(1,941)	$25,427	$137,403
Net earnings	—	—	—	8,365	—	1,108	9,473
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	447	13	460
Foreign currency translation adjustments	—	—	—	—	1,290	317	1,607
Issuance of common stock under stock- based compensation plans	2	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	204	—	—	—	204
Distributions to noncontrolling interests	—	—	—	—	—	(2,189)	(2,189)
Balances, March 31, 2012	$121	$(10,923)	$106,532	$26,756	$(204)	$24,676	$146,958

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net earnings	$9,473	$7,840
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(2,804)	(5,912)
Proceeds from sales of SBA loans held for sale, net	8,028	10,956
Proceeds applied to income from Portfolio Assets	347	1,594
Income from Portfolio Assets	(8,505)	(12,840)
Provision for loan and impairment losses	470	639
Foreign currency transaction gains, net	(161)	(944)
Equity income from unconsolidated subsidiaries	(4,467)	(1,871)
Gain on sale of SBA loans held for sale, net	(572)	(884)
Depreciation and amortization, net	935	689
Deferred income tax expense	566	443
Decrease (increase) in other assets	(3,383)	86
Increase (decrease) in other liabilities	75	(3,564)
Other, net	(493)	(250)
Net cash used in operating activities	(491)	(4,018)
Cash flows from investing activities:
Purchases of property and equipment, net	(429)	(162)
Net principal payments (advances) on loans receivable	2,211	(201)
Net principal advances on SBA loans held for investment	(627)	(373)
Purchase of investment securities available for sale	—	(3,261)
Net principal payments on investment securities available for sale	413	543
Purchases of Portfolio Assets	(30)	(3,135)
Proceeds applied to principal on Portfolio Assets	25,564	47,917
Contributions to unconsolidated subsidiaries	(9,305)	(2,066)
Distributions from unconsolidated subsidiaries	8,521	10,272
Net cash provided by investing activities	26,318	49,534
Cash flows from financing activities:
Borrowings under notes payable to banks and other	4,757	15,027
Principal payments of notes payable to affiliates	—	(2,122)
Principal payments of notes payable to banks and other	(22,780)	(42,635)
Payments of debt issuance costs and loan fees	(54)	(167)
Proceeds from secured borrowings, net	—	(3,649)
Distributions to noncontrolling interests	(2,189)	(5,929)
Net cash used in financing activities	(20,266)	(39,475)
Effect of exchange rate changes on cash and cash equivalents	681	301
Net increase in cash and cash equivalents	6,242	6,342
Cash and cash equivalents, beginning of period	34,802	46,597
Cash and cash equivalents, end of period	$41,044	$52,939

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$956	$2,937
Cash paid during the period for income taxes, net of refunds	328	187

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

The Company engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in distressed debt transactions and leveraged buyouts. Refer to Note 17 for additional information on the Company’s major business segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The interim results of operations disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, as amended (“2011 Form 10-K”).

The accompanying consolidated financial statements in this Form 10-Q include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities where we are the primary beneficiary as prescribed by the Financial Accounting Standards Board’s (the “FASB”) accounting guidance on variable interest entities (see discussion below). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements and disclosures for prior periods were reclassified to conform to the current period presentation. These reclassifications were not significant and have no impact on FirstCity’s net earnings, total assets or stockholders’ equity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Subsidiaries

If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). We consolidate all VIEs where we are the primary beneficiary as prescribed by the FASB’s accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 15 for more information regarding the Company’s involvement with VIEs.

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

Under the equity method of accounting, the Company’s investments in these unconsolidated entities are carried at the cost of acquisition, plus the Company’s share of equity in undistributed earnings or losses since acquisition. We eliminate transactions with our equity-method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the income or losses of these equity-method subsidiaries is included in our consolidated net income.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to (1) the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; (2) valuation of deferred tax assets and assumptions used in the calculation of income taxes; (3) valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization entities) and related allowances for loan losses, real estate, and investments in unconsolidated subsidiaries; (4) guarantee obligations and indemnifications; and (5) legal contingencies. In addition, management has made significant estimates with respect to the valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. The continuance of challenging economic conditions and disruptions in the financial, capital, real estate and foreign currency markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $26.8 million at March 31, 2012 and $27.9 million at December 31, 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $41.6 million and $53.8 million at March 31, 2012 and December 31, 2011, respectively.

Troubled debt restructurings (TDRs):  Modified Purchased Credit-Impaired Loans are not removed from a loan pool even if those loans would otherwise be deemed TDRs. Modified Purchased Credit-Impaired Loans that are accounted for on an individual basis are considered TDRs if there has been a concession granted to the borrower and the Company does not expect to recover its recorded investment in the loan. Purchased Credit-Impaired Loans that are classified as TDRs are measured for impairment. See Troubled debt restructurings (TDRs) below for accounting guidance on loan modifications that result in classification as TDRs.

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

Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan’s carrying value) or estimated fair value less disposition costs at the date of foreclosure — establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property’s fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

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

Loans Receivable

Loans Held for Sale

The portions of U.S. Small Business Administration (“SBA”) loans that are guaranteed by the SBA are classified by management as loans held for sale. These loans are recorded at the lower of aggregate cost or estimated fair value. The fair value of SBA loans held for sale is based primarily on prices that secondary markets are currently offering for loans with similar characteristics. Net unrealized losses, if any, are recognized through a valuation allowance through a charge to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts receivable, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third-party investor and retains the servicing rights. The Company recognizes gains or losses on these loan sales based on the difference between the sales proceeds received and the allocated carrying value of the loans sold (which included deferred premiums and net origination fees and costs). The non-guaranteed portion of SBA loans is classified as held for investment (discussed below).

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

Troubled debt restructurings (TDRs):  In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Modification of loan terms that may be considered a concession to the borrower may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we may forgive loan principal, the entire amount of such principal forgiveness is immediately charged-off. Loans classified as TDRs are considered impaired loans.

Accounting for Transfers and Servicing of Financial Assets

The Company accounts for transfers of financial assets as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when (1) the transferred assets are legally isolated from the Company or its consolidated affiliates; (2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company; and (3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.

The Company generally services Portfolio Assets acquired through its investments in Acquisition Partnerships. The Company does not recognize capitalized servicing rights related to its Portfolio Assets owned by the Acquisition Partnerships because (1) servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing; (2) consideration is not exchanged between the Company and the Acquisition Partnerships for the servicing rights of the acquired Portfolio Assets; (3) the Company has ownership interests in the Acquisition Partnerships that own the Portfolio Assets it services; and (4) the Company does not have the risks and rewards of ownership of servicing rights. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is based on a percentage of gross cash collections generated from the Portfolio Assets. The rate of servicing fee charged is generally a function of the average face value of the assets within each pool being serviced (the larger the average face value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required for each asset. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains non-controlling equity interests. In all cases, service fees are recognized when they are earned in accordance with the servicing agreements.

The Company has servicing contracts with certain of its Acquisition Partnerships that entitle the Company to receive additional compensation for servicing after a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Acquisition Partnerships receive cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The Acquisition Partnerships accrue a liability for these contingent fees provided that payment of the fees is probable and reasonably estimable.

In connection with the Company’s SBA lending activities, the Company recognizes servicing assets through the sale of originated or purchased loans when servicing rights are retained. The Company initially recognizes and measures at fair value servicing rights obtained from SBA loan sales and purchased servicing rights. The Company subsequently measures these servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

(2)  Recently Adopted Accounting Guidance

Comprehensive Income Presentation

In June 2011, the FASB issued guidance on the presentation of other comprehensive income. This guidance requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. In December 2011, the FASB issued updated guidance that defers indefinitely certain requirements from its June 2011 guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We adopted this guidance for the quarterly period ended March 31, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements Disclosures

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted this guidance for the quarterly period ended March 31, 2012. Since this guidance was disclosure-only in nature, and since the Company’s Level 3 fair value measurements were not significant for the quarterly period ended March 31, 2012, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Note 14 for additional information.

(3)  Disposal Groups Held for Sale

In the fourth quarter of 2011, the Company determined that it expected to sell or otherwise dispose of its three consolidated Mexican Acquisition Partnerships over the next twelve months. The Company wholly-owns two of these subsidiaries, and holds a majority ownership interest in the other subsidiary. In connection with the Company’s disposal plan and expectations, each subsidiary was determined to be a separate disposal group, and the assets and liabilities of each subsidiary are measured at the lower of their respective carrying amount or estimated fair value (less costs to sell) and classified as “held for sale” on the Company’s consolidated balance sheet.

The consolidated assets and liabilities for these Mexican subsidiaries, as measured at the lower of their respective carrying amount or estimated fair value (less costs to sell), have been respectively classified as “Assets held for sale” and “Liabilities associated with assets held for sale” on our consolidated balance sheets. At March 31, 2012 and December 31, 2011, the assets included primarily Portfolio Assets ($5.2 million and $4.8 million, respectively) and an affiliated loan receivable ($5.1 million), and the liabilities included primarily an affiliated note payable ($5.1 million). See Note 16 for additional information related to the affiliated loan receivable and affiliated note payable.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2012
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$60,484	$510	$59,974
Business assets	10,004	200	9,804
Other	3,540	38	3,502
Latin America - commercial real estate	54	—	54
Europe - commercial real estate	4,451	—	4,451
Other	5,270	5	5,265
Total Loan Portfolios	$83,803	$753	83,050

Real estate held for sale, net			16,921

Total Portfolio Assets			$99,971

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2011
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$73,154	$553	$72,601
Business assets	10,742	185	10,557
Other	3,754	38	3,716
Latin America - commercial real estate	50	—	50
Europe - commercial real estate	4,267	—	4,267
Other	5,904	5	5,899
Total Loan Portfolios	$97,871	$781	97,090

Real estate held for sale, net			26,856

Total Portfolio Assets			$123,946

Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland and Bank of America (see Note 8). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

In March 2012, a real estate property with a carrying value of $6.9 million (owned by a subsidiary under the Company’s Special Situations Platform business segment) was acquired by the creditor holding the mortgage secured by this property in a foreclosure transaction. The Company had the legal right to bring the account into good standing by paying all past due payments; however, the Company believed it would be unable to facilitate a positive cash flow on the property for an extended period of time based on local economic conditions. Management further believed that the property’s liquidation value was less than the debt obligation securing the property. Upon acquisition of the real estate property by the creditor and legal release from the obligation, the Company de-recognized the related non-recourse debt obligation from its consolidated balance sheet (see Note 8). This non-cash activity did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2012.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$7,575	$12,327
Purchased performing loans	71	92
UBN	—	87
Other	35	54
Real Estate Portfolios	824	280
Income from Portfolio Assets	$8,505	$12,840

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of March 31, 2012 and 2011, respectively. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2012 and 2011 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$4,732	$1,380
Accretion	(347)	(1,531)
Reclassification from nonaccretable difference	18	226
Disposals	(25)	(1,382)
Transfer from non-accrual	—	21,273
Translation adjustments	—	14
Ending Balance	$4,378	$19,980

Acquisitions of Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2012 and 2011, respectively, are summarized in the table below:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Face value at acquisition	$5,205	$4,137
Cash flows expected to be collected at acquisition, net of adjustments	1,699	4,210
Basis in acquired loans at acquisition	382	3,104

During the three-month period ended March 31, 2012, the Company sold loan Portfolio Assets with an aggregate carrying value of $8.4 million. The Company sold loan Portfolio Assets with an aggregate carrying value of $24.5 million during the three-month period ended March 31, 2011 — which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011. FirstCity has a non-controlling beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security.

For the three-month period ended March 31, 2012, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $0.2 million — which was comprised of a $0.1 million provision for loan losses, net of recoveries, and a $0.1 million impairment charge on real estate portfolios. For the three-month period ended March 31, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $0.5 million — which was comprised of a $0.4 million provision for loan losses, net of recoveries, and a $0.1 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three-month period ended March 31, 2012, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN (1)	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$—	$—	$—	$5	$781
Provisions	128	62	5	—	—	—	—	195
Recoveries	—	(44)	—	—	—	—	—	(44)
Charge offs	(171)	(3)	(5)	—	—	—	—	(179)
Translation adjustments	—	—	—	—	—	—	—	—
Ending balance, March 31, 2012	$510	$200	$38	$—	$—	$—	$5	$753

(1)  The Company sold the underlying UBN loan portfolio in November 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three-month period ended March 31, 2011, are as follows:

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

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial real estate	$64,479	$76,918
Business assets	9,804	10,557
Other commercial	8,767	9,615
	$83,050	$97,090

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,677	$6,719
SBA, net of allowance for loan losses of $441 and $333, respectively	22,649	26,765
Other, net of allowance for loan losses of $1,083 and $1,083, respectively	10,129	12,212

Total loans, net	$39,455	$45,696

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$3,212	$7,483
Capitalized costs, net of fees	48	131
Carrying amount of loans, net	$3,260	$7,614

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$7,614	$11,608
Originations and advances of loans	2,825	5,939
Payments received	(21)	(27)
Capitalized costs	(82)	(49)
Loans sold and transferred	(7,076)	(9,702)
Ending Balance	$3,260	$7,769

Loans receivable — SBA held for sale represent the portions of SBA loans originated or acquired by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost for the three-month periods ended March 31, 2012 and 2011.

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$6,390	$6,518
Discounts, net	(37)	(59)
Capitalized interest	324	260
Carrying amount of loans, net	$6,677	$6,719

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$6,719	$16,781
Advances	—	700
Payments received	(128)	(430)
Capitalized costs	64	(132)
Discount accretion, net	22	22
Loan transfer (1)	—	(1,402)
Foreign exchange gains	—	97
Ending Balance	$6,677	$15,636

(1)          Represents the sale and transfer of a loan to an affiliated entity as partial consideration for the repayment of a note payable to that affiliated entity.

Loans receivable — affiliates represent advances to Acquisition Partnerships and other affiliates to acquire portfolios of under-performing and non-performing commercial and consumer loans and other assets; and senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for capital investments and working capital are generally secured by business assets (i.e. accounts receivable, inventory and equipment).

The Company did not record any provisions for impairment during the three-month periods ended March 31, 2012 and 2011. During the three-month period ended March 31, 2011, the Company sold an affiliated loan with a carrying value of $1.4 million. The Company did not sell any affiliated loans during the three-month period ended March 31, 2012. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$20,943	$20,503
Allowance for loan losses	(441)	(333)
Discounts, net	(1,423)	(1,292)
Capitalized costs	310	273
Carrying amount of loans, net	$19,389	$19,151

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$19,151	$15,415
Originations and advances of loans	942	680
Payments received	(358)	(333)
Capitalized costs	37	24
Change in allowance for loan losses	(108)	(58)
Discount accretion, net	(138)	(68)
Charge-offs	(137)	(86)
Ending Balance	$19,389	$15,574

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured by assets such as accounts receivable, property and equipment, and other business assets. The Company recorded net impairment provisions on SBA loans held for investment of $0.2 million for the three-month period ended March 31, 2012. The impairment provision recorded by the Company for the three-month period ended March 31, 2011 was $0.1 million. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$11,457	$13,541
Allowance for loan losses	(1,083)	(1,083)
Capitalized interest and costs	(245)	(246)
Carrying amount of loans, net	$10,129	$12,212

Changes in loans receivable — other are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$12,212	$13,011
Advances	379	679
Payments received	(2,462)	(748)
Capitalized interest and costs	—	50
Discount accretion, net	—	11
Ending Balance	$10,129	$13,003

Loans receivable — other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company did not record any provisions for impairment for the three-month periods ended March 31, 2012 and 2011. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment for the three-month periods ended March 31, 2012 and 2011:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2012	$333	$—	$1,083	$1,416
Provisions	251	—	—	251
Recoveries	(5)	—	—	(5)
Charge-offs	(138)	—	—	(138)
Balance, March 31, 2012	$441	$—	$1,083	$1,524

Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	153	—	—	153
Recoveries	(9)	—	—	(9)
Charge-offs	(86)	—	—	(86)
Balance, March 31, 2011	$423	$—	$1,083	$1,506

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	Commercial Loans:
(Dollars in thousands)	SBA	Affiliates	Other	Total
March 31, 2012:
Loans individually evaluated for impairment	$703	$6,677	$11,212	$18,592
Loans collectively evaluated for impairment	19,127	—	—	19,127
Total loans evaluated for impairment (excluding loans held for sale)	$19,830	$6,677	$11,212	$37,719

Allowance for loans individually evaluated for impairment	$321	$—	$1,083	$1,404
Allowance for loans collectively evaluated for impairment	120	—	—	120
Total allowance for loan losses	$441	$—	$1,083	$1,524

December 31, 2011:
Loans individually evaluated for impairment	$404	$6,719	$13,295	$20,418
Loans collectively evaluated for impairment	19,080	—	—	19,080
Total loans evaluated for impairment (excluding loans held for sale)	$19,484	$6,719	$13,295	$39,498

Allowance for loans individually evaluated for impairment	$308	$—	$1,083	$1,391
Allowance for loans collectively evaluated for impairment	25	—	—	25
Total allowance for loan losses	$333	$—	$1,083	$1,416

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of March 31, 2012 and December 31, 2011. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

•                  Pass — Includes all loans not included in categories of special mention, substandard or doubtful.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•                  Special Mention — Loans that have potential weaknesses which may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. Loans in this category may also be subject to economic or market conditions which may, in the future, have an adverse effect on the borrower’s debt service ability.

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2012:
SBA - commercial loans	$15,714	$3,314	$372	$430	$19,830

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,677	$—	$6,677
Other - commercial loans	2,529	8,683	11,212
	$9,206	$8,683	$17,889

Total loans (excluding loans held for sale)			$37,719

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011:
SBA - commercial loans	$15,325	$3,648	$107	$404	$19,484

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,719	$—	$6,719
Other - commercial loans	4,398	8,897	13,295
	$11,117	$8,897	$20,014

Total loans (excluding loans held for sale)			$39,498

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables include an aging analysis of our recorded investment in loans held for investment as of March 31, 2012 and December 31, 2011:

	Loans Past Due and Still Accruing
	31-60	61-90		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	Total	Loans	Loans	Loans
March 31, 2012:
Commercial loans:
SBA	$—	$104	$104	$703	$19,023	$19,830
Affiliates	—	—	—	—	6,677	6,677
Other	—	—	—	8,683	2,529	11,212
Total loans (excluding loans held for sale)	$—	$104	$104	$9,386	$28,229	$37,719

December 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$404	$19,080	$19,484
Affiliates	—	—	—	—	6,719	6,719
Other	—	—	—	8,897	4,398	13,295
Total loans (excluding loans held for sale)	$—	$—	$—	$9,301	$30,197	$39,498

The following table presents additional information regarding the Company’s impaired loans as of March 31, 2012 and December 31, 2011:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average
	Without a	With a	Total	Unpaid	Related	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Year
March 31, 2012:
Commercial loans:
SBA	$—	$703	$703	$737	$321	$796
Affiliates	—	—	—	—	—	—
Other	5,713	2,970	8,683	10,311	1,083	8,786
Total loans (excluding loans held for sale)	$5,713	$3,673	$9,386	$11,048	$1,404	$9,582

December 31, 2011:
Commercial loans:
SBA	$—	$404	$404	$425	$308	$652
Affiliates	—	—	—	—	—	—
Other	5,897	3,000	8,897	10,569	1,083	9,648
Total loans (excluding loans held for sale)	$5,897	$3,404	$9,301	$10,994	$1,391	$10,300

The Company did not recognize any significant amounts of interest income on impaired loans during the three-month periods ended March 31, 2012 and 2011.

(6)  Investments in Unconsolidated Subsidiaries

The Company has investments in Acquisition Partnerships and various servicing and operating entities that are accounted for under the equity method of accounting (refer to Note 1). The condensed combined financial position and results of operations of the Acquisition Partnerships (which include our U.S. and foreign Acquisition Partnerships) and the servicing and operating entities (collectively, the “Equity Investees”), are summarized as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Balance Sheets

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$513,456	$450,189
Liabilities	$35,817	$39,401
Net equity	477,639	410,788
	$513,456	$450,189
Servicing and operating entities:
Assets	$168,834	$163,647
Liabilities	$85,838	$86,269
Net equity	82,996	77,378
	$168,834	$163,647
Total:
Assets	$682,290	$613,836
Liabilities	$121,655	$125,670
Net equity	560,635	488,166
	$682,290	$613,836

Equity investment in Acquisition Partnerships	$63,109	$59,952
Equity investment in servicing and operating entities	52,899	49,441
	$116,008	$109,393

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$26,954	$12,885
Costs and expenses	5,703	5,427
Net loss	$21,251	$7,458

Servicing and operating entities:
Revenues	$26,059	$22,013
Costs and expenses	21,313	19,908
Net earnings	$4,746	$2,105

Equity income from Acquisition Partnerships	$2,328	$584
Equity income from servicing and operating entities	2,139	1,287
	$4,467	$1,871

At March 31, 2012 and December 31, 2011, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $418.2 million and $377.7 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$407,996	$349,529
Operating entities	50,905	53,256
Latin America:
Acquisition Partnerships	105,460	100,660
Servicing entities	2,258	1,857
Europe - servicing entities	115,671	108,534
	$682,290	$613,836

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$383,577	$325,557
Operating entities	19,444	20,515
Latin America:
Acquisition Partnerships	94,062	85,231
Servicing entities	810	763
Europe - servicing entities	62,742	56,100
	$560,635	$488,166

Company’s carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$58,537	$55,612
Operating entities	12,442	12,508
Latin America:
Acquisition Partnerships	4,572	4,340
Servicing entities	3,013	2,758
Europe - servicing entities	37,444	34,175
	$116,008	$109,393

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity income (loss) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at March 31, 2012.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$22,597	$7,872
Other Acquisition Partnerships	29	84
Other operating entities	7,429	8,395
Latin America:
Acquisition Partnerships	4,328	4,796
Servicing entity	2,273	2,610
Europe:
Acquisition Partnerships	—	133
MCS et Associes (servicing entity)	15,117	10,014
Other servicing entities	1,240	994
	$53,013	$34,898

Net earnings (loss) of the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$13,628	$5,929
Other Acquisition Partnerships	(827)	(127)
Other operating entities	5	310
Latin America:
Acquisition Partnerships	8,450	1,663
Servicing entity	175	320
Europe:
Acquisition Partnerships	—	(7)
MCS et Associes (servicing entity)	4,370	1,413
Other servicing entities	196	62
	$25,997	$9,563

Company’s equity income (loss) from the Equity Investees:
Domestic:
Combined Varde Acquisition Partnerships	$2,524	$982
Other Acquisition Partnerships	(405)	(50)
Other operating entities	(65)	152
Latin America:
Acquisition Partnerships	209	(356)
Servicing entity	87	160
Europe:
Acquisition Partnerships	—	8
MCS et Associes (servicing entity)	2,069	960
Other servicing entities	48	15
	$4,467	$1,871

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2012, the Company had $12.4 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 10 for additional information.

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$1,193	$954
Servicing Assets capitalized	136	177
Servicing Assets amortized	(61)	(49)
Ending Balance	$1,268	$1,082

Reserve for impairment of servicing assets:
Beginning Balance	$(103)	$(118)
Impairments	(14)	(31)
Recoveries	2	6
Ending Balance	$(115)	$(143)

Ending Balance (net of reserve)	$1,153	$939

Fair value of amortized servicing assets:
Beginning balance	$1,326	$921
Ending balance	$1,376	$1,019

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

(8)  Notes Payable to Banks and Other Debt Obligations

The Company’s notes payable and other debt obligations at March 31, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		March 31,	December 31,
Description	Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount [1] [2]	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by First City, matures December 2014	$80,209	$86,579

BOS (USA) reducing note facility ($25.0 million term note) [1]	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	Secured by all assets of FH Partners, matures December 2014	45,142	49,228

WFCF $25.0 million revolving loan facility [3]	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	17,190	21,405

Non-recourse bank notes payable of various U.S. Portfolio Entities	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	15,636	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries	Secured by assets of the subsidiaries, various maturities through March 2016	5,350	5,156

Non-recourse bank note payable of real estate investment entity [4]	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations		1,777	2,094

Total notes payable and other debt obligations		$165,304	$189,936

[1]         In December 2011, FirstCity entered into a debt refinancing arrangement with Bank of Scotland that resulted in the amendment and restatement of the Reducing Note Facility (“BoS Facility A”) and a new loan agreement with BOS (USA) (“BoS Facility B”). In connection with this debt refinancing arrangement, FirstCity also obtained a new credit facility with Bank of America. This debt refinancing transaction was accounted for as a debt extinguishment and, as such, BoS Facility A and BoS Facility B were initially recorded at their estimated fair values of $91.6 million and $-0-, respectively, in December 2011.

[2]         The unamortized discount on this loan facility at March 31, 2012 and December 31, 2011 was $2.5 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $12.4 million and $13.2 million denominated in Euros at March 31, 2012 and December 31, 2011, respectively (see Note 10).

[3]         This revolving loan facility was amended and restated on January 31, 2012 (see discussion below).

[4]         FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon acquisition of the underlying real estate property by the creditor and legal release from the obligation in a foreclosure transaction (see Note 4 for additional information). This non-cash activity did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2012.

Wells Fargo Capital Finance (American Business Lending, Inc.)

On January 31, 2012, American Business Lending, Inc. (“ABL”), a FirstCity wholly-owned subsidiary, and Wells Fargo Capital Finance (“WFCF”) entered into an Amended and Restated Loan Agreement (“WFCF Credit Facility”) that amended and restated the existing $25.0 million loan facility agreement, as amended. The WFCF Credit Facility is a $25 million revolving loan facility that provides funding for ABL to finance and acquire SBA 7(a) loans, and is secured by substantially all of ABL’s assets. The primary terms and conditions of the WFCF Credit Facility are as follows:

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

•                  Provides for a prepayment fee in the event of ABL’s termination of the Credit Agreement equal to 3.0% of the Maximum Credit Line if prepayment is made on or before January 31, 2013, or 2.0% of the Maximum Credit Line if prepayment is made between January 31, 2013 and January 30, 2015; and

•                  Provides for an initial maturity date of January 31, 2015 (which may be extended upon agreement by WFCF and ABL).

In connection with the WFCF Credit Facility, FirstCity reaffirmed its limited guaranty in favor of WFCF with respect to ABL’s obligations. As such, FirstCity continues to provide WFCF with an unconditional limited guaranty for all of ABL’s obligations under the WFCF Credit Facility up to a maximum amount of $5.0 million plus enforcement costs.

The WFCF Credit Facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels.

In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At March 31, 2012, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

(9)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(564)	$(1,854)
Net unrealized gain (loss) on securities available for sale, net of tax	360	(87)
Total accumulated other comprehensive loss	$(204)	$(1,941)

(10)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At March 31, 2012, the Company carried $12.4 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

The effective portion of the net foreign investment hedge is reported in accumulated other comprehensive income (loss) (“AOCI”) as part of the cumulative translation adjustment. Any ineffective portion of the net foreign investment hedge is recognized in earnings

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as other income (expense) during the period of change. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments.

At March 31, 2012 and December 31, 2011, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	March 31, 2012	December 31, 2011

Euro-denominated debt	Notes payable to banks	$12,440	$13,240

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	March 31,		AOCI into Income	March 31,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011

Euro-denominated debt	$(398)	$(1,292)	Other income (expense)	$—	$—

(11)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three-month periods ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

U.S. state current income tax expense (benefit)	$178	$(367)
Foreign current income tax expense	89	526
Foreign deferred income tax expense	566	443
Total	$833	$602

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. At March 31, 2012 and December 31, 2011, the Company had $0.7 million and $0.1 million of deferred foreign income tax liabilities (included in “Other liabilities” in our consolidated balance sheet). These deferred tax liabilities were attributable primarily to our consolidated foreign operations.

The Company also has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At March 31, 2012 and December 31, 2011, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

(12)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company’s historical experience and future expectations. We recognized stock-based compensation cost of approximately $0.2 million, and $0.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2012 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
(in thousands)
Options outstanding at January 1, 2012	722,400	$8.06
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at March 31, 2012	722,400	$8.06	5.20	$894

Options exercisable at March 31, 2012	589,900	$8.31	4.72	$654

As of March 31, 2012, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the three months ended March 31, 2012 is presented below:

Number of
Shares
Shares outstanding at December 31, 2011	96,126
Shares granted	165,607
Shares vested	(50,212)
Shares outstanding at March 31, 2012	211,521

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. In March 2012, the Company granted (i) 26,250 shares of restricted stock awards to non-employee directors

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that cliff-vest one year from the grant date; and (ii) 139,357 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $8.78 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of March 31, 2012, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.6 years.

(13)  Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per common share for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011

Net earnings	$9,473	$7,840
Less: Net income attributable to noncontrolling interests	1,108	4,115
Net earnings attributable to FirstCity	$8,365	$3,725
Less: Net earnings allocable to participating securities	82	—
Net earnings allocable to common shares	$8,283	$3,725

Weighted-average common shares outstanding - basic	10,299	10,267
Dilutive effect of restricted stock shares	53	—
Dilutive effect of stock options	45	31
Weighted-average common shares outstanding - diluted	10,397	10,298

Net earnings per share:
Basic	$0.80	$0.36
Diluted	$0.80	$0.36

For the three-month periods ended March 31, 2012 and 2011, potentially dilutive securities representing approximately 654,000 and 523,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

(14)  Fair Value

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Fair Value Hierarchy

The accounting guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). We group our assets and liabilities measured at fair value in three levels of the fair value hierarchy, based on the fair value measurement technique, as described below:

•                  Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets and liabilities in active exchange markets that the Company has the ability to access at the measurement date.

•                  Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•                  Level 3 — Valuation is derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

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

For the three-month periods ended March 31, 2012 and 2011, there were no transfers of assets and liabilities recorded at fair value on a recurring or non-recurring basis in or out of the Level 1, 2 or 3 fair value measurement levels.

Determination of Fair Value

We attempt to base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available, and minimize the use of unobservable inputs when developing fair value measurements. However, active market pricing information and other observable market data are not available for a significant portion of the Company’s financial instruments (primarily distressed assets and non-public debt instruments). In instances where there is limited or no observable market data, fair value measurements are based principally upon our own valuation models and estimates, or combination of our own valuation models and estimates plus independent vendor or broker pricing, and the measurements are often calculated, as applicable, based on current pricing adjusted for the economic and competitive environment, the characteristics of the asset or liability, and other such factors. As with any valuation technique used to estimate fair value, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Accordingly, these fair value estimates may not be realized in an actual sale or immediate settlement of the asset or liability. The Company believes the imprecision of an estimate could significantly impact the fair value measurement.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Portfolio Assets — Loans:  See Note 1 for information on the carrying value of loan Portfolio Assets. Estimated fair values of loan Portfolio Assets are generally determined using a discounted cash flow model, based on collateral valuations and other observable and unobservable inputs, adjusted for various considerations such as market conditions, credit risk, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 for non-recurring fair value adjustments, because distressed asset transactions generally do not trade in active markets with readily observable market prices (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public), and the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data. Management’s estimates and assumptions including credit risk, cash flows and discount rates are judgmentally determined using, as applicable, available market data (where available), our current pricing information for loans with similar characteristics, and specific borrower information.

Portfolio Assets — Real Estate:  See Note 1 for information on the carrying value of our real estate investments held for sale and held for investment. Fair value measurements for our real estate investments are generally based on collateral valuations using observable inputs and, accordingly, we classify these assets as Level 2 for non-recurring fair value adjustments.

Loans Receivable Held for Investment:  See Note 1 for information on the carrying value of loans receivable held for investment. Estimated fair values of fixed-rate loans receivable, including affiliated loans, are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. Estimated fair values of variable-rate loans that re-price frequently at market interest rates are based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. The Company classifies its fair value measurement techniques for these assets as Level 3 for non-recurring fair value adjustments because pricing information for similar assets is generally not released to the public, and the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data. Management’s estimates and assumptions including credit risk, cash flows and discount rates are judgmentally determined using, as applicable, available market data (where available), our current pricing information for loans with similar characteristics, and specific borrower information.

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

Investments in Unconsolidated Subsidiaries:  Investments in unconsolidated subsidiaries are generally recorded under the equity method of accounting (see Note 1). Estimated fair values of these investments are based on a discounted cash flow approach using a price quotation for similar investments, adjusted for various considerations that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these non-marketable equity investments as Level 3 for non-recurring fair value adjustments because pricing information for similar assets is generally not released to the public, and the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

Assets Held for Sale, Net of Related Liabilities:  Assets held for sale, net of related liabilities, represent the net assets of three Company subsidiaries that management expects to sell or otherwise dispose, and are carried at the lower-of-cost or market (see Note 3). The composition of these assets and liabilities comprises primarily Portfolio Assets, an affiliated loan receivable, and an affiliated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

note payable. The estimated fair values of the net assets related to these subsidiaries were based primarily on a price quotation from a prospective buyer and, accordingly, we classify these assets and liabilities as Level 2 for non-recurring fair value adjustments.

Notes Payable and Other Debt Obligations:  Notes payable and other debt obligations are carried at amortized cost, net of unamortized discounts. For disclosure purposes, we are required to estimate the fair value of our notes payable and debt obligations. For our debt instruments, quoted market prices or interest rates for similar debt with comparable terms (or when traded by market participants as an asset) are not readily observable in active trading markets. As such, we estimated the fair value of our debt obligations with Bank of Scotland by discounting the future cash flows of each debt instrument at rates currently offered to us for loan facilities with other creditors that include similar terms and maturities (these discount rates include our current spread levels). Given that our debt obligations with Bank of Scotland were measured at fair value in December 2011 in connection with our debt refinancing transaction, the carrying value approximates fair value for our Bank of Scotland debt obligations. For the remainder of our non-affiliated notes payable and debt obligations, management believes that carrying value approximates fair value since the interest rates and terms on these debt instruments approximate the interest rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms.

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

	At March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,442	—	—	$1,442
Asset-backed securities	—	—	2,494	2,494
	$1,442	—	2,494	$3,936

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,000	—	—	$1,000
Asset-backed security	—	—	2,798	2,798
	$1,000	—	2,798	$3,798

At March 31, 2012 and December 31, 2011, the amortized cost of the Company’s marketable equity security approximated $1.1 million and $1.1 million, respectively. At March 31, 2012 and December 31, 2011, the amortized cost of the Company’s asset-backed securities approximated $2.5 million and $2.8 million, respectively.

The Company used a discounted cash flow model (valuation technique), with a 20% discount rate (significant unobservable input), to measure the estimated fair value of its asset-backed security (Level 3 asset) at March 31, 2012.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three-month periods ended March 31, 2012 and 2011:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Balance, beginning of period	$2,798	$2,605
Total realized and unrealized gains for the period included in:
Net income	159	167
Other comprehensive income	(50)	155
Purchases	—	3,261
Sales	—	—
Issuances	—	—
Settlements	(413)	(542)
Foreign currency translation adjustments	—	—
Net transfers into Level 3	—	—
Balance, end of period	$2,494	$5,646

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011 that were measured at fair value on a non-recurring basis during the respective three- and twelve-month periods then ended:

	Carrying Value at March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$860	$860
Loans receivable - SBA held for investment (1)	—	—	381	381
Real estate held for sale (2)	—	278	—	278

	Carrying Value at December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$1,923	$1,923
Loans receivable - SBA held for investment (1)	—	—	559	559
Real estate held for sale (2)	—	6,297	—	6,297
Investments in unconsolidated subsidiaries	—	—	4,567	4,567
Assets held for sale, net of related liabilities	—	2,011	—	2,011

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Portfolio Assets - loans (1)	$(99)	$(22)
Loans receivable - SBA held for investment (1)	(151)	(144)
Real estate held for sale (2)	(70)	(108)
Total	$(320)	$(274)

(1)   Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)   Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair value adjustment reductions in the table above for the three-month periods ended March 31, 2012 and 2011 involved assets held in our Portfolio Asset Acquisition and Resolution business segment.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

The table below presents the carrying amount and estimated fair value of the Company’s financial instruments, including accrued interests (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2012  and December 31, 2011. These fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. We have not included assets that are not financial instruments in our disclosure, such as the value of our servicing assets and investments in unconsolidated subsidiaries.

	March 31, 2012					December 31, 2011
	Carrying	Estimated Fair Value				Carrying	Estimated
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Fair Value
Cash, cash equivalents and restricted cash	$42,429	42,429	—	—	$42,429	$36,031	$36,031
Loan Portfolio Assets and loans receivable held for investment	119,535	—	—	154,313	154,313	135,423	173,616
SBA loans held for sale	3,260	—	3,609	—	3,609	7,614	8,353
Assets held for sale, net of related liabilities (1)	5,109	—	6,854	—	6,854	4,569	6,634
Notes payable and other debt obligations	165,304	—	—	165,304	165,304	189,936	189,936

(1)          Comprised of Portfolio Assets, an affiliated loan receivable and an affiliated note payable (see Note 3).

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

In general, a VIE is an entity that has one or more of the following characteristics (1) the entity has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) the group of equity owners does not have the ability to make significant decisions about the entity’s activities; (3) the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity’s outstanding voting stock.

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

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $88.9 million under guaranty provisions related to certain debt obligations of these Special-Purpose

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 18). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the four consolidated Acquisition Partnership VIEs described above) that are included in its consolidated balance sheet as of March 31, 2012. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Special-Purpose
(Dollars in thousands)	Investment VIEs
Cash	$28,642
Portfolio Assets, net	78,561
Loans receivable	39,455
Equity investments	54,983
Other assets	35,845
Total assets of consolidated VIEs (1)	$237,486

Notes payable (2)	153,904
Other liabilites (2)	18,540
Total liabilities of consolidated VIEs	$172,444

(1)   These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)   Includes $56.5 million of notes payable and $18.5 million of other liabilities for which creditors do not have recourse to FirstCity.

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of March 31, 2012 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s		FirstCity’s
	Consolidated Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(668)	$1,161
Operating Entity VIEs	7,590	(79)	7,511
Total	$7,590	$(747)	$8,672

(1)          Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(16)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $5.5 million and $2.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Through a series of related party transactions in 2008, FirstCity (through a majority-owned Mexican subsidiary) acquired a loan portfolio in Mexico. The final funding for this transaction involved two FirstCity majority-owned Mexican subsidiaries and an

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

unconsolidated Mexican affiliated entity, and resulted in an affiliated note payable and an affiliated loan receivable being recorded to the Company’s consolidated balance sheet. At March 31, 2012 and December 31, 2011, the carrying values of this affiliated loan receivable and affiliated note payable both approximated $5.1 million (including accrued interest), and are respectively included in “Assets held for sale” and “Liabilities associated with assets held for sale” on our consolidated balance sheet (see Note 3). Should the note payable be forgiven at some future date (prior to the Company’s disposition of this debt instrument), the corresponding loan receivable would be forgiven as well.

(17)  Segment Reporting

At March 31, 2012 and 2011, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of U.S. and foreign investment entities formed with co-investors (“Acquisition Partnerships”). The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

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

The following tables set forth summarized information by segment for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$17,174	$2,528	$85	$19,787
Costs and expenses	(9,162)	(1,873)	(2,913)	(13,948)
Equity income (loss) from unconsolidated subsidiaries	4,532	(65)	—	4,467
Income tax expense	(762)	(20)	(51)	(833)
Net income attributable to noncontrolling interests	(953)	(155)	—	(1,108)
Net earnings (loss)	$10,829	$415	$(2,879)	$8,365

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$18,549	$2,196	$32	$20,777
Costs and expenses	(10,689)	(1,794)	(1,728)	(14,211)
Equity income from unconsolidated subsidiaries	1,719	152	—	1,871
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(566)	1	(37)	(602)
Net income attributable to noncontrolling interests	(4,033)	(82)	—	(4,115)
Net earnings (loss)	$4,985	$473	$(1,733)	$3,725

Revenues and equity income (loss) from investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues, equity income (loss) of unconsolidated subsidiaries and other income from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Domestic	$16,915	$10,452
Latin America	2,085	2,351
Europe	2,706	7,465
Total	$21,706	$20,268

Total assets for each segment and a reconciliation to total assets are as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents	$41,044	$34,802
Restricted cash	1,385	1,229
Portfolio acquisition and resolution assets:
Domestic	180,813	199,093
Latin America	17,966	17,048
Europe	44,602	41,447
Special situations platform assets	42,541	51,099
Other non-earning assets, net	13,034	11,628
Total assets	$341,385	$356,346

(18)  Commitments and Contingencies

Legal Proceedings

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2011 Form 10-K.

Investment Agreement with Värde Investment Partners, L.P. (“Värde”)

FirstCity Diversified Holdings (“FC Diversified”) and FC Servicing, wholly-owned subsidiaries of FirstCity, and Värde, are parties to an investment agreement that provides, among other things, a “right of first refusal” provision to Värde. Pursuant to the investment agreement, FC Diversified and FC Servicing granted Värde a right of first refusal to participate

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which Värde has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and Värde (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified’s determination. The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and Värde. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and Värde (subject to removal by Värde on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

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

Guarantees and Letters of Credit

FC Commercial has a term loan facility with Bank of Scotland. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this loan facility. At March 31, 2012, the unpaid principal balance on this loan was $82.7 million. Refer to Note 8 for additional information.

ABL has a $25.0 million revolving loan facility with WFCF. The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At March 31, 2012, the unpaid principal balance on this loan facility was $17.2 million. Refer to Note 8 for additional information.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through October 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At March 31, 2012, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guarantees approximated $1.2 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $7.6 million at March 31, 2012. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At March 31, 2012, FirstCity had a letter of credit in the amount of $7.6 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland (see Note 8), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $7.6 million letter of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a multi-national specialty financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. FirstCity, as an opportunistic investor, focuses on distressed asset investment opportunities in both the United States and, to a lesser extent, international markets, and distressed transaction and special situations investment opportunities in U.S. lower middle-market companies. The Company has strategically aligned its operations into two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform.

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

Through its Special Situations Platform business, the Company provides investment capital to privately-held lower middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. The Company also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations Platform business.

Our revenues consist primarily of (1) income and gains from our Portfolio Assets and loan investments (including SBA lending activities); (2) equity income from our Acquisition Partnerships; (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships; and (4) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held lower middle-market companies.

Summary Financial Results

FirstCity recorded net earnings of $8.4 million, or $0.80 per common share on a fully diluted basis, for the three-month period ended March 31, 2012 (“Q1 2012”), compared to net earnings of $3.7 million, or $0.36 per common share on a fully diluted basis, for the three-month period ended March 31, 2011 (“Q1 2011”). Components of FirstCity’s results of operations for the three-month periods ended March 31, 2012 and 2011 are presented in the tables below.

	Three Months Ended
	March 31, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total

Revenues	$17,174	$2,528	$85	$19,787
Costs and expenses	(9,162)	(1,873)	(2,913)	(13,948)
Equity income (loss) from unconsolidated subsidiaries	4,532	(65)	—	4,467
Income tax (expense) benefit	(762)	(20)	(51)	(833)
Net income attributable to noncontrolling interests	(953)	(155)	—	(1,108)
Net earnings (loss)	$10,829	$415	$(2,879)	$8,365

	Three Months Ended
	March 31, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total

Revenues	$18,549	$2,196	$32	$20,777
Costs and expenses	(10,689)	(1,794)	(1,728)	(14,211)
Equity income from unconsolidated subsidiaries	1,719	152	—	1,871
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(566)	1	(37)	(602)
Net income attributable to noncontrolling interests	(4,033)	(82)	—	(4,115)
Net earnings (loss)	$4,985	$473	$(1,733)	$3,725

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s net earnings related to its Portfolio Asset Acquisition and Resolution business segment improved to $10.8 million in Q1 2012 from $5.0 million in Q1 2011. The increase in net earnings in Q1 2012 compared to Q1 2011 was attributed primarily to a $2.8 million improvement in equity income from our unconsolidated subsidiaries, a $3.3 million increase in servicing fee income, a $2.2 million decrease in interest expense, and a $3.1 million decrease in net income attributable to noncontrolling interests, partially offset by a $4.3 million decrease in Portfolio Assets income. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s earnings from its Special Situations Platform business segment remained relatively constant at $0.4 million in Q1 2012 compared to $0.5 million in Q1 2011. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, accounting fees and legal expenses, increased to $2.9 million for Q1 2012 compared to $1.7 million for Q1 2011.

Summary Investment Activity

In Q1 2012, FirstCity and its investment partners acquired $90.8 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments with an aggregate face value of approximately $210.1 million — of which FirstCity’s investment acquisition share was $9.5 million. In addition to its Portfolio Asset acquisitions in Q1 2012, FirstCity invested $4.9 million in non-portfolio investments, including $3.8 million in the form of SBA loan originations and advances, and $1.0 million in the form of loan originations under its Special Situations Platform (“FirstCity Denver”). In Q1 2011, FirstCity and its investment partners acquired $11.1 million of U.S. Portfolio Asset investments with a face value of approximately $17.2 million — of which FirstCity’s investment acquisition share was $4.8 million. In addition to its Portfolio Asset acquisitions in Q1 2011, FirstCity invested $7.4 million in non-portfolio investments, consisting of $6.7 million in the form of SBA loan originations and advances, and $0.7 million in the form of loan originations under its Special Situations Platform.

At March 31, 2012, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $285.9 million — compared to $308.7 million at December 31, 2011 and $361.6 million at March 31, 2011. The global distribution of FirstCity’s earning assets (at carrying value) at March 31, 2012 included $223.4 million in the United States; $44.6 million in Europe; and $17.9 million in Latin America. Since mid-2010, the vast majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with Värde Investment Partners, L.P. (“Värde”). As such, total footings of our consolidated earning assets experienced a corresponding decrease, resulting primarily from a decline in our holdings of consolidated Portfolio Assets.

Refer to the headings “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” and “Lower Middle-Market Company Capital Investments — Special Situations Platform Business Segment” below for additional information related to our investment activities and composition.

Management’s Outlook

Our revenues consist primarily of (1) income and gains from our Portfolio Assets and loan investments (including SBA lending activities); (2) equity income from our Acquisition Partnerships; (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships; and (4) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held lower middle-market companies. Our ability to maintain and grow revenues depends on our ability to secure investment opportunities, obtain financing for transactions, and to consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this strategy depends upon a number of market conditions — including the strength and liquidity of U.S. and global economies and financial markets.

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

Market commentators and analysts have expressed the belief that it will take some time for the U.S. and global economies and financial markets to fully recover, but it is not clear if adverse conditions will again intensify. As a result, the continued challenging economic conditions could still materially and adversely impact (i) our ability to price and fund new distressed asset and lower middle-market capital investment opportunities on attractive terms; (ii) the ability of our borrowers to repay or refinance their debt obligations to us; (iii) the value of the underlying real estate properties and other assets securing our purchased and originated loan investments; and/or (iv) the financial condition, operations and liquidity of the underlying servicing and operating entities in which we have an equity investment. There can be no assurance that the value of our Portfolio Assets, loan investments and other investment assets, or the performance of our equity-method investees and consolidated subsidiaries, will not be negatively impacted by challenging economic conditions which could have a negative impact on our future results.

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with Värde (see Note 18 of the consolidated financial statements included in Item 1 of this Form 10-Q). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at FirstCity’s determination) of an acquisition entity formed by FirstCity and Värde. FirstCity will also be the servicer for the acquisition entities formed with Värde. FirstCity’s increased holdings in minority-owned, unconsolidated acquisition entities under this investment agreement since mid-2010 represent a shift in the Company’s portfolio asset acquisition history — which primarily consisted of consolidated portfolio assets prior to such time. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity income from unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

Our ability to make new investments and fund operations is dependent on (1) anticipated cash flows from unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (see Note 8 of the consolidated financial statements); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America; and (5) our investment agreement with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 17 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are impacted by many factors including, but not limited to, general economic, political and industry conditions; volatility and disruptions in the functioning of financial markets; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other collateral securing our loan portfolios; the timing and ability to collect and liquidate assets; changes in the performance and creditworthiness of our borrowers and other counterparties; increased competition from other market participants in the industries in which we operate; the availability, pricing and terms of Portfolio Assets, lower middle-market transactions and other investment opportunities in all of the Company’s businesses; and changes in government regulations, statutes and tax or fiscal policies. The Company’s business and results of operations are also impacted by the availability of liquidity to fund its investment activity and operations, and our access to credit and capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Q1 2012 Compared to Q1 2011

FirstCity’s net earnings to common stockholders totaled $8.4 million in Q1 2012 compared to net earnings of $3.7 million in Q1 2011. On a per share basis, diluted net earnings to common stockholders were $0.80 in Q1 2012 compared to $0.36 in Q1 2011.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $91.2 million of Portfolio Assets in Q1 2012 with an approximate face value of $210.1 million, compared to the Company’s involvement in acquiring $11.1 million of Portfolio Assets in Q1 2011 with an approximate face value of $17.2 million. In Q1 2012, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $9.5 million — consisting of $0.4 million acquired through consolidated portfolio entities and $9.1 million acquired through unconsolidated Acquisition Partnerships. In Q1 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $4.8 million — consisting of $2.8 million acquired through consolidated portfolio entities and $2.0 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In Q1 2012, FirstCity invested an additional $3.9 million in non-portfolio investments in the form of SBA loan originations and advances and other investments, compared to $6.7 million in non-portfolio investments in the form of SBA loan originations and advances and other loan investments in Q1 2011. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $10.8 million of net earnings in Q1 2012 compared to $5.0 million of net earnings in Q1 2011. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q1 2012 and Q1 2011:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$5,744	$2,425
Income from Portfolio Assets	8,505	12,840
Gain on sale of SBA loans held for sale, net	572	884
Interest income from SBA loans	355	349
Interest income from loans receivable - affiliates	—	395
Other income	1,998	1,656
Total revenues	17,174	18,549
Costs and expenses:
Interest and fees on notes payable to banks and other	1,595	3,832
Salaries and benefits	4,382	3,845
Provision for loan and impairment losses, net of recoveries	470	639
Asset-level expenses	922	1,274
Other costs and expenses	1,793	1,099
Total expenses	9,162	10,689
Equity income of unconsolidated subsidiaries	4,532	1,719
Gain on sale of subsidiaries	—	5
Income tax expense	(762)	(566)
Net income attributable to noncontrolling interests	(953)	(4,033)
Net earnings	$10,829	$4,985

Servicing fee revenues.  Servicing fee revenues increased to $5.7 million in Q1 2012 from $2.4 million in Q1 2011. Servicing fees from U.S. Acquisition Partnerships totaled $4.1 million in Q1 2012 compared to $0.9 million in Q1 2011, while servicing fees from Latin American Acquisition Partnerships totaled $1.5 million in Q1 2012 and $1.4 million in Q1 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships in Q1 2012 compared to Q1 2011 was attributable to an increase in collections from unconsolidated U.S. partnerships to $72.0 million in Q1 2012 from $27.9 million in Q1 2011, which resulted in a $1.3 million increase in service fee income. In addition, FirstCity recognized $1.9 million of additional compensation in the form of incentive fee income in Q1 2012 (compared to $-0- in Q1 2011) resulting from the achievement of an investor return threshold from a U.S. Acquisition Partnership.

Since mid-2010, a majority of the Company’s U.S. Portfolio Asset investments have been acquired through equity-method investments in unconsolidated Acquisition Partnerships under the Värde investment agreement instead of consolidated Portfolio Assets. As such, the Company expects service fee income from its unconsolidated U.S. Acquisition Partnerships to gradually increase over time. Refer to the heading “Equity income from unconsolidated subsidiaries” below for information on our unconsolidated U.S. Acquisition Partnership activities.

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $8.5 million in Q1 2012 from $12.8 million in Q1 2011.

Collections from our consolidated Portfolio Assets decreased to $25.9 million in Q1 2012 from $40.0 million in Q1 2011, which contributed to a $3.0 million decrease in liquidation income and gains in these comparative periods. Liquidation income and gains from our consolidated European Portfolio Assets decreased by $5.6 million in Q1 2012 compared to Q1 2011, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since Q1 2011 (see discussion below) that resulted in corresponding decrease in collections from these Portfolio Assets to $0.5 million in Q1 2012 from $22.0 million. Liquidation income and gains from our consolidated U.S. Portfolio Assets improved by $3.0 million in Q1 2012 compared to Q1 2011, due primarily to an increase in collections from our consolidated U.S. Portfolio Assets to $25.2 million in Q1 2012 from $17.4 million in Q1 2011. Q1 2012 included $12.8 million of collection proceeds from sales of consolidated U.S. Portfolio Asset loans (compared to $4.4 million in Q1

2011). Liquidation income and gains from our consolidated Latin American Portfolio Assets decreased by $0.4 million in Q1 2012 compared to Q1 2011, due primarily to a decline in collections from these Portfolio Assets in the periods compared.

Accretion income from our income-accruing Portfolio Assets decreased by $1.2 million in Q1 2012 compared to Q1 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

FirstCity’s average investment holdings in consolidated Portfolio Assets for Q1 2012 approximated $111.3 million (U.S. - $106.5 million; Europe - $4.8 million; and Latin America - $5.1 million, including $5.0 million reported as “Assets held for sale” on our consolidated balance sheet during the period). Our average Portfolio Asset investment holdings for Q1 2011 approximated $194.1 million (U.S. - $166.8 million; Europe - $17.3 million; and Latin America - $10.0 million). The decline in our consolidated U.S. Portfolio Asset holdings since Q1 2011 was due to the majority of our U.S. Portfolio Asset acquisitions since mid-2010 being made through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings since Q1 2011 was due primarily to the sale of Portfolio Assets held by our consolidated German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011. The decline in our consolidated Latin American Portfolio Asset holdings since Q1 2011 was due primarily to diminishing collections from the underlying Portfolio Assets (without new investment acquisitions), combined with a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011.

In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets since mid-2010, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income and gains recognized from consolidated Portfolio Assets. Refer to the heading “Equity income from unconsolidated subsidiaries” below for information on our unconsolidated U.S. Acquisition Partnership activities.

Gain on sale of SBA loans held for sale, net.  The Company recognized $0.6 million of gains on the sales of SBA loans with a $7.5 million net basis in the loans sold in Q1 2012, compared to $0.9 million of gains on the sales of SBA loans with a $10.1 million net basis in the loans sold in Q1 2011. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated SBA loans into the secondary market and retains the unguaranteed portion for investment.

The Company’s recognition of SBA loan sales in Q1 2012 decreased in comparison to Q1 2011 as a result of the Company’s required adoption of certain accounting guidance in 2010 (related to transfers of financial assets), combined with a change in the SBA loan sales agreements in Q1 2011 that impacted the Company’s recognition of SBA loan sales in light of the aforementioned adopted accounting guidance (further explained below).

In 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. Under this accounting guidance, loan sales transacted by the Company and the resulting net gain on the sale were recognized after the premium recourse provisions lapsed (generally 90 days). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, Q1 2011 included the Company’s recognition of gains on SBA loans that were sold from October 2010 through January 2011 (as the 90-day premium recourse provisions had lapsed in Q1 2011), and for the last two months of Q1 2011 (as these transactions did not include premium recourse provisions).

Interest income from SBA loans.  Interest income from SBA loans was $0.4 million and $0.3 million for Q1 2012 and Q1 2011, respectively. FirstCity’s average investment level in SBA loans held-for-investment approximated $19.3 million for Q1 2012 compared to $15.6 million for Q1 2011.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates was $0.4 million for Q1 2011.  FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $9.1 million for Q1 2011. The Company did not recognize interest income from loans receivable — affiliates in Q1 2012, since the Company’s only remaining affiliated loan was classified as “held for sale” on the Company’s consolidated balance sheet and carried at the lower of carrying amount or estimated fair value during the period (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in Q1 2012 or Q1 2011 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $2.9 million for Q1 2012 compared to $3.9 million for Q1 2011.

Other income.  Other income increased moderately to $2.0 million for Q1 2012 compared to $1.7 million for Q1 2011, due partially to $0.3 million of additional due diligence and credit administration fee income recognized in Q1 2012 compared to Q1 2011 as a result of increased Portfolio Asset investment activity under the Company’s investment agreement with Värde.

Costs and expenses.  Operating costs and expenses approximated $9.2 million in Q1 2012 compared to $10.7 million in Q1 2011. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable decreased to $1.6 million for Q1 2012 compared to $3.8 million for Q1 2011, due to Q1 2012 being the Company’s first full quarter under the terms of the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 8 of the consolidated financial statements). The Company recorded $0.6 million of interest and discount amortization expense on its Bank of Scotland loan facilities in Q1 2012 compared to $2.5 million of interest expense in Q1 2011. Contributing to the overall decrease in interest expense and fees was a decline in FirstCity’s average debt holdings in the periods compared. FirstCity’s average outstanding debt in its PAA&R segment was $166.0 million in Q1 2012 compared to $274.7 million in Q1 2011. The Company’s average cost of borrowings in the periods compared decreased to 3.8% in Q1 2012 from 5.6% in Q1 2011.

Salaries and benefits expense in our PAA&R segment increased to $4.4 million in Q1 2012 from $3.8 million in Q1 2011, due primarily to additional compensation expense recognized in Q1 2012 compared to Q1 2011 under the Company’s executive management compensation plans. The total number of personnel within the PAA&R segment was 211 at March 31, 2012 and 207 at March 31, 2011.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.5 million in Q1 2012 compared to $0.6 million in Q1 2011. Net impairment provisions in Q1 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $0.9 million in Q1 2012 from $1.3 million in Q1 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $111.3 million for Q1 2012 from $194.1 million for Q1 2011 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment increased by $0.7 million in Q1 2012 compared to Q1 2011, due primarily to the recognition of $0.2 million of foreign currency exchange gains attributed to our consolidated foreign operations in Q1 2012 compared to $0.9 million of foreign currency exchange gains recognized in Q1 2011 — a $0.7 million unfavorable swing ($0.5 million of the decrease in gains was attributed to consolidated European operations and $0.2 million of the decrease related to our consolidated Latin American operations). The U.S. dollar appreciated in value relative to the Euro and Mexican peso more in Q1 2012 than Q1 2011. Further contributing to the increase in other costs and expenses was a $0.3 million increase in asset valuation costs in Q1 2012 compared to Q1 2011 (due primarily from a rise in Portfolio Asset investment activity in Q1 2012). These increases in other costs and expenses were off-set partially by a $0.4 million decrease in non-income-based taxes incurred by our consolidated European operations in Q1 2012 compared to Q1 2011 (due primarily to the incurrence of transfer taxes from asset sales and other activities in Q1 2011).

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $2.8 million in Q1 2012 compared to Q1 2011. Equity income from our unconsolidated Acquisition Partnerships improved to $2.3 million in Q1 2012 compared to $0.6 million of income in Q1 2011, and equity income from our unconsolidated servicing entities increased to $2.2 million in Q1 2012 from $1.1 million in Q1 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•        United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $22.6 million in Q1 2012 compared to $8.3 million in Q1 2011. In addition, total combined net earnings reported by our U.S. partnerships improved to $12.8 million in Q1 2012 from $5.8 million in Q1 2011. The increase in total revenues and net earnings in Q1 2012 compared to Q1 2011 was attributable primarily to an increase in collections to $72.0 million in Q1 2012 from $27.9 million in Q1 2011, partially off-set by increases of $3.3 million in service fee expense, $1.7 million in impairment provisions, and $1.9 million in asset-level expenses reported by these U.S. partnerships in Q1 2012 compared to Q1 2011. The collective activity described above translated to an increase in FirstCity’s share of U.S. partnership net earnings to $2.1 million for Q1 2012 compared to $0.9 million for Q1 2011.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $56.5 million for Q1 2012 from $38.1 million for Q1 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde. In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•        Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $4.3 million in Q1 2012 from $4.8 million in Q1 2011. However, total combined net earnings reported by our Latin American partnerships increased to $8.4 million for Q1 2012 compared to $1.7 million in earnings for Q1 2011. The decrease in revenues reported by these partnerships in Q1 2012 compared to Q1 2011 was attributable primarily to a decrease in collections to $6.4 million in Q1 2012 compared to $7.4 million in Q1 2011. The increase in net earnings reported by these partnerships in Q1 2012 compared to Q1 2011 was attributable primarily to $4.8 million of additional foreign currency exchange gains recorded by these partnerships in Q1 2012 compared to Q1 2011. The increase in foreign currency exchange gains recorded in Q1 2012 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in Q1 2012 compared to Q1 2011). Further contributing to the increase in combined net earnings reported by these partnerships was a $2.0 million decline in impairment provisions recorded by these partnerships in Q1 2012 compared to Q1 2011. The collective activity described above translated to an improvement in FirstCity’s share of Latin American partnership net earnings to $0.2 million of income for Q1 2012 compared to $0.4 million in losses for Q1 2011. FirstCity’s average investment in Latin American Acquisition Partnerships was $4.4 million for Q1 2012 compared to $14.8 million for Q1 2011. The decline in our average investment in these partnerships since Q1 2011 was due primarily to the Company’s recognition of a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships in the fourth quarter of 2011.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during Q1 2012, and its holdings and activity related to European Acquisition Partnerships were minimal in Q1 2011.

•        Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 12%-50%) increased to $18.6 million in Q1 2012 from $13.6 million in Q1 2011. In addition, total combined net earnings reported by these entities increased to $4.7 million in Q1 2012 from $1.8 million in Q1 2011. The increase in total net earnings reported by these servicing entities was attributed primarily to additional investment income (due primarily to increased loan portfolio investment holdings) and service fee income (due to increased collections from the serviced loan portfolios) reported by these entities in Q1 2012 compared to Q1 2011; off-set partially by a $1.9 million increase in tax expense reported by these entities in Q1 2012 compared to Q1 2011 due primarily to the net earnings increase. The collective activity described above translated to an increase in FirstCity’s share of net earnings from its foreign servicing entities to $2.2 million in Q1 2012 from $1.1 million in Q1 2011.

Income tax expense.  Our PAA&R segment reported an income tax provision of $0.8 million in Q1 2012 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $0.6 million in Q1 2011. Refer to Note 11 of the consolidated financial statements for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings in our consolidated, less-than-wholly-owned Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $1.0 million for Q1 2012 from $4.0 million for Q1 2011. This decrease was attributed primarily to a decrease in net earnings from these consolidated Acquisition Partnerships in Q1 2012 compared to Q1 2011 (i.e. a decrease in the amount of net earnings reported by these consolidated entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors), as a majority of these consolidated Acquisition Partnerships have not purchased any additional Portfolio Asset investments over the past 12 months. Also, Q1 2011 included $3.1 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $-0- in Q1 2012, as we sold our controlling interests in the entities in November 2011.

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $0.4 million in Q1 2012 compared to $0.5 million of net earnings in Q1 2011. FirstCity Denver reported investments of $1.0 million in the form of debt investments in Q1 2012, compared to $0.7 million in the form of loan investments in Q1 2011. Since its inception in 2007, FirstCity Denver has been involved in middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q1 2012 and Q1 2011:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$381	$531
Revenue from railroad operations	1,685	1,430
Other income	462	235
Total revenues	2,528	2,196
Costs and expenses - railroad operations:
Interest and fees on notes payable	52	28
Salaries and benefits	499	356
Other	677	501
Total railroad expenses	1,228	885
Costs and expenses - other:
Interest and fees on notes payable	143	131
Salaries and benefits	215	199
Other costs and expenses	287	579
Total other expenses	645	909
Total expenses	1,873	1,794
Equity income (loss) from unconsolidated subsidiaries	(65)	152
Income tax (expense) benefit	(20)	1
Net income attributable to noncontrolling interests	(155)	(82)
Net earnings	$415	$473

Interest income from loans receivable.   Interest income from loans receivable decreased to $0.4 million in Q1 2012 from $0.5 million in Q1 2011. FirstCity Denver’s average investment in loans receivable was $15.0 million for Q1 2012 — including $5.8 million accounted for under the non-accrual method of accounting. For Q1 2011, FirstCity Denver’s average investment in loans receivable was $18.2 million — including $6.3 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, and operating a transload facility). Revenue from railroad operations increased to $1.7 million in Q1 2012 from $1.4 million in Q1 2011. Total costs and expenses attributable to the railroad operations approximated $1.2 million in Q1 2012 compared to $0.9 million in Q1 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations were due primarily to activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, increased to $0.5 million in Q1 2012 compared to $0.2 million in Q1 2011.

Costs and expenses — other.  Other costs and expenses decreased by $0.3 million in Q1 2012 compared to Q1 2011, due primarily to a $0.2 million decline in service fee promote costs in the periods compared.

Equity income (loss) from unconsolidated subsidiaries.  FirstCity Denver recorded $0.1 million of equity losses from unconsolidated subsidiaries in Q1 2012 compared to $0.2 million of earnings in Q1 2011. This decrease was due primarily to a $0.5 million decline in combined equity income recorded by FirstCity Denver in Q1 2012 compared to Q1 2011 from its equity-method investments in two manufacturing concerns (involved in the prefabricated building industry and wireless communications equipment and software solutions industry) due to a decline in sales revenues reported by these entities during the periods compared; off-set partially by a $0.2 million reduction in equity losses recorded by FirstCity Denver in Q1 2012 compared to Q1 2011 from its equity-method investee engaged in designing and selling household products due to increased sales recorded by this entity to new and existing customers during the periods compared.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary), and to its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 80%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform increased by $0.1 million in Q1 2012 compared to Q1 2011.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses increased to $2.9 million for Q1 2012 compared to $1.7 million for Q1 2011, due primarily to a $0.7 million increase in accounting, legal and other professional expenses, and a $0.4 million increase in salaries and benefits expense in the periods compared.

Financial Condition

Significant changes in FirstCity’s financial condition during Q1 2012 resulted from the following:

FirstCity’s consolidated assets of $341.4 million at March 31, 2012 were $15.0 million lower than its consolidated assets at December 31, 2011. The decrease in consolidated assets was attributed primarily to $24.0 million of net decreases in the Company’s consolidated Portfolio Assets in Q1 2012 attributable primarily to net principal collections out-pacing consolidated Portfolio Asset purchases, combined with a $6.9 million non-cash reduction upon the transfer of a Portfolio Asset real estate property to the creditor that financed the Company’s previous acquisition in this property (see Note 4 of the consolidated financial statements for additional information). This decrease in our consolidated assets since December 31, 2011 was off-set partially by a $6.6 million net increase in equity-method investments in Q1 2012 due primarily to increased investment activity generated by our existing and newly-formed U.S. Acquisition Partnerships, and a $6.2 million increase in cash and cash equivalents.

FirstCity’s consolidated liabilities of $194.4 million as of March 31, 2012 were $24.5 million lower than its consolidated liabilities at December 31, 2011. The decrease in consolidated liabilities was attributed primarily to a $24.6 million net decrease in notes payable in Q1 2012 primarily from net principal repayments on notes payable to banks, combined with a $7.4 million non-cash reduction upon the Company’s de-recognition of a note payable that financed the transferred Portfolio Asset real estate property described above (see Note 8 of the consolidated financial statements for additional information).

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s PAA&R business segment consist primarily of (1) income and gains from our Portfolio Assets and loan investments (including SBA lending activities); (2) equity income from our Acquisition Partnerships; and (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we operate as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

The following table includes information related to Portfolio Assets acquired by the Company in Q1 2012 and Q1 2011.

	Three Months Ended
	March 31, 2012
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$5,205	$—	$204,894	$210,099
Total purchase price	$382	$—	$90,853	$91,235
Total equity invested by all investors	$382	$—	$91,663	$92,045
Total equity invested by FirstCity	$382	$—	$9,166	$9,548
Total number of Portfolio Assets	139	—	433	572

	Three Months Ended
	March 31, 2011
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$—	$4,137	$13,048	$17,185
Total purchase price	$—	$3,104	$7,987	$11,091
Total equity invested by all investors	$—	$3,104	$8,064	$11,168
Total equity invested by FirstCity	$—	$2,794	$2,016	$4,810
Total number of Portfolio Assets	—	5	6	11

The table below provides a summary of our Portfolio Assets as of March 31, 2012 and December 31, 2011. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$60,484	$73,154
Business assets	10,004	10,742
Other	3,540	3,754
Latin America - commercial real estate	54	50
Europe - commercial real estate	4,451	4,267
Other	5,270	5,904
Outstanding balance	83,803	97,871
Allowance for loan losses	(753)	(781)
Total Loan Portfolios, net	83,050	97,090

Real estate held for sale, net	16,921	26,856

Total Portfolio Assets, net	$99,971	$123,946

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans			Other
	Domestic
	Commercial	Business
(dollars in thousands)	Real Estate	Assets	Other	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$5	$781
Provisions	128	62	5	—	195
Recoveries	—	(44)	—	—	(44)
Charge offs	(171)	(3)	(5)	—	(179)
Translation adjustments	—	—	—	—	—
Ending balance, March 31, 2012	$510	$200	$38	$5	$753

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$9,386	$4,717	$37,742	$26,153	$548	$78,546

Germany	—	—	3,887	563	—	4,450

Mexico	—	—	—	54	—	54

Total	$9,386	$4,717	$41,629	$26,770	$548	$83,050

	December 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$9,429	$4,749	$50,133	$27,313	$1,149	$92,773

Germany	—	—	3,700	567	—	4,267

Mexico	—	—	—	50	—	50

Total	$9,429	$4,749	$53,833	$27,930	$1,149	$97,090

Lower Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity income from unconsolidated investments accounted for under the equity method of accounting.

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First three months of 2012	$1,000	$1,000	$—	$1,000
Total 2011	3,301	1,200	2,101	3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards (“NOLs”) and differences between the carrying amounts and tax bases of Acquisition Partnership investments for U.S. federal income tax purposes. The deferred tax assets attributable to the NOLs can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of their expiration or utilization. The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors. At March 31, 2012, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. At March 31, 2012, the Company had $28.6 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 15 of the consolidated financial statements for additional information) and, as such, was not available for our general operations.

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

Bank of Scotland and Bank of America Loan Facilities

A substantial majority of FirstCity’s U.S. and international Portfolio Asset investments (and related equity investments) and Special Situations investments transacted prior to July 2010 were funded by senior-secured acquisition loan facilities that were provided by Bank of Scotland and its subsidiaries (including BoS (USA), Inc.) (collectively, “Bank of Scotland”). These loan facilities were combined and refinanced in June 2010 into a single $268.6 million term loan facility (“Reducing Note Facility”). The Reducing Note Facility capped FirstCity’s financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity’s investment activities and operations after June 2010. In December 2011, FirstCity refinanced the Reducing Note Facility with Bank of Scotland. As a result, FirstCity’s debt obligation under the Reducing Note Facility was divided into two separate term loan facilities with Bank of Scotland, and the Company concurrently closed on a new $50.0 million term loan facility with Bank of America (net proceeds from this term loan were applied against the Reducing Note Facility at closing). The assets and related cash flows that had served as collateral under the Reducing Note Facility with Bank of Scotland, were allocated and respectively pledged as collateral among the Company’s new term loan facilities with Bank of Scotland and Bank of America (i.e. FirstCity did not pledge additional assets as security interests in these new loan facilities). Given the nature of the term loan facilities, Bank of Scotland and Bank of America have no obligation to provide FirstCity with financing to fund new Portfolio Assets investments under terms of their respective credit facilities that resulted from the December 2011 debt refinancing arrangement. However, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland — which, in turn, will provide more liquidity to fund future investment opportunities. Additional information regarding our debt refinancing arrangement with Bank of Scotland and the resulting two new term loan facilities with them, along with our new loan facility with Bank of America, is included under the heading “Credit Facilities” below.

Investment Agreement with Värde

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

•                  FirstCity will provide Värde with a “right of first refusal” with regard to distressed asset investment opportunities in excess of $3.0 million sourced by FirstCity;

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

The cash flows from the assets and equity interests from the Company’s Portfolio Asset investments made in connection with the investment agreement with Värde, which are held by FC Investment Holdings and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for Q1 2012 and Q1 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash used in operating activities	$(491)	$(4,018)
Net cash provided by investing activities	26,318	49,534
Net cash used in financing activities	(20,266)	(39,475)
Effect of exchange rate changes on cash and cash equivalents	681	301
Net increase in cash and cash equivalents	$6,242	$6,342

Our operating activities used cash of $0.5 million in Q1 2012 and $4.0 million in Q1 2011. Net cash used by our operating activities in Q1 2012 was comprised primarily of $9.5 million of net earnings; a $5.2 million net increase from advances and sales activity related to SBA loans held for sale; $3.4 million net decrease related to changes in other operating assets; $8.2 million of net non-cash reductions for Portfolio Asset income accretion and gains; and a $4.5 million non-cash deduction for equity income from our unconsolidated subsidiaries. Net cash used by our operating activities in Q1 2011 was comprised primarily of $7.8 million of net earnings; a $5.0 million net increase from advances and sales activity related to SBA loans held for sale; $3.6 million net decrease related to changes in other operating liabilities; $11.2 million of net non-cash reductions for Portfolio Asset income accretion and gains; and a $1.9 million non-cash deduction for equity income from our unconsolidated subsidiaries. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $26.3 million in Q1 2012 and $49.5 million in Q1 2011. Net cash provided by investing activities in Q1 2012 was attributable primarily to $25.6 million of Portfolio Asset principal collections and $8.5 million of distributions from our unconsolidated subsidiaries, off-set partially by $9.3 million of contributions to our unconsolidated subsidiaries. Net cash provided by investing activities in Q1 2011 was attributable primarily to $44.8 million of Portfolio Asset principal collections (net of purchases) and $10.3 million of distributions from our unconsolidated subsidiaries, off-set partially by $2.1 million of contributions to our unconsolidated subsidiaries and $3.3 million of investment security purchases. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

Our financing activities used cash of $20.3 million in Q1 2012 and $39.5 million in Q1 2011. In Q1 2012, net cash used by financing activities was attributable primarily to $18.1 million of net principal payments on notes payable (net of borrowings) and loan fee payments, and $2.2 million of cash distributions to noncontrolling interests. In Q1 2011, net cash used by financing activities was attributable primarily to $29.9 million of net principal payments on notes payable (net of borrowings) and loan fee payments, $5.9 million of cash distributions to noncontrolling interests, and a $3.6 million reduction in secured borrowings related to SBA loan sale transactions. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest on our credit facilities and other borrowings approximated $1.0 million and $2.9 million for Q1 2012 and Q1 2011, respectively. FirstCity’s average outstanding debt decreased to $178.1 million for Q1 2012 from $285.5 million for Q1 2011, while the average cost of borrowings decreased to 4.0% in Q1 2012 compared to 5.6% in Q1 2011. The decrease in the Company’s debt level since March 31, 2011 is primarily a result of principal payments on our Bank of Scotland loan facility, combined with the results from our refinancing this loan facility with Bank of Scotland in December 2011. The decrease in the Company’s average cost of borrowings was due primarily to the lower interest charged on our Bank of Scotland loan facility (as refinanced in December 2011) compared to the interest rate under the loan facility that we had with Bank of Scotland in 2011. Refer to the heading “Credit Facilities” below for more information on the Company’s loan facilities with Bank of Scotland.

Cash Flows from Consolidated Railroad Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operations for Q1 2012. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows for Q1 2012, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation. The cash flows related to the railroad subsidiary’s operations were not material to the Company’s consolidated cash flows for Q1 2011.

The operating activities of the railroad subsidiary provided cash of $0.5 million in Q1 2012 due primarily to net earnings. The railroad subsidiary’s investing activities used cash of $0.4 million in Q1 2012 from property and equipment purchases. The railroad subsidiary’s financing activities provided cash of $0.2 million in Q1 2012 from net borrowings on bank notes payable.

Credit Facilities

Bank of Scotland Credit Facilities

In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity’s financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity’s investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity’s subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment Holdings and its subsidiaries, which hold investments made in connection with FirstCity’s investment agreement with Värde (discussed above), and various other investments that FirstCity originated subsequent to June 2010, were not subject to the security interest requirements of the Reducing Note Facility.

In December 2011, FirstCity entered into an agreement to amend and restate the Reducing Note Facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity’s primary obligation under the Reducing Note Facility, as amended (defined as “BoS Facility A”), was reduced by the assumption of $25.0 million of debt (defined as “BoS Facility B”) by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction primarily from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America (“BoA Loan”) and other cash payments at closing. FirstCity’s remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity’s $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past two years). As a result of its December 2011 debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland — which, in turn, will provide more liquidity in the future to fund investment opportunities.

BoS Facility A — Bank of Scotland

At March 31, 2012, the unpaid principal balance on BoS Facility A was $82.7 million and the unamortized fair value discount was $2.5 million. The unpaid principal balance included $12.4 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. The primary terms and conditions of FC Commercial’s loan facility with Bank of Scotland under BoS Facility A are as follows:

•                  Release of assets of FH Partners (the “FH Partners Assets”) which secured the Reducing Note Facility to allow FH Partners to pledge the FH Partners Assets as collateral for the BoA Loan (Bank of Scotland was granted a subordinated security interest in these assets);

•                  Repayment will be made over time (no scheduled amortization) as cash flows are realized from the pledged assets (primarily loans, real estate and equity investments) other than the FH Partners Assets;

•                  Additional repayment will be made from residual cash flows from the FH Partners Assets from excess cash flow released to FH Partners under the loan facility for the BoA Loan (“FH Partners Excess Cash Flow”) and after the payment of the BoA Loan;

•                  Fixed annual interest rate equal to 0.25%;

•                  Maturity date of December 19, 2014;

•                  Unlimited guaranty provided by FirstCity for the repayment of the indebtedness under BoS Facility A;

•                  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $7.6 million;

•                  FirstCity will receive a management fee after payment to Bank of Scotland of interest and fees, certain expenses and other items, which is equal to 10% of the monthly collections from the underlying pledged assets other than the FH Partners Assets, and 5% of the of the monthly collections from the FH Partners Assets as FH Partners Excess Cash Flow is paid to Bank of Scotland (i.e. cash “leak-through”), which fees are not required to be applied to the debt owed to Bank of Scotland; the 5% management fee related to the FH Partners Assets is in addition to a 5% servicing fee paid under the loan facility for the BoA Loan and is deferred on a cumulative basis until the FH Partners Excess Cash Flow is paid to Bank of Scotland;

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

•                  FirstCity must maintain a minimum tangible net worth (as defined) of $90.0 million;

•                  Release of FC Commercial, FH Partners, FLBG Corp, FirstCity, and certain FirstCity subsidiaries obligated under the Reducing Note Facility from liability for payment to Bank of Scotland or BoS-USA for the $25.0 million loan principal amount assumed by FLBG2 (under BoS Facility B with BoS-USA); and

•                  Guaranty provided by FLBG Corp. and a substantial majority of its subsidiaries, which are the entities that were primarily subject to the obligations of the Reducing Note Facility (the “Covered Entities”).

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

BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At March 31, 2012, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

BoS Facility B — Bank of Scotland

At March 31, 2012, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (this debt instrument was initially recorded at its estimated fair value of $-0- on the loan closing date). The primary terms and conditions of FLBG2’s $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

•                  Source of repayment will be derived solely from future cash flows, if any, from the assets of FLBG2 (loans with nominal value — see discussion below);

•                  No interest accrues under this loan facility (subject to default interest provisions);

•                  Maturity date of December 19, 2014 (see discussion below); and

•                  FirstCity will receive a management fee equal to 10% of the monthly collections on the assets of FLBG2 (i.e. cash “leak-through”), if any, after payment to BoS-USA of any fees.

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

At maturity of the BoS Facility B, there will likely be a default by FLBG2 as no collections are projected by FirstCity to be received from the assets of FLBG2. The sole recourse of Bank of Scotland on any such default will be to foreclose on the assets of FLBG2. Any default will not have a material adverse effect on FirstCity, as there is no carrying value for this loan facility on FirstCity’s consolidated balance sheet.

BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At March 31, 2012, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

Bank of America

In December 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility (“BoA Loan”) that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility, as amended (as described above). At March 31, 2012, the unpaid principal balance under this loan facility was $45.1 million. The primary terms and conditions under the BoA Loan are as follows:

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

•                  FirstCity will receive a servicing fee equal to 5% of the monthly collections (i.e. cash “leak-through”) from the pledged assets after payment to Bank of America of interest, fees and required principal payment reductions;

•                  Minimum debt service coverage ratio (defined) of 1.4 to 1.0 (beginning with the quarterly period ended March 31, 2012); and

•                  FC Servicing must maintain a minimum net worth of $1.0 million.

The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At March 31, 2012, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

Wells Fargo Capital Finance

American Business Lending, Inc. (“ABL”), a wholly-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) for the purpose of financing and acquiring SBA loans. At March 31, 2012, the unpaid principal balance under this revolving loan facility was $17.2 million. This credit facility matures in January 2015, and is secured by substantially all of the assets of ABL. In addition, FirstCity provided WFCF with an unconditional limited guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in our 2011 Form 10-K. At March 31, 2012, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of March 31, 2012 and December 31, 2011.

			March 31,	December 31,
Description	Interest Rate	Other Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$80,209	$86,579

BOS (USA) reducing note facility ($25.0 million term note) (1) (2)	None	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note (1)	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	45,142	49,228

WFCF $25.0 million revolving loan facility (3)	Alternate interest rates based on Wells Fargo base rate plus 4.25%, LIBOR plus 4.25%, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	17,190	21,405

Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.5%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	15,636	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50-1.50%) or LIBOR + margin (2.25-3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,375	3,531
$1.0 million revolving facility		Matures March 2014	—	—
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2013	1,975	1,625

Non-recourse bank note payable of real estate investment entity (4)	6.07% fixed	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations			1,777	2,094

Total notes payable and other debt obligations			$165,304	$189,936

(1)         In December 2011, FirstCity entered into a debt refinancing arrangement with Bank of Scotland that resulted in the amendment and restatement of the Reducing Note Facility (“BoS Facility A”) and a new loan agreement with BOS (USA) (“BoS Facility B”). In connection with this debt refinancing arrangement, FirstCity also obtained a new credit facility with Bank of America. This debt refinancing transaction was accounted for as a debt extinguishment and, as such, BoS Facility A and BoS Facility B were initially recorded at their estimated fair values of $91.6 million and $-0-, respectively, in December 2011.

(2)         The unamortized discount on this loan facility at March 31, 2012 and December 31, 2011 was $2.5 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $12.4 million and $13.2 million denominated in Euros at March 31, 2012 and December 31, 2011, respectively.

(3)         This revolving loan facility was amended and restated on January 31, 2012 (see Note 8 of the consolidated financial statements).

(4)   FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon acquisition of the underlying real estate property by the creditor and legal release from the obligation in a foreclosure transaction (see Note 4 of the consolidated financial statements). This non-cash activity did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2012.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate primarily to indemnification obligations and guaranty agreements (refer to Note 18 of the consolidated financial statements). We do not believe that these or any other off-balance sheet arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to investors. However, there can be no assurance that such arrangements will not have any such future effects on the Company.

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

These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. For a discussion on the risks, uncertainties and assumptions that affect our business, operating results and financial condition, you should carefully review the “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” qualification and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2011 Form 10-K.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

10.1	—

Amended and Restated Loan Agreement dated January 31, 2012 between American Business Lending, Inc., as borrower, and Wells Fargo Capital Finance LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2012)

10.2	—

Omnibus Amendment and Reaffirmation of Loan Documents dated January 31, 2012 by and among Wells Fargo Capital Finance LLC, as lender, American Business Lending, Inc., as borrower, FirstCity Financial Corporation, as credit party, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 31, 2012)

10.3	—

Approval by the Company’s Compensation Committee of the Board of Directors for a 2012 bonus plan for certain executive officers of the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 2, 2012)

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

* Filed herewith.

**In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

Dated: May 15, 2012

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)