Form 10-Q
period 2012-06-30
FIRSTCITY FINANCIAL CORP
filed 2012-08-14
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock, par value $.01 per share, outstanding at August 8, 2012 was 10,556,197.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,039	$34,802
Restricted cash	1,250	1,229
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $617 and $781	68,353	97,090
Real estate held for sale, net	14,320	26,856
Total Portfolio Assets	82,673	123,946
Loans receivable:
Loans receivable - affiliates	6,757	6,719
Loans receivable - SBA held for sale	4,808	7,614
Loans receivable - SBA held for investment, net of allowance for loan losses of $425 and $333	20,226	19,151
Loans receivable - other, net of allowance for loan losses of $1,083	7,545	12,212
Total loans receivable, net	39,336	45,696
Investment securities available for sale	3,529	3,798
Investments in unconsolidated subsidiaries	103,864	109,393
Service fees receivable ($1,023 and $834 from affiliates)	1,106	913
Servicing assets - SBA loans	1,145	1,090
Assets held for sale	9,948	9,886
Other assets	27,502	25,593
Total Assets (1)	$303,392	$356,346

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other	$139,873	$189,936
Liabilities associated with assets held for sale	5,189	5,317
Other liabilities	22,306	23,690
Total Liabilities (2)	167,368	218,943

Commitments and contingencies (Note 18)

Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 12,056,197 and 11,890,590, respectively; shares outstanding: 10,556,197 and 10,390,590, respectively)	121	119
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	106,822	106,330
Retained earnings	28,243	18,391
Accumulated other comprehensive loss	(1,969)	(1,941)
FirstCity Stockholders’ Equity	122,294	111,976
Noncontrolling interests	13,730	25,427
Total Equity	136,024	137,403
Total Liabilities and Equity	$303,392	$356,346

(1)          Our consolidated assets at June 30, 2012 and December 31, 2011 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $18.5 million and $20.4 million; Portfolio Assets, $68.9 million and $98.4 million; Loans receivable, $39.3 million and $45.7 million; Equity investments, $41.5 million and $51.7 million; various other assets, $37.8 million and $35.9 million; and Total assets, $206.0 million and $252.2 million, respectively.

(2)          Our consolidated liabilities at June 30, 2012 and December 31, 2011 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $43.9 million and $70.2 million; Other liabilities, $17.3 million and $19.0 million; and Total liabilities, $61.2 million and $89.2 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Servicing fees ($3,170 and $2,303 from affiliates for the three-month periods, respectively, and $8,675 and $4,530 from affiliates for the six-month periods, respectively)	$3,397	$2,480	$9,141	$4,905
Income from Portfolio Assets	5,865	9,098	14,370	21,938
Gain on sale of SBA loans held for sale, net	284	646	856	1,530
Interest income from SBA loans	382	325	737	674
Interest income from loans receivable - affiliates	290	773	570	1,511
Interest income from loans receivable - other	91	112	192	300
Revenue from railroad operations	1,951	1,430	3,636	2,860
Other income	2,034	2,054	4,579	3,977
Total revenues	14,294	16,918	34,081	37,695
Costs and expenses:
Interest and fees on notes payable to banks and other	1,334	3,378	3,072	6,961
Interest and fees on notes payable to affiliates	—	386	—	766
Salaries and benefits	5,318	5,525	11,446	10,674
Provision for loan and impairment losses	769	178	1,239	817
Asset-level expenses	912	1,730	1,975	3,144
Costs and expenses from railroad operations	1,471	882	2,699	1,767
Other costs and expenses	4,449	2,706	7,770	4,867
Total costs and expenses	14,253	14,785	28,201	28,996
Earnings before other revenue and income taxes	41	2,133	5,880	8,699
Equity income from unconsolidated subsidiaries	2,081	3,283	6,548	5,154
Gain on business combinations	935	278	935	278
Gain on sale of subsidiaries	—	—	—	5
Earnings before income taxes	3,057	5,694	13,363	14,136
Income tax expense	5	1,024	838	1,626
Net earnings	3,052	4,670	12,525	12,510
Less: Net income attributable to noncontrolling interests	1,565	2,242	2,673	6,357
Net earnings attributable to FirstCity	$1,487	$2,428	$9,852	$6,153

Basic earnings per share of common stock	$0.14	$0.24	$0.94	$0.60
Diluted earnings per share of common stock	$0.14	$0.24	$0.93	$0.60

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	June 30,
	2012	2011
Net earnings	$3,052	$4,670
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available for sale	53	126
Foreign currency translation adjustments	(2,373)	1,329
Total other comprehensive income (loss), net of tax	(2,320)	1,455
Total comprehensive income	732	6,125
Less comprehensive income attributable to noncontrolling interests:
Net income	(1,565)	(2,242)
Net unrealized (gain) loss on securities available for sale, net of tax	(2)	66
Foreign currency translation adjustments	557	(286)
Comprehensive income (loss) attributable to FirstCity	$(278)	$3,663

	Six Months Ended
	June 30,
	2012	2011
Net earnings	$12,525	$12,510
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities available for sale	513	69
Foreign currency translation adjustments	(766)	2,020
Total other comprehensive income (loss), net of tax	(253)	2,089
Total comprehensive income	12,272	14,599
Less comprehensive income attributable to noncontrolling interests:
Net income	(2,673)	(6,357)
Net unrealized (gain) loss on securities available for sale, net of tax	(15)	46
Foreign currency translation adjustments	240	(657)
Comprehensive income attributable to FirstCity	$9,824	$7,631

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated
				Earnings	Other	Non-
	Common	Treasury	Paid in	(Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	6,153	—	6,357	12,510
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	115	(46)	69
Foreign currency translation adjustments	—	—	—	—	1,363	657	2,020
Stock-based compensation expense	—	—	371	—	—	—	371
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Investments in majority-owned entities	—	—	—	—	—	524	524
Distributions to noncontrolling interests	—	—	—	—	—	(10,729)	(10,729)
Balances, June 30, 2011	$118	$(10,923)	$105,893	$327	$1,413	$33,368	$130,196

Balances, December 31, 2011	$119	$(10,923)	$106,330	$18,391	$(1,941)	$25,427	$137,403
Net earnings	—	—	—	9,852	—	2,673	12,525
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	498	15	513
Foreign currency translation adjustments	—	—	—	—	(526)	(240)	(766)
Issuance of common stock under stock- based compensation plans	2	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	494	—	—	—	494
Deconsolidation of majority-owned entity (see Note 3)	—	—	—	—	—	(8,473)	(8,473)
Investments in majority-owned entities	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	(5,682)	(5,682)
Balances, June 30, 2012	$121	$(10,923)	$106,822	$28,243	$(1,969)	$13,730	$136,024

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$12,525	$12,510
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(7,715)	(10,809)
Proceeds from sales of SBA loans held for sale, net	11,880	19,429
Proceeds applied to income from Portfolio Assets	576	2,816
Income from Portfolio Assets	(14,370)	(21,938)
Provision for loan and impairment losses	1,239	817
Foreign currency transaction losses (gains), net	130	(1,530)
Equity income from unconsolidated subsidiaries	(6,548)	(5,154)
Gain on sale of SBA loans held for sale, net	(856)	(1,530)
Gain on business combinations	(935)	(278)
Depreciation and amortization, net	1,774	1,346
Decrease (increase) in other assets	145	(1,812)
Increase (decrease) in other liabilities	(588)	461
Other, net	(127)	(404)
Net cash used in operating activities	(2,870)	(6,076)
Cash flows from investing activities:
Purchases of property and equipment, net	(766)	(1,137)
Cash paid for business combinations, net of cash acquired	16	(498)
Decrease in cash from deconsolidation of subsidiary	(2,855)	—
Net principal payments on loans receivable	2,295	352
Purchases of SBA loans held for investment	—	(696)
Net principal advances on SBA loans held for investment	(1,635)	(1,468)
Purchase of investment securities available for sale	—	(3,485)
Net principal payments on investment securities available for sale	796	1,093
Purchases of Portfolio Assets	(1,444)	(5,375)
Proceeds applied to principal on Portfolio Assets	48,847	80,962
Contributions to unconsolidated subsidiaries	(18,443)	(22,751)
Distributions from unconsolidated subsidiaries	23,599	20,011
Net cash provided by investing activities	50,410	67,008
Cash flows from financing activities:
Borrowings under notes payable to affiliates	—	696
Borrowings under notes payable to banks and other	15,942	21,882
Principal payments of notes payable to affiliates	—	(2,202)
Principal payments of notes payable to banks and other	(59,231)	(81,417)
Proceeds from secured borrowings, net	—	(4,302)
Distributions to noncontrolling interests	(5,682)	(10,729)
Other, net	(282)	(273)
Net cash used in financing activities	(49,253)	(76,345)
Effect of exchange rate changes on cash and cash equivalents	(50)	738
Net decrease in cash and cash equivalents	(1,763)	(14,675)
Cash and cash equivalents, beginning of period	34,802	46,597
Cash and cash equivalents, end of period	$33,039	$31,922

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,674	$5,878
Cash paid during the period for income taxes, net of refunds	1,400	634

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $25.4 million at June 30, 2012 (including $1.3 million of loans pending management’s post-purchase evaluation) and $27.9 million at December 31, 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $37.5 million and $53.8 million at June 30, 2012 and December 31, 2011, respectively.

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

The Company has servicing contracts with certain of its Acquisition Partnerships that entitle the Company to receive additional compensation for servicing after a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the required level of returns specified in the investor contracts are attained. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The Acquisition Partnerships accrue a liability for these contingent fees provided that payment of the fees is probable and reasonably estimable.

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

(3)  Business Combinations, Deconsolidation of Subsidiary, and Disposal Groups Held for Sale

European Acquisition Partnership and European Servicing Entity — Capital and Ownership Restructure

In June 2012, the capital and ownership structures of two European entities under common control of FirstCity and a non-affiliated investor group were modified (as agreed-upon by FirstCity and the non-affiliated investor group). The entities involved included UBN, SAS (“UBN,” an Acquisition Partnership) and MCS et Associés (“MCS,” a servicing entity). At the time of restructure, FirstCity had a direct 70% controlling ownership interest in UBN and a combined direct and indirect 37% noncontrolling ownership interest in MCS. FirstCity’s indirect ownership interest in MCS resulted from its ownership in UBN, which had a direct 35% noncontrolling ownership interest in MCS. Under terms of the restructure, FirstCity and the non-affiliated investor group contributed their MCS ownership interests to UBN in exchange for modified ownership interests in UBN that approximated their respective economic interests in these entities (on a combined basis) prior to the restructure. As a result, UBN now has a 100% controlling interest in MCS, and FirstCity’s ownership interest in UBN decreased to 38% (the controlling 62% interest in UBN is now held by the non-affiliated investor group). As such, the form of FirstCity’s investment in UBN changed from a consolidated subsidiary to an unconsolidated subsidiary (now treated as an equity-method investment), and FirstCity no longer has any direct investment in MCS.

The restructure resulted in FirstCity’s deconsolidation of UBN (since FirstCity now has a noncontrolling interest in UBN) and the exchange of an equity-method investment in MCS with an equity-method investment in UBN. FirstCity accounted for this activity as a non-monetary exchange transaction between entities with a high degree of common ownership, and accounted for the restructure at historical cost (i.e. there was no impact to FirstCity’s consolidated earnings). The net impact to FirstCity’s consolidated balance sheet from recording this activity on the restructure date consisted primarily of the following: (1) $2.9 million decrease in cash (remove cash held by UBN upon deconsolidation); (2) $0.5 million non-cash decrease in other liabilities (remove obligations of UBN upon deconsolidation); (3) $8.5 million non-cash decrease in noncontrolling interest (remove the noncontrolling equity interest in UBN attributable to the non-affiliated investor group upon deconsolidation); and (4) $6.1 million non-cash decrease to investments in unconsolidated subsidiaries (upon FirstCity’s exchange of an equity-method investment in MCS with an equity-method investment in UBN).

Railroad Operation — Business Combination

In June 2012, FirstCity, through its majority-owned Special Situations Platform subsidiary, acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company’s debt obligation to FirstCity. The Company’s acquisition of the operating assets was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the identifiable assets acquired included $2.8 million of property and equipment, $0.5 million of trade receivables, and $0.2 million of various other assets. The estimated fair value of the identifiable liabilities assumed by the Company was not significant. The fair value of the net asset acquired by the Company exceeded its $2.5 million purchase price by approximately $0.9 million, which the Company recognized as “Gain on business combination” in its consolidated statement of earnings for the three- and six-month periods ended June 30, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mexican Acquisition Partnerships — Disposal Groups Held for Sale

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

The consolidated assets and liabilities for these Mexican subsidiaries, as measured at the lower of their respective carrying amount or estimated fair value (less costs to sell), have been respectively classified as “Assets held for sale” and “Liabilities associated with assets held for sale” on our consolidated balance sheets. At June 30, 2012 and December 31, 2011, the assets included primarily Portfolio Assets ($4.9 million and $4.8 million, respectively) and an affiliated loan receivable ($5.1 million), and the liabilities included primarily an affiliated note payable ($5.1 million). See Note 16 for additional information related to the affiliated loan receivable and affiliated note payable.

In July 2012, the Company sold its interests in two of these Mexican subsidiaries for $5.5 million. The Company recognized a gain of approximately $1.3 million on this transaction, which included recognition of $0.5 million of previously-deferred income attributed to one of the subsidiaries.

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

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30, 2012
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$47,211	$415	$46,796
Business assets	9,229	170	9,059
Other	3,253	12	3,241
Europe - commercial real estate	3,820	—	3,820
Other	5,457	20	5,437
Total Loan Portfolios	$68,970	$617	68,353
Real estate held for sale, net			14,320

Total Portfolio Assets			$82,673

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

In March 2012, a real estate property with a carrying value of $6.9 million (owned by a subsidiary under the Company’s Special Situations Platform business segment) was acquired by the creditor holding the mortgage secured by this property in a foreclosure transaction. The Company had the legal right to bring the account into good standing by paying all past due payments; however, the Company believed it would be unable to facilitate a positive cash flow on the property for an extended period of time based on local economic conditions. Management further believed that the property’s liquidation value was less than the debt obligation securing the property. Upon acquisition of the real estate property by the creditor and legal release from the obligation, the Company de-recognized the related non-recourse debt obligation from its consolidated balance sheet (see Note 8). This non-cash activity did not have a material impact on the Company’s results of operations for the six-month period ended June 30, 2012.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$5,500	$7,850	$13,075	$20,177
Purchased performing loans	68	194	139	286
UBN	—	455	—	542
Other	10	89	45	143
Real Estate Portfolios	287	510	1,111	790
Income from Portfolio Assets	$5,865	$9,098	$14,370	$21,938

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of June 30, 2012 and 2011, respectively. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

yield related to the Company’s Purchased Credit-Impaired Loans for the three- and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$4,378	$19,980	$4,732	$1,380
Accretion	(229)	(1,137)	(576)	(2,668)
Reclassification from (to) nonaccretable difference	(2,103)	2,669	(2,085)	2,895
Disposals	(2,046)	(1,920)	(2,071)	(3,302)
Transfer from non-accrual	—	8,052	—	29,325
Translation adjustments	—	7	—	21
Ending Balance	$—	$27,651	$—	$27,651

Acquisitions of Purchased Credit-Impaired Loans for the three- and six-month month periods ended June 30, 2012 and 2011, respectively, are summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Face value at acquisition	$2,380	$1,574	$7,585	$5,711
Cash flows expected to be collected at acquisition, net of adjustments	1,663	1,270	3,362	5,480
Basis in acquired loans at acquisition	1,314	976	1,696	4,080

During the six-month period ended June 30, 2012, the Company sold loan Portfolio Assets with an aggregate carrying value of $18.7 million. The Company sold loan Portfolio Assets with an aggregate carrying value of $39.9 million during the six-month period ended June 30, 2011 — which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011. FirstCity has a non-controlling beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security.

For the six-month period ended June 30, 2012, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $0.9 million — which was comprised of a $0.5 million provision for loan losses, net of recoveries, and a $0.4 million impairment charge on real estate portfolios. For the six-month period ended June 30, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $0.6 million — which was comprised of a $0.3 million provision for loan losses, net of recoveries, and a $0.3 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and six-month month periods ended June 30, 2012, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN (1)	Other	Total
Beginning balance, April 1, 2012	$510	$200	$38	$—	$—	$—	$5	$753
Provisions	277	35	—	—	—	—	25	337
Recoveries	—	—	—	—	—	—	—	—
Charge offs	(372)	(65)	(26)	—	—	—	(10)	(473)
Ending balance, June 30, 2012	$415	$170	$12	$—	$—	$—	$20	$617

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN (1)	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$—	$—	$—	$5	$781
Provisions	405	97	5	—	—	—	25	532
Recoveries	—	(44)	—	—	—	—	—	(44)
Charge offs	(543)	(68)	(31)	—	—	—	(10)	(652)
Ending balance, June 30, 2012	$415	$170	$12	$—	$—	$—	$20	$617

(1)  The Company sold the underlying UBN loan portfolio in November 2011.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and six-month month period ended June 30, 2011, are as follows:

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

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial real estate	$50,616	$76,918
Business assets	9,059	10,557
Other commercial	8,678	9,615
	$68,353	$97,090

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)    Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,757	$6,719
SBA, net of allowance for loan losses of $425 and $333, respectively	25,034	26,765
Other, net of allowance for loan losses of $1,083	7,545	12,212

Total loans, net	$39,336	$45,696

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$4,747	$7,483
Capitalized costs, net of fees	61	131
Carrying amount of loans, net	$4,808	$7,614

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$3,260	$7,769	$7,614	$11,608
Originations and advances of loans	4,929	4,933	7,754	10,872
Payments received	(18)	(36)	(39)	(63)
Capitalized costs, net	13	(76)	(69)	(125)
Loans sold and transferred	(3,376)	(7,518)	(10,452)	(17,220)
Ending Balance	$4,808	$5,072	$4,808	$5,072

Loans receivable — SBA held for sale represent the portions of SBA loans originated or acquired by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost for the six-month periods ended June 30, 2012 and 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$6,391	$6,518
Discounts, net	(15)	(59)
Capitalized interest	381	260
Carrying amount of loans, net	$6,757	$6,719

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$6,677	$15,636	$6,719	$16,781
Advances	—	—	—	700
Payments received	—	(287)	(128)	(717)
Capitalized costs, net	58	140	122	8
Discount accretion, net	22	22	44	44
Loan transfer (1)	—	—	—	(1,402)
Other noncash adjustments	—	(492)	—	(492)
Foreign exchange gains	—	10	—	107
Ending Balance	$6,757	$15,029	$6,757	$15,029

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

The Company did not record any provisions for impairment during the six-month periods ended June 30, 2012 and 2011. During the six-month period ended June 30, 2011, the Company sold an affiliated loan with a carrying value of $1.4 million. The Company did not sell any affiliated loans during the six-month period ended June 30, 2012. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$21,758	$20,503
Allowance for loan losses	(425)	(333)
Discounts, net	(1,447)	(1,292)
Capitalized costs	340	273
Carrying amount of loans, net	$20,226	$19,151

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$19,389	$15,574	$19,151	$15,415
Purchases of loans	—	696	—	696
Originations and advances of loans	1,643	1,368	2,585	2,048
Payments received	(675)	(303)	(1,033)	(636)
Capitalized costs	30	26	67	50
Change in allowance for loan losses	16	26	(92)	(32)
Discount accretion, net	(33)	(82)	(171)	(150)
Charge-offs	(144)	(27)	(281)	(113)
Ending Balance	$20,226	$17,278	$20,226	$17,278

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured primarily by business assets such as accounts receivable, property and equipment, real estate and inventory. The Company recorded net impairment provisions on SBA loans held for investment of $0.4 million for the six-month period ended June 30, 2012. The impairment provision recorded by the Company for the six-month period ended June 30, 2011 was $0.1 million. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$8,874	$13,541
Allowance for loan losses	(1,083)	(1,083)
Capitalized interest and costs	(246)	(246)
Carrying amount of loans, net	$7,545	$12,212

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$10,129	$13,003	$12,212	$13,011
Advances	350	1,040	729	1,719
Payments received	(434)	(1,306)	(2,896)	(2,054)
Noncash consideration (1)	(2,500)	—	(2,500)	—
Capitalized interest and costs	—	—	—	50
Discount accretion, net	—	4	—	15
Ending Balance	$7,545	$12,741	$7,545	$12,741

(1)     Represents a principal reduction on a loan receivable upon FirstCity’s acquisition of certain underlying loan collateral from the borrower as partial consideration for repayment. See Note 3 for additional information.

Loans receivable — other include loans made to non-affiliated entities and are secured primarily by business assets such as accounts receivable, inventory, property and equipment, and real estate. The Company did not record any provisions for impairment for the six-month periods ended June 30, 2012 and 2011. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment for the three- and six-month month periods ended June 30, 2012 and 2011:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, April 1, 2012	$441	$—	$1,083	$1,524
Provisions	132	—	—	132
Recoveries	(3)	—	—	(3)
Charge-offs	(145)	—	—	(145)
Balance, June 30, 2012	$425	$—	$1,083	$1,508

Balance, April 1, 2011	$423	$—	$1,083	$1,506
Provisions	32	—	—	32
Recoveries	(31)	—	—	(31)
Charge-offs	(27)	—	—	(27)
Balance, June 30, 2011	$397	$—	$1,083	$1,480

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2012	$333	$—	$1,083	$1,416
Provisions	383	—	—	383
Recoveries	(8)	—	—	(8)
Charge-offs	(283)	—	—	(283)
Balance, June 30, 2012	$425	$—	$1,083	$1,508

Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	185	—	—	185
Recoveries	(40)	—	—	(40)
Charge-offs	(113)	—	—	(113)
Balance, June 30, 2011	$397	$—	$1,083	$1,480

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	Commercial Loans:
(Dollars in thousands)	SBA	Affiliates	Other	Total
June 30, 2012:
Loans individually evaluated for impairment	$606	$6,757	$8,628	$15,991
Loans collectively evaluated for impairment	20,045	—	—	20,045
Total loans evaluated for impairment (excluding loans held for sale)	$20,651	$6,757	$8,628	$36,036

Allowance for loans individually evaluated for impairment	$235	$—	$1,083	$1,318
Allowance for loans collectively evaluated for impairment	190	—	—	190
Total allowance for loan losses	$425	$—	$1,083	$1,508

December 31, 2011:
Loans individually evaluated for impairment	$404	$6,719	$13,295	$20,418
Loans collectively evaluated for impairment	19,080	—	—	19,080
Total loans evaluated for impairment (excluding loans held for sale)	$19,484	$6,719	$13,295	$39,498

Allowance for loans individually evaluated for impairment	$308	$—	$1,083	$1,391
Allowance for loans collectively evaluated for impairment	25	—	—	25
Total allowance for loan losses	$333	$—	$1,083	$1,416

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of June 30, 2012 and December 31, 2011. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012:
SBA - commercial loans	$15,361	$4,515	$453	$322	$20,651

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,757	$—	$6,757
Other - commercial loans	2,752	5,876	8,628
	$9,509	$5,876	$15,385

Total loans (excluding loans held for sale)			$36,036

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011:
SBA - commercial loans	$15,325	$3,648	$107	$404	$19,484

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,719	$—	$6,719
Other - commercial loans	4,398	8,897	13,295
	$11,117	$8,897	$20,014

Total loans (excluding loans held for sale)			$39,498

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables include an aging analysis of our recorded investment in loans held for investment as of June 30, 2012 and December 31, 2011:

	Loans Past Due and Still Accruing
	31-60	61-90	Over		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	90 Days	Total	Loans	Loans	Loans
June 30, 2012:
Commercial loans:
SBA	$—	$—	$—	$—	$606	$20,045	$20,651
Affiliates	—	—	3,261	3,261	—	3,496	6,757
Other	—	—	—	—	5,876	2,752	8,628
Total loans (excluding loans held for sale)	$—	$—	$3,261	$3,261	$6,482	$26,293	$36,036

December 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$—	$404	$19,080	$19,484
Affiliates	—	—	—	—	—	6,719	6,719
Other	—	—	—	—	8,897	4,398	13,295
Total loans (excluding loans held for sale)	$—	$—	$—	$—	$9,301	$30,197	$39,498

The following table presents additional information regarding the Company’s impaired loans as of June 30, 2012 and December 31, 2011:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average	Average
	Without a	With a	Total	Unpaid	Related	Impaired	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Period	the Quarter
June 30, 2012:
Commercial loans:
SBA	$—	$606	$606	$635	$235	$709	$622
Affiliates	—	—	—	—	—	—	—
Other	2,906	2,970	5,876	7,599	1,083	8,305	7,919
Total loans (excluding loans held for sale)	$2,906	$3,576	$6,482	$8,234	$1,318	$9,014	$8,541

December 31, 2011:
Commercial loans:
SBA	$—	$404	$404	$425	$308	$652
Affiliates	—	—	—	—	—	—
Other	5,897	3,000	8,897	10,569	1,083	9,648
Total loans (excluding loans held for sale)	$5,897	$3,404	$9,301	$10,994	$1,391	$10,300

The Company did not recognize any significant amounts of interest income on impaired loans during the six-month periods ended June 30, 2012 and 2011.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Balance Sheets

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$494,389	$450,189
Liabilities	$33,626	$39,401
Net equity	460,763	410,788
	$494,389	$450,189
Servicing and operating entities:
Assets	$174,856	$163,647
Liabilities	$100,719	$86,269
Net equity	74,137	77,378
	$174,856	$163,647
Total:
Assets	$669,245	$613,836
Liabilities	$134,345	$125,670
Net equity	534,900	488,166
	$669,245	$613,836

Equity investment in Acquisition Partnerships	$62,898	$59,952
Equity investment in servicing and operating entities	40,966	49,441
	$103,864	$109,393

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$18,398	$12,092	$45,352	$25,360
Costs and expenses	19,808	7,336	25,511	13,146
Net earnings (loss)	$(1,410)	$4,756	$19,841	$12,214

Servicing and operating entities:
Revenues	$23,634	$27,410	$49,693	$49,423
Costs and expenses	21,466	20,568	42,779	40,476
Net earnings	$2,168	$6,842	$6,914	$8,947

Equity income (loss) from Acquisition Partnerships	$861	$(7)	$3,189	$577
Equity income from servicing and operating entities	1,220	3,290	3,359	4,577
	$2,081	$3,283	$6,548	$5,154

At June 30, 2012 and December 31, 2011, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $413.0 million and $377.7 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$398,082	$349,529
Operating entities	58,113	53,256
Latin America:
Acquisition Partnerships	96,307	100,660
Servicing entities	1,889	1,857
Europe - servicing entities	114,854	108,534
	$669,245	$613,836

Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$375,631	$325,557
Operating entities	18,336	20,515
Latin America:
Acquisition Partnerships	85,132	85,231
Servicing entities	711	763
Europe - servicing entities	55,090	56,100
	$534,900	$488,166

Company’s carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$58,489	$55,612
Operating entities	11,832	12,508
Latin America:
Acquisition Partnerships	4,409	4,340
Servicing entities	2,760	2,758
Europe - servicing entities (1)	26,374	34,175
	$103,864	$109,393

(1)         Includes a $6.1 million non-cash reduction to the carrying value of FirstCity’s equity-method investment in a European servicing entity in June 2012 (see Note 3 for additional information).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity income (loss) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$15,071	$7,813	$37,668	$16,068
Other Acquisition Partnerships	46	211	75	295
Other operating entities	7,807	11,040	15,236	19,435
Latin America:
Acquisition Partnerships	3,281	3,910	7,609	8,706
Servicing entity	2,523	2,863	4,796	5,473
Europe:
Acquisition Partnerships	—	158	—	291
MCS et Associes (servicing entity)	12,241	12,356	27,358	22,370
Other servicing entities	1,063	1,151	2,303	2,145
	$42,032	$39,502	$95,045	$74,783

Net earnings (loss) of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$8,294	$466	$21,922	$6,395
Other Acquisition Partnerships	(172)	(334)	(999)	(461)
Other operating entities	559	3,327	564	3,637
Latin America:
Acquisition Partnerships	(9,532)	4,581	(1,082)	6,244
Servicing entity	307	539	482	859
Europe:
Acquisition Partnerships	—	43	—	36
MCS et Associes (servicing entity)	1,237	2,932	5,607	4,345
Other servicing entities	65	44	261	106
	$758	$11,598	$26,755	$21,161

Company’s equity income (loss) from the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$1,239	$46	$3,763	$1,028
Other Acquisition Partnerships	(78)	(158)	(483)	(208)
Other operating entities	291	1,622	226	1,774
Latin America:
Acquisition Partnerships	(300)	84	(91)	(272)
Servicing entity	154	270	241	430
Europe:
Acquisition Partnerships	—	21	—	29
MCS et Associes (servicing entity)	759	1,387	2,828	2,347
Other servicing entities	16	11	64	26
	$2,081	$3,283	$6,548	$5,154

At June 30, 2012, the Company had $10.6 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 10 for additional information.

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$1,268	$1,082	$1,193	$954
Servicing Assets capitalized	65	124	201	301
Servicing Assets amortized	(62)	(54)	(123)	(103)
Ending Balance	$1,271	$1,152	$1,271	$1,152

Reserve for impairment of servicing assets:
Beginning Balance	$(115)	$(143)	$(103)	$(118)
Impairments	(12)	(44)	(26)	(75)
Recoveries	1	2	3	8
Ending Balance	$(126)	$(185)	$(126)	$(185)

Ending Balance (net of reserve)	$1,145	$967	$1,145	$967

Fair value of amortized servicing assets:
Beginning balance	$1,376	$1,019	$1,326	$921
Ending balance	$1,389	$1,019	$1,389	$1,019

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

(8)  Notes Payable to Banks and Other Debt Obligations

The Company’s notes payable and other debt obligations at June 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		June 30,	December 31,
Description	Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount (1) (2)	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$69,867	$86,579

BOS (USA) reducing note facility ($25.0 million term note) (1)	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note (1)	Secured by all assets of FH Partners, matures December 2014	31,971	49,228

WFCF $25.0 million revolving loan facility (3)	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	19,428	21,405

FNBCT $15.0 million revolving loan facility (4)	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	—

Non-recourse bank notes payable of various U.S. Portfolio Entities	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	7,492	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries	Secured by assets of the subsidiaries, various maturities through March 2016	7,231	5,156

Non-recourse bank note payable of real estate investment entity (5)	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations		1,884	2,094

Total notes payable and other debt obligations		$139,873	$189,936

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

(2)         The unamortized discount on this loan facility at June 30, 2012 and December 31, 2011 was $2.0 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $10.6 million and $13.2 million denominated in Euros at June 30, 2012 and December 31, 2011, respectively (see Note 10).

(3)         This revolving loan facility was amended and restated on January 31, 2012 (see discussion below).

(4)         FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see discussion below).

(5)         FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon the acquisition of the underlying real estate property by the creditor in a foreclosure transaction (see Note 4 for additional information). This non-cash activity did not have a material impact on the Company’s results of operations for the six-month period ended June 30, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FC Investment Holdings Corporation

On May 21, 2012, FC Investment Holdings Corporation (“FC Investment”), a FirstCity wholly-owned subsidiary, as borrower, and FirstCity, as guarantor, and First National Bank of Central Texas (“FNBCT”), as lender, entered into a loan agreement dated May 16, 2012 (the “FNBCT Loan Facility”). In addition, on May 21, 2012, FirstCity executed a guaranty agreement that provided for its unlimited guaranty for repayment of the indebtedness of FC Investment including, without limitation, under the FNBCT Loan Facility. The FNBCT Loan Facility is a $15.0 million revolving loan facility that provides funding for FC Investment and its subsidiaries to finance the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. The primary terms and conditions of the FNBCT Loan Facility are as follows:

•                  Provides maximum outstanding borrowings up to $15.0 million;

•                  The loan facility is secured by security interests in substantially all of the assets of FC Investment and its subsidiaries (the “Covered Entities”). FirstCity Servicing Corporation (“FC Servicing”), a FirstCity wholly-owned subsidiary, provides a security interest in servicing fees payable to it by the Covered Entities and the non-wholly owned portfolio entities owned by the Covered Entities. FC Servicing does not provide a security interest in servicing agreements entered into with the Covered Entities, or in any of its other assets and does not guaranty the obligations under this loan facility;

•                  Provides that no advance will be made that causes the outstanding balance of the loan facility to exceed an amount equal to 25.0% of the net present value of the equity interests and loans and other assets owned by the Covered Entities which are pledged to secure the loan facility reduced by any reserves established by FNBCT related to the pledged loans and other assets and the pledged equity interests (“Net Present Collateral Value”);

•                  Provides for a fluctuating interest rate equal to the greater of (i) the rate of interest published in the Wall Street Journal as the prime rate of commercial banks, or (ii) 4.0%;

•                  Provides for a maturity date of August 15, 2013;

•                  Provides that all net cash flow from the pledged assets be deposited into a pledged account with FNBCT on a monthly basis, and for funds to be distributed out of the pledged account and applied in the following manner and priority: (i) to interest due under the loan facility, (ii) to fees and expenses due under the loan facility, (iii) payment of principal outstanding under the loan facility in an amount required to reduce the outstanding principal balance of the loan as is required so that the principal balance of the loan is equal to 25.0% of the Net Present Collateral Value, (iv) payment of principal if an event of default has occurred, (v) payment of the principal in such additional amount as may be determined by FNBCT in its discretion, and (vi) any remaining balance to FC Investment;

•                  Provides that FNBCT is only required to fund up to $7.5 million, with the balance of the commitment under the revolving loan facility to be funded by a participating bank in the loan facility;

•                  Provides for (i) an administration fee of $25,000 for the period through the maturity date, which fee was paid at closing, (ii) a facility fee in the amount of $93,750 for the period through the maturity date, which fee was paid at closing, and (iii) a non-utilization fee payable following each calendar quarter equal to 0.50% of the average daily amount by which the outstanding principal amount of the revolving loan during the preceding calendar quarter is less than $15.0 million, provided, in the event the financial institution participating in the revolving loan fails to advance its pro-rata share of any advance in a circumstance in which FNBCT is funding the advance, the non-utilization fee shall be calculated based on the average daily amount by which the total amount funded by FNBCT from its own funds during the preceding calendar quarter is less than  $7.5 million;

•                  FC Investment must maintain a minimum interest coverage ratio, based on net cash flows from the pledged assets, of 2.0 to 1.0 (on  a consolidated basis);

•                  FC Investment must maintain a minimum tangible net worth (defined) of $75.0 million (on a consolidated basis); and

•                  The FNBCT Loan Facility and other loan documents do not create any security interest in the property of, or impose any contractual limitations upon, FirstCity Commercial Corporation, FH Partners LLC, FLBG Corporation or any of their subsidiaries, which are FirstCity subsidiaries and are parties to, or provide guaranties or security interests with respect to, FirstCity’s loan facility with Bank of Scotland.

In addition to the foregoing, the FNBCT Loan Facility contains representations, warranties and certain other covenants on the part of FC Investment, FirstCity and the other Covered Entities that are typical for a loan facility of this type. Furthermore, the FNBCT Loan Facility and related loan documents contain customary events of default, including, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, FNBCT may

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accelerate the indebtedness under this loan facility. At June 30, 2012, FC Investment was in compliance with all covenants or other requirements set forth in this loan facility.

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

In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At June 30, 2012, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

(9)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(2,380)	$(1,854)
Net unrealized gain (loss) on securities available for sale, net of tax	411	(87)
Total accumulated other comprehensive loss	$(1,969)	$(1,941)

(10)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At June 30, 2012, the Company carried $10.6 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At June 30, 2012 and December 31, 2011, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	June 30, 2012	December 31, 2011

Euro-denominated debt	Notes payable to banks	$10,635	$13,240

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and six-month month periods ended June 30, 2012 and 2011 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011

Euro-denominated debt	$569	$(329)	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Six Months Ended		Reclassified from	Six Months Ended
Net Investment	June 30,		AOCI into Income	June 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011

Euro-denominated debt	$171	$(1,621)	Other income (expense)	$—	$—

(11)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three- and six-month month periods ended June 30, 2012 and 2011 consisted of the following:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

U.S. state current income tax expense (benefit)	$125	$70	$303	$(297)
Federal current income tax benefit	—	137	—	137
Foreign current income tax expense	251	1,412	340	1,938
Foreign deferred income tax expense (benefit)	(371)	(595)	195	(152)
Total	$5	$1,024	$838	$1,626

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. At June 30, 2012 and December 31, 2011, the Company had $0.5 million and $0.1 million of deferred foreign income tax liabilities attributable primarily to our consolidated foreign operations.

The Company also has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At June 30, 2012 and December 31, 2011, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

(12)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company’s historical experience and future expectations. We recognized stock-based compensation cost of approximately $0.3 million and $0.5 million for the three- and six-month month periods ended June 30, 2012, respectively, and $0.2 million and $0.4 million for the three- and six-month month periods ended June 30, 2011, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

A summary of the Company’s stock options and related activity as of and for the six months ended June 30, 2012 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
(in thousands)
Options outstanding at January 1, 2012	722,400	$8.06
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at June 30, 2012	722,400	$8.06	4.96	$849

Options exercisable at June 30, 2012	589,900	$8.31	4.47	$621

As of June 30, 2012, there was approximately $0.4 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the six months ended June 30, 2012 is presented below:

Number of
Shares
Shares outstanding at December 31, 2011	96,126
Shares granted	165,607
Shares vested	(50,212)
Shares outstanding at June 30, 2012	211,521

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. In March 2012, the Company granted (i) 26,250 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 139,357 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $8.78 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of June 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.4 years.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per common share for the three- and six-month month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net earnings	$3,052	$4,670	12,525	12,510
Less: Net income attributable to noncontrolling interests	1,565	2,242	2,673	6,357
Net earnings attributable to FirstCity	$1,487	$2,428	$9,852	$6,153
Less: Net earnings allocable to participating securities	29	—	147	—
Net earnings allocable to common shares	$1,458	$2,428	$9,705	$6,153

Weighted-average common shares outstanding - basic	10,345	10,279	10,322	10,273
Dilutive effect of restricted stock shares	24	—	33	—
Dilutive effect of stock options	44	25	44	21
Weighted-average common shares outstanding - diluted	10,413	10,304	10,399	10,294

Net earnings per share:
Basic	$0.14	$0.24	$0.94	$0.60
Diluted	$0.14	$0.24	$0.93	$0.60

For the three-month periods ended June 30, 2012 and 2011, potentially dilutive securities representing approximately 418,000 and 705,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

For the six-month periods ended June 30, 2012 and 2011, potentially dilutive securities representing approximately 654,000 and 675,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is most-significant to the fair value measurement in its entirety. In the determination of the classification of assets and liabilities in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market conditions, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances, judgments are made regarding the significance of the Level 3 inputs to the fair value measurements of the respective assets and liabilities in their entirety. If the valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data, the asset or liability is classified as Level 3.

Determination of Fair Value

We attempt to base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available, and minimize the use of unobservable inputs when developing fair value measurements. However, active market pricing information and other observable market data are not available for a portion of the Company’s financial instruments (primarily investments in unconsolidated subsidiaries, non-public debt instruments and, on occasion, distressed assets). In instances where there is limited or no observable market data, fair value measurements are based principally upon our own valuation models and estimates, or combination of our own valuation models and estimates plus independent vendor or broker pricing, and the measurements are often calculated, as applicable, based on current pricing adjusted for the economic and competitive environment, the characteristics of the asset or liability, and other such factors that, in management’s opinion, reflect elements a market participant would consider. As with any valuation technique used to estimate fair value, changes in underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Accordingly, these fair value estimates may not be realized in an actual sale or immediate settlement of the asset or liability. The Company believes the imprecision of an estimate could significantly impact the fair value measurement.

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

Portfolio Assets — Loans:  See Note 1 for information on the carrying value of loan Portfolio Assets. The Company does not carry its loan Portfolio Assets at fair value on a recurring basis. However, periodically, we may record non-recurring adjustments to the carrying value of impaired loans to reflect partial write-downs, which are reported as non-recurring fair value measurements when the adjustment is based on the observable market price of the loan or the fair value of collateral. The fair values of impaired loans are generally based on appraised value of collateral. Non-recurring fair value adjustments to loans that are based on observable market prices and collateral valuations using observable inputs are classified as Level 2 measurements. When management determines that the fair value of the collateral requires additional adjustments, such as a result of non-current appraisal value or when there is no observable market price, the Company generally employs internal valuation processes consisting primarily of market comparable

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

pricing and discounted cash flow techniques. These internal valuation techniques include various significant unobservable inputs, such as market discount rates, liquidity discounts, comparability adjustments, loss severity, and market/collateral condition adjustments. The Company classifies its fair value measurements using internal valuation techniques for these assets as Level 3 for non-recurring fair value adjustments, because these valuation techniques are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

Additionally, for disclosure purposes, the Company is required to provide fair value estimates for its loan Portfolio Assets that are not recorded at fair value on a recurring or non-recurring basis. The Company estimates fair value for this disclosure using a discounted cash flow model that employs market discount rates that reflect the Company’s current pricing for loans with similar characteristics, adjusted for various considerations such as market conditions and credit risk. This fair value measurement technique is a Level 3 measurement, because it is principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

Portfolio Assets — Real Estate:  See Note 1 for information on the carrying value of our real estate investments held for sale and held for investment. Fair value measurements for our real estate investments are generally based on collateral valuations using observable inputs and, accordingly, we classify these assets as Level 2 for non-recurring fair value adjustments.

Loans Receivable Held for Investment:  See Note 1 for information on the carrying value of loans receivable held for investment. The Company does not carry its loans receivable held for investment at fair value on a recurring basis. However, periodically, we may record non-recurring adjustments to the carrying value of impaired loans to reflect partial write-downs, which are reported as non-recurring fair value measurements when the adjustment is based on the observable market price of the loan or the fair value of collateral. The fair values of impaired loans are generally based on appraised value of collateral. Non-recurring fair value adjustments to loans that are based on observable market prices and collateral valuations using observable inputs are classified as Level 2 measurements. When management determines that the fair value of the collateral requires additional adjustments, such as a result of non-current appraisal value or when there is no observable market price, the Company generally employs internal valuation processes consisting primarily of market comparable pricing and discounted cash flow techniques. These internal valuation techniques include various significant unobservable inputs, such as market discount rates, liquidity discounts, comparability adjustments, loss severity, and market/collateral condition adjustments. The Company classifies its fair value measurements using internal valuation techniques for these assets as Level 3 for non-recurring fair value adjustments, because these valuation techniques are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

Additionally, for disclosure purposes, the Company is required to provide fair value estimates for its loans receivable held for investment that are not recorded at fair value on a recurring basis. For this disclosure, estimated fair values of fixed-rate loans receivable, including affiliated loans, are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses, that employs market discount rates and other adjustments that would be expected to be made by a market participant. Estimated fair values of variable-rate loans that re-price frequently at market interest rates are based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. These fair value measurement techniques are classified as Level 3 measurements, because they are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investments in Unconsolidated Subsidiaries:  Investments in unconsolidated subsidiaries are generally recorded under the equity method of accounting (see Note 1). Estimated fair values of these investments are based on a discounted cash flow approach using a price quotation for similar investments, adjusted for various considerations that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these non-marketable equity investments as Level 3 for non-recurring fair value adjustments, because pricing information for similar assets is generally not released to the public, and the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

Assets Held for Sale, Net of Related Liabilities:  Assets held for sale, net of related liabilities, represent the net assets of certain Company subsidiaries that management expects to sell or otherwise dispose, and are carried at the lower-of-cost or market (see Note 3). The composition of these assets and liabilities comprises primarily Portfolio Assets, an affiliated loan receivable, and an affiliated note payable. The estimated fair values of the net assets related to these subsidiaries were based primarily on a contractual sales price (adjusted for costs to sell) and a price quotation from a prospective buyer and, accordingly, we classify these assets and liabilities as Level 2 for non-recurring fair value adjustments.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. The Company did not have any liabilities that were measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

	At June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,446	$—	$—	$1,446
Asset-backed securities	—	—	2,083	2,083
	$1,446	$—	$2,083	$3,529

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,000	$—	$—	$1,000
Asset-backed security	—	—	2,798	2,798
	$1,000	$—	$2,798	$3,798

At June 30, 2012 and December 31, 2011, the amortized cost of the Company’s marketable equity security approximated $1.1 million and $1.1 million, respectively. At June 30, 2012 and December 31, 2011, the amortized cost of the Company’s asset-backed securities approximated $2.1 million and $2.8 million, respectively. The Company used a discounted cash flow model (valuation technique), with a 20% discount rate (significant unobservable input), to measure the estimated fair value of its asset-backed security (Level 3 asset) at June 30, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three- and six-month month periods ended June 30, 2012 and 2011, there were no transfers of assets recorded at fair value on a recurring basis in or out of the Level 1, 2 or 3 fair value measurement levels.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three- and six-month month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$2,494	$5,646	$2,798	$2,605
Total realized and unrealized gains for the period included in:
Net income (loss)	(68)	197	91	364
Other comprehensive income	41	244	(10)	292
Purchases	—	224	—	3,485
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(384)	(551)	(796)	(1,093)
Foreign currency translation adjustments	—	98	—	205
Net transfers into Level 3	—	—	—	—
Balance, end of period	$2,083	$5,858	$2,083	$5,858

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011 that were measured at fair value on a non-recurring basis during the respective six- and twelve-month periods then ended:

	Carrying Value at June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$1,196	$—	$1,196
Loans receivable - SBA held for investment (1)	—	239	133	372
Real estate held for sale (2)	—	1,803	—	1,803

	Carrying Value at December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$1,923	$1,923
Loans receivable - SBA held for investment (1)	—	—	559	559
Real estate held for sale (2)	—	6,297	—	6,297
Investments in unconsolidated subsidiaries	—	—	4,567	4,567
Assets held for sale, net of related liabilities	—	2,011	—	2,011

(1)   Represents the carrying value of impaired loans for which adjustments were based on the collateral value.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Portfolio Assets - loans (1)	$(138)	$(127)
Loans receivable - SBA held for investment (1)	(210)	(145)
Real estate held for sale (2)	(543)	(295)
Total	$(891)	$(567)

(1)   Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)   Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair value adjustment reductions in the table above for the six-month periods ended June 30, 2012 and 2011 involved assets held in our Portfolio Asset Acquisition and Resolution business segment.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

The table below presents the carrying amount and estimated fair value of the Company’s financial instruments, including accrued interest (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011. These fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. We have not included assets that are not financial instruments in our disclosure, such as the value of our servicing assets and investments in unconsolidated subsidiaries.

	June 30, 2012					December 31, 2011
	Carrying	Estimated Fair Value				Carrying	Estimated
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Fair Value
Cash, cash equivalents and restricted cash	$34,289	$34,289	$—	$—	$34,289	$36,031	$36,031
Loan Portfolio Assets and loans receivable held for investment	103,318	—	—	138,045	138,045	135,423	173,616
SBA loans held for sale	4,808	—	5,326	—	5,326	7,614	8,353
Assets held for sale, net of related liabilities (1)	4,759	—	5,505	—	5,505	4,569	6,634
Notes payable and other debt obligations	139,873	—	—	139,873	139,873	189,936	189,936

(1)          Comprised of Portfolio Assets, an affiliated loan receivable and an affiliated note payable (see Note 3).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $78.1 million under guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 18). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the four consolidated Acquisition Partnership VIEs described above) that are included in its consolidated balance sheet as of June 30, 2012. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Special-Purpose
(Dollars in thousands)	Investment VIEs
Cash	$18,536
Portfolio Assets, net	68,884
Loans receivable	39,336
Equity investments	41,465
Other assets	37,745
Total assets of consolidated VIEs (1)	$205,966

Notes payable (2)	133,221
Other liabilites (2)	17,397
Total liabilities of consolidated VIEs	$150,618

(1)   These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)   Includes $43.9 million of notes payable and $17.3 million of other liabilities for which creditors do not have recourse to FirstCity.

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of June 30, 2012 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s Consolidated Balance Sheet		FirstCity’s Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(811)	$1,018
Operating Entity VIEs	7,765	(91)	7,674
Total	$7,765	$(902)	$8,692

(1)   Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $3.2 million and $2.3 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $8.7 million and $4.5 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Through a series of related party transactions in 2008, FirstCity (through a majority-owned Mexican subsidiary) acquired a loan portfolio in Mexico. The final funding for this transaction involved two FirstCity majority-owned Mexican subsidiaries and an unconsolidated Mexican affiliated entity, and resulted in an affiliated note payable and an affiliated loan receivable being recorded to the Company’s consolidated balance sheet. At June 30, 2012 and December 31, 2011, the carrying values of this affiliated loan receivable and affiliated note payable both approximated $5.1 million (including accrued interest), and are respectively included in “Assets held for sale” and “Liabilities associated with assets held for sale” on our consolidated balance sheet (see Note 3). Should the note payable be forgiven at some future date (prior to the Company’s disposition of this debt instrument), the corresponding loan receivable would be forgiven as well.

(17)  Segment Reporting

At June 30, 2012 and 2011, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth summarized information by segment for the three- and six-month month periods ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$11,862	$2,332	$100	$14,294
Costs and expenses	(9,430)	(2,556)	(2,267)	(14,253)
Equity income from unconsolidated subsidiaries	1,790	291	—	2,081
Gain on business combinations	—	935	—	935
Income tax (expense) benefit	54	(9)	(50)	(5)
Net income attributable to noncontrolling interests	(1,184)	(381)	—	(1,565)
Net earnings (loss)	$3,092	$612	$(2,217)	$1,487

	Three Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,547	$2,323	$48	$16,918
Costs and expenses	(10,879)	(1,836)	(2,070)	(14,785)
Equity income from unconsolidated subsidiaries	1,661	1,622	—	3,283
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,216)	(34)	226	(1,024)
Net income attributable to noncontrolling interests	(1,787)	(455)	—	(2,242)
Net earnings (loss)	$2,604	$1,620	$(1,796)	$2,428

	Six Months Ended
	June 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$29,036	$4,860	$185	$34,081
Costs and expenses	(18,592)	(4,429)	(5,180)	(28,201)
Equity income from unconsolidated subsidiaries	6,322	226	—	6,548
Gain on business combinations	—	935	—	935
Income tax expense	(708)	(29)	(101)	(838)
Net income attributable to noncontrolling interests	(2,137)	(536)	—	(2,673)
Net earnings (loss)	$13,921	$1,027	$(5,096)	$9,852

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$33,096	$4,519	$80	$37,695
Costs and expenses	(21,568)	(3,630)	(3,798)	(28,996)
Equity income from unconsolidated subsidiaries	3,380	1,774	—	5,154
Gain on business combinations	278	—	—	278
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(1,782)	(33)	189	(1,626)
Net income attributable to noncontrolling interests	(5,820)	(537)	—	(6,357)
Net earnings (loss)	$7,589	$2,093	$(3,529)	$6,153

Revenues and equity income (loss) from investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues, equity income (loss) of unconsolidated subsidiaries and other income from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Domestic	$10,605	$9,836	$27,520	$20,288
Latin America	1,670	3,364	3,755	5,715
Europe	1,377	3,008	4,083	10,473
Total	$13,652	$16,208	$35,358	$36,476

Total assets for each segment and a reconciliation to total assets are as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents	$33,039	$34,802
Restricted cash	1,250	1,229
Portfolio acquisition and resolution assets:
Domestic	166,253	199,093
Latin America	17,130	17,048
Europe	32,479	41,447
Special situations platform assets	42,477	51,099
Other non-earning assets, net	10,764	11,628
Total assets	$303,392	$356,346

(18)  Commitments and Contingencies

Legal Proceedings

There have been no material developments regarding any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2011 Form 10-K.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Guarantees and Letters of Credit

FC Commercial has a term loan facility with Bank of Scotland. The obligations under this loan facility are secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners). FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this loan facility. At June 30, 2012, the unpaid principal balance on this loan was $71.9 million. Refer to Note 8 for additional information.

ABL has a $25.0 million revolving loan facility with WFCF. The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At June 30, 2012, the unpaid principal balance on this loan facility was $19.4 million. Refer to Note 8 for additional information.

FC Investment has a $15.0 million revolving loan facility with FNBCT. The obligations under this facility are secured by substantially all of the assets of FC Investment and its subsidiaries. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. At June 30, 2012, the unpaid principal balance on this loan facility was $2.0 million. Refer to Note 8 for additional information.

FC Commercial provides guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At June 30, 2012, the unpaid debt obligations of these Acquisition Partnerships attributed to FC Commercial’s underlying guarantees approximated $1.2 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $7.2 million at June 30, 2012. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At June 30, 2012, FirstCity had a letter of credit in the amount of $7.2 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland (see Note 8), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $7.2 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Summary Financial Results

FirstCity recorded net earnings of $1.5 million, or $0.14 per common share on a fully diluted basis, for the three-month period ended June 30, 2012 (“Q2 2012”), compared to net earnings of $2.4 million, or $0.24 per common share on a fully diluted basis, for the three-month period ended June 30, 2011 (“Q2 2011”). FirstCity recorded net earnings of $9.9 million, or $0.93 per common share diluted, for the six-month period ended June 30, 2012 (“YTD 2012”), compared to $6.2 million, or $0.60 per common share diluted, for the six-month period ended June 30, 2011 (“YTD 2011”). Components of FirstCity’s results of operations for the three- and six-month periods ended June 30, 2012 and 2011 are presented in the tables below.

	Three Months Ended
	June 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$11,862	$2,332	$100	$14,294
Costs and expenses	(9,430)	(2,556)	(2,267)	(14,253)
Equity income from unconsolidated subsidiaries	1,790	291	—	2,081
Gain on business combinations	—	935	—	935
Income tax (expense) benefit	54	(9)	(50)	(5)
Net income attributable to noncontrolling interests	(1,184)	(381)	—	(1,565)
Net earnings (loss)	$3,092	$612	$(2,217)	$1,487

	Three Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,547	$2,323	$48	$16,918
Costs and expenses	(10,879)	(1,836)	(2,070)	(14,785)
Equity income from unconsolidated subsidiaries	1,661	1,622	—	3,283
Gain on business combinations	278	—	—	278
Income tax (expense) benefit	(1,216)	(34)	226	(1,024)
Net income attributable to noncontrolling interests	(1,787)	(455)	—	(2,242)
Net earnings (loss)	$2,604	$1,620	$(1,796)	$2,428

	Six Months Ended
	June 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$29,036	$4,860	$185	$34,081
Costs and expenses	(18,592)	(4,429)	(5,180)	(28,201)
Equity income from unconsolidated subsidiaries	6,322	226	—	6,548
Gain on business combinations	—	935	—	935
Income tax expense	(708)	(29)	(101)	(838)
Net income attributable to noncontrolling interests	(2,137)	(536)	—	(2,673)
Net earnings (loss)	$13,921	$1,027	$(5,096)	$9,852

	Six Months Ended
	June 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$33,096	$4,519	$80	$37,695
Costs and expenses	(21,568)	(3,630)	(3,798)	(28,996)
Equity income from unconsolidated subsidiaries	3,380	1,774	—	5,154
Gain on business combinations	278	—	—	278
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(1,782)	(33)	189	(1,626)
Net income attributable to noncontrolling interests	(5,820)	(537)	—	(6,357)
Net earnings (loss)	$7,589	$2,093	$(3,529)	$6,153

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s net earnings related to its Portfolio Asset Acquisition and Resolution business segment improved to $3.1 million in Q2 2012 from $2.6 million in Q2 2011. The increase in net earnings in Q2 2012 compared to Q2 2011 was attributed primarily to a $2.3 million decrease in interest expense, a $1.3 million decrease in income tax expense, a $0.9 million increase in servicing fee income, and a $0.7 million decline in asset-level expenses; off-set partially by a $3.2 million decrease in Portfolio Assets income, and a combined negative impact of $1.5 million due to unfavorable foreign currency exchange rate fluctuations attributed to our consolidated and unconsolidated foreign operations.

Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s net earnings from its Special Situations Platform business segment decreased to $0.6 million in Q2 2012 compared to $1.6 million in Q2 2011. The decrease in net earnings in Q2 2012 compared to Q2 2011 was attributed primarily to a $1.3 million decrease in equity income from unconsolidated subsidiaries, off-set partially by a $0.9 million business combination gain in Q2 2012. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees, increased to $2.2 million for Q2 2012 compared to $1.8 million for Q2 2011.

Summary Investment Activity

In Q2 2012, FirstCity and its investment partners acquired $48.3 million of U.S. Portfolio Asset investments with an aggregate face value of approximately $88.7 million — of which FirstCity’s investment acquisition share was $10.3 million. In addition to its Portfolio Asset acquisitions in Q2 2012, FirstCity invested $6.8 million in non-portfolio investments, including $6.6 million in the form of SBA loan originations and advances, and $0.2 million in the form of equity investments. In Q2 2011, FirstCity and its investment partners acquired $81.7 million of U.S. Portfolio Asset investments with a face value of approximately $163.4 million — of which FirstCity’s investment acquisition share was $22.2 million. In addition to its Portfolio Asset acquisitions in Q2 2011, FirstCity invested $7.4 million in non-portfolio investments, consisting of $6.3 million in the form of SBA loan originations and advances, $0.9 million in the form of equity investments, and $0.2 million in the form of investment securities.

At June 30, 2012, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $258.3 million — compared to $308.7 million at December 31, 2011 and $355.3 million at June 30, 2011. The global distribution of FirstCity’s earning assets (at carrying value) at June 30, 2012 included $208.7 million in the United States; $32.5 million in Europe; and $17.1 million in Latin America. Since mid-2010, a significant majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with Värde Investment Partners, L.P. (“Värde”). As such, total footings of our consolidated earning assets have experienced a corresponding decrease, resulting primarily from a decline in our holdings of consolidated Portfolio Assets.

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

While we continue to see signs of improvement and stabilization in U.S. and global economic conditions and financial markets, these conditions and markets remain challenging and their recovery has been imbalanced. More recently, U.S. debt ceiling and fiscal policy concerns, together with uncertainty related to sovereign debt conditions in Europe, have increased volatility and uncertainty that could adversely affect the U.S. and global financial markets and economic conditions. The recent economic recession in general, combined with the disruptions in the financial and capital markets in particular, have negatively impacted market liquidity and increased the cost of debt and equity capital.

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

Q2 2012 Compared to Q2 2011

FirstCity’s net earnings to common stockholders totaled $1.5 million in Q2 2012 compared to net earnings of $2.4 million in Q2 2011. On a per share basis, diluted net earnings to common stockholders were $0.14 in Q2 2012 compared to $0.24 in Q2 2011.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $48.3 million of Portfolio Assets in Q2 2012 with an approximate face value of $88.7 million, compared to the Company’s involvement in acquiring $81.7 million of Portfolio Assets in Q2 2011 with an approximate face value of $163.4 million. In Q2 2012, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $10.3 million — consisting of $1.4 million acquired through consolidated portfolio entities and $8.9 million acquired through unconsolidated Acquisition Partnerships. In Q2 2011, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $22.2 million — consisting of $1.9 million acquired through consolidated portfolio entities and $20.3 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we perform as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In Q2 2012, FirstCity invested an additional $6.8 million in non-portfolio investments in the form of SBA loan originations and advances and other investments, compared to $7.4 million in non-portfolio investments in the form of SBA loan originations and advances and other investments in Q2 2011. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $3.1 million of net earnings in Q2 2012 compared to $2.6 million of net earnings in Q2 2011. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q2 2012 and Q2 2011:

	Three Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,397	$2,480
Income from Portfolio Assets	5,865	9,098
Gain on sale of SBA loans held for sale, net	284	646
Interest income from SBA loans	382	325
Interest income from loans receivable - affiliates	—	396
Other income	1,934	1,602
Total revenues	11,862	14,547
Costs and expenses:
Interest and fees on notes payable to banks and other	1,315	3,630
Salaries and benefits	3,988	4,105
Provision for loan and impairment losses, net of recoveries	769	178
Asset-level expenses	832	1,553
Other costs and expenses	2,526	1,413
Total expenses	9,430	10,879
Equity income of unconsolidated subsidiaries	1,790	1,661
Gain on business combination	—	278
Income tax (expense) benefit	54	(1,216)
Net income attributable to noncontrolling interests	(1,184)	(1,787)
Net earnings	$3,092	$2,604

Servicing fee revenues.  Servicing fee revenues increased to $3.4 million in Q2 2012 from $2.5 million in Q2 2011. Servicing fees from U.S. Acquisition Partnerships totaled $1.9 million in Q2 2012 compared to $1.0 million in Q2 2011, while servicing fees from Latin American Acquisition Partnerships totaled $1.3 million in Q2 2012 and $1.4 million in Q2 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships in Q2 2012 compared to Q2 2011 was attributable to an increase in collections from unconsolidated U.S. partnerships to $57.1 million in Q2 2012 from $29.8 million in Q2 2011, which resulted in a $1.0 million increase in service fee income.

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

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $5.9 million in Q2 2012 from $9.1 million in Q2 2011.

Collections from our consolidated Portfolio Assets decreased to $23.5 million in Q2 2012 from $34.5 million in Q2 2011, which contributed to a $1.7 million decrease in liquidation income and gains in these comparative periods. Liquidation income and gains from our consolidated U.S. Portfolio Assets decreased by $0.4 million in Q2 2012 compared to Q2 2011, due primarily to a decrease in collections from our consolidated U.S. Portfolio Assets to $22.7 million in Q2 2012 from $31.2 million in Q2 2011. Q2 2012 included $2.5 million of gains based on $12.8 million of collection proceeds from sales of consolidated U.S. Portfolio Asset loans, compared to $3.6 million of gains based on $19.0 million of collection proceeds from sales in Q2 2011. Liquidation income and gains from our consolidated European Portfolio Assets decreased by $0.6 million in Q2 2012 compared to Q2 2011, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since February 2011 (see discussion below) that resulted in a corresponding decrease in collections from these Portfolio Assets to $0.5 million in Q2 2012 from $2.1 million. Liquidation income and gains from our consolidated Latin American Portfolio Assets decreased by $0.7 million in Q2 2012 compared to Q2 2011, due primarily to a decline in collections from these Portfolio Assets in the periods compared.

Accretion income from our income-accruing Portfolio Assets decreased by $0.9 million in Q2 2012 compared to Q2 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. Our average holdings in income-accruing Portfolio Assets decreased to $4.4 million for Q2 2012 from $30.0 million for Q2 2011. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

FirstCity’s average investment holdings in consolidated Portfolio Assets for Q2 2012 approximated $90.3 million (U.S. - $85.9 million; Europe - $4.4 million; and Latin America - $5.1 million reported as “Assets held for sale” on our consolidated balance sheet during the period). Our average Portfolio Asset investment holdings for Q2 2011 approximated $165.5 million (U.S. - $149.5 million; Europe - $5.8 million; and Latin America - $10.2 million). The decline in our consolidated U.S. Portfolio Asset holdings since Q2 2011 was due to the majority of our U.S. Portfolio Asset investments since mid-2010 being acquired through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings since Q2 2011 was due primarily to the sale of Portfolio Assets held by our consolidated German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011. The decline in our consolidated Latin American Portfolio Asset holdings since Q2 2011 was due primarily to diminishing collections from the underlying Portfolio Assets (without new investment acquisitions), combined with a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011. At June 30, 2012, our consolidated Latin American Portfolio Assets were reported as a disposal group and classified as held for sale (refer to Note 3 of the consolidated financial statements for additional information).

In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets since mid-2010, the Company expects equity income from U.S. Acquisition Partnerships and service fee income to gradually increase over time in comparison to income and gains recognized from consolidated Portfolio Assets. Refer to the heading “Equity income from unconsolidated subsidiaries” below for information on our unconsolidated U.S. Acquisition Partnership activities.

Gain on sale of SBA loans held for sale, net.  The Company recognized $0.3 million of gains on the sales of SBA loans with a $3.6 million net basis in the loans sold in Q2 2012, compared to $0.6 million of gains on the sales of SBA loans with a $7.8 million net basis in the loans sold in Q2 2011. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated SBA loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans was $0.4 million and $0.3 million for Q2 2012 and Q2 2011, respectively. FirstCity’s average investment level in SBA loans held-for-investment approximated $20.0 million for Q2 2012 compared to $16.4 million for Q2 2011.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates was $0.4 million for Q2 2011.  FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $8.0 million for Q2 2011. The Company did not recognize interest income from loans receivable — affiliates in Q2 2012, since the Company’s only remaining affiliated loan was classified as “held for sale” on the Company’s consolidated balance sheet and carried at the lower of carrying amount or estimated fair value during the period (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in Q2 2012 or Q2 2011 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $2.7 million for Q2 2012 compared to $3.6 million for Q2 2011.

Other income.  Other income increased moderately to $1.9 million for Q2 2012 compared to $1.6 million for Q2 2011, due partially to $0.3 million of additional due diligence fee income recognized in Q2 2012 compared to Q2 2011 as a result of increased Portfolio Asset investment activity under the Company’s investment agreement with Värde in the periods compared.

Costs and expenses.  Operating costs and expenses approximated $9.4 million in Q2 2012 compared to $10.9 million in Q2 2011. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable and other debt obligations decreased to $1.3 million in Q2 2012 from $3.6 million in Q2 2011, due primarily to the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 8 of the consolidated financial statements). The Company recorded $0.6 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in Q2 2012 (based on average debt holdings of $74.0 million) compared to $2.8 million of interest and loan fee expense in Q2 2011 (based on average debt holdings of $203.2 million). Excluding the Company’s debt obligations with Bank of Scotland, the average non-affiliated debt outstanding in its PAA&R segment was $67.6 million in Q2 2012 (with a 3.4% average cost of funds) compared to $35.4 million in Q2 2011 (with a 4.4% average cost of funds).

Salaries and benefits expense in our PAA&R segment remained relatively constant at $4.0 million in Q2 2012 and $4.1 million in Q2 2011. The total number of personnel within the PAA&R segment was 217 at June 30, 2012 and 207 at June 30, 2011.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.8 million in Q2 2012 compared to $0.2 million in Q2 2011. Net impairment provisions in Q2 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $0.8 million in Q2 2012 from $1.6 million in Q2 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $90.3 million for Q2 2012 from $165.5 million for Q2 2011 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment increased by $1.1 million in Q2 2012 compared to Q2 2011, due primarily to the recognition of $0.3 million of foreign currency exchange losses attributed to our consolidated foreign operations in Q2 2012 compared to $0.6 million of foreign currency exchange gains recognized in Q2 2011 — a $0.9 million unfavorable swing ($0.6 million of the decrease in gains was attributed to consolidated European operations and $0.3 million of the decrease related to our consolidated Latin American operations). This unfavorable swing in foreign currency exchange gains was attributed to the U.S. dollar appreciating in value relative to the Euro and Mexican peso in Q2 2012, compared to the U.S. dollar depreciating in value relative to these currencies in Q2 2011. Due to the constantly changing currency exposures impacting our foreign operations and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results, which may fluctuate significantly due to our exposure to exchange rate changes. Further contributing to the increase in other costs and expenses was a $0.2 million increase in asset valuation costs in Q2 2012 compared to Q2 2011 (due primarily from increased Portfolio Asset investment activity).

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $0.1 million in Q2 2012 compared to Q2 2011. Equity income from our unconsolidated Acquisition Partnerships improved by $0.9 million in Q2 2012 compared to Q2 2011, whereas equity income from our unconsolidated servicing entities decreased by $0.7 million in Q2 2012 compared to Q2 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $15.1 million in Q2 2012 from $8.0 million in Q2 2011. In addition, total combined net earnings reported by our U.S. partnerships improved to $8.1 million in Q2 2012 from $0.1 million in Q2 2011. The increase in total revenues and net earnings in Q2 2012 compared to Q2 2011 was attributable primarily to an increase in Portfolio Asset collections to $57.1 million in Q2 2012 from $29.8 million in Q2 2011, and a $3.1 million decrease in impairment provisions, off-set partially by increases of $0.9 million in service fee expense and $0.6 million in asset-level expenses reported by these U.S. partnerships in Q2 2012 compared to Q2 2011 (due to an increase in Portfolio Asset holdings and investment activities reported by these partnerships). The collective activity described above translated to an increase in FirstCity’s share of U.S. partnership net earnings (i.e. equity income) to $1.2 million for Q2 2012 compared to $0.1 million in equity losses for Q2 2011.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $55.8 million for Q2 2012 from $39.9 million for Q2 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde. In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•             Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $3.3 million in Q2 2012 from $3.9 million in Q2 2011. Total combined net earnings reported by our Latin American partnerships decreased to $9.5 million in losses for Q2 2012 compared to $4.6 million in earnings for Q2 2011. The decrease in revenues reported by these partnerships in Q2 2012 compared to Q2 2011 was attributable primarily to a decrease in Portfolio Asset collections to $4.6 million in Q2 2012 compared to $5.9 million in Q2 2011. The decrease in net earnings reported by these partnerships in Q2 2012 compared to Q2 2011 was attributable primarily to $14.4 million of additional foreign currency exchange losses reported by these partnerships in Q2 2012 compared to Q2 2011. The increase in foreign currency exchange losses recorded in Q2 2012 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the depreciation in value of the Mexican peso relative to the U.S. dollar in Q2 2012, compared to the appreciation in value of the Mexican peso relative to the U.S. dollar in Q2 2011). The collective activity described above resulted in the Company recording $0.3 million of equity losses for its share of Latin American partnership net losses in Q2 2012, compared to recording $0.1 million of equity income in Q2 2011 for its share of net earnings reported by these partnerships.

The Company’s equity losses from its Latin America partnerships in Q2 2012 included $0.6 million of foreign currency transaction losses, whereas its equity income from these partnerships in Q2 2011 included $0.2 million of foreign currency transaction gains — a $0.8 million unfavorable swing. Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

FirstCity’s average investment in Latin American Acquisition Partnerships was $4.5 million for Q2 2012 compared to $14.3 million for Q2 2011. The decline in our average investment in these partnerships since Q2 2011 was due primarily to the Company’s recognition of a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships in the fourth quarter of 2011.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during Q2 2012, and its holdings and activity related to European Acquisition Partnerships were minimal in Q2 2011.

•             Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 37%-50%) decreased to $15.8 million in Q2 2012 from $16.4 million in Q2 2011. In addition, total combined net earnings available to common stockholders reported by these entities decreased to $1.6 million in Q2 2012 from $3.5 million in Q2 2011. The decrease in total net earnings available to common stockholders reported by these servicing entities was attributed primarily to a $0.5 million reduction in investment income (due primarily to gains from investment security sales recorded in Q2 2011 that were not recognized in Q2 2012), and $1.9 million of preferred stock dividends reported by a European servicing entity in Q2 2012. The collective activity described above translated to a decrease in FirstCity’s share of net earnings (i.e. equity income) from its foreign servicing entities to $0.9 million in Q2 2012 from $1.7 million in Q2 2011.

Gain on business combination.  In Q2 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain. The Company’s PAA&R segment did not consummate any business combination transactions in Q2 2012. Refer to Note 3 of the consolidated financial statements for additional information.

Income tax expense.  Our PAA&R segment reported a $0.1 million income tax benefit in Q2 2012 compared to an income tax provision of $1.2 million in Q2 2011 (comprised primarily of foreign income tax provisions). Refer to Note 11 of the consolidated financial statements for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings in our consolidated, less-than-wholly-owned Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $1.2 million for Q2 2012 from $1.8 million for Q2 2011. This decrease was attributed primarily to a decrease in net earnings from these consolidated Acquisition Partnerships in Q2 2012 compared to Q2 2011 (i.e. a decrease in the amount of net earnings reported by these consolidated entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors), as a majority of these consolidated Acquisition Partnerships have not purchased any additional Portfolio Asset investments over the past 12 months. Also, Q2 2011 included $0.5 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $-0- in Q2 2012, as we sold our controlling interests in the entities in November 2011.

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $0.6 million in Q2 2012 compared to $1.6 million of net earnings in Q2 2011. FirstCity Denver reported no investments in this segment in Q2 2012 and Q2 2011. Since its inception in 2007, FirstCity Denver has been involved in lower middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q2 2012 and Q2 2011:

	Three Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$381	$489
Revenue from railroad operations	1,951	1,430
Other income	—	404
Total revenues	2,332	2,323
Costs and expenses - railroad operations:
Interest and fees on notes payable	56	59
Salaries and benefits	503	329
Other	912	494
Total railroad costs and expenses	1,471	882
Costs and expenses - other:
Interest and fees on notes payable	19	134
Salaries and benefits	193	209
Other costs and expenses	873	611
Total other expenses	1,085	954
Total expenses	2,556	1,836
Equity income from unconsolidated subsidiaries	291	1,622
Gain on business combination	935	—
Income tax expense	(9)	(34)
Net income attributable to noncontrolling interests	(381)	(455)
Net earnings	$612	$1,620

Interest income from loans receivable.   Interest income from loans receivable decreased to $0.4 million in Q2 2012 from $0.5 million in Q2 2011. FirstCity Denver’s average investment in loans receivable was $13.5 million for Q2 2012 — including $5.2 million accounted for under the non-accrual method of accounting. For Q2 2011, FirstCity Denver’s average investment in loans receivable was $16.6 million — including $6.1 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $2.0 million in Q2 2012 from $1.4 million in Q2 2011. Total costs and expenses attributable to the railroad operations approximated $1.5 million in Q2 2012 compared to $0.9 million in Q2 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations were due primarily to activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011, as well as from its rail-served debris transfer station acquired in June 2012 (refer to Note 3 of the consolidated financial statements).

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, decreased by $0.4 million in Q2 2012 compared to Q2 2011. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 4 of the consolidated financial statements).

Costs and expenses — other.  Other costs and expenses increased by $0.3 million in Q2 2012 compared to Q2 2011, due primarily to a $0.4 million increase in service fee promote costs in the periods compared.

Equity income from unconsolidated subsidiaries.  FirstCity Denver recorded $0.3 million of equity income from unconsolidated subsidiaries in Q2 2012 compared to $1.6 million in Q2 2011. This decrease was due primarily to a $1.1 million decline in equity income recorded by FirstCity Denver in Q2 2012 compared to Q2 2011 from its equity-method investment in a manufacturing concern involved in the prefabricated building industry, due to a higher mix of customer orders being executed through leasing arrangements (i.e. revenue recognized over the lease term) as opposed to sales arrangements (i.e. revenue recognized upon delivery) in Q2 2012 compared to Q2 2011. Also contributing to the decrease in FirstCity Denver’s equity income was a $0.3 million decline in equity income recorded in Q2 2012 ($-0-) compared to Q2 2011 ($0.3 million) from its equity-method investee engaged in designing, sourcing and selling household products (due primarily to lower sales volume).

Gain on business combination.  In Q2 2012, FirstCity Denver acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company’s debt obligation to FirstCity Denver. The acquisition of the operating assets by FirstCity Denver was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the net assets acquired exceeded the $2.5 million purchase price by approximately $0.9 million, which FirstCity Denver recognized as “Gain on business combination” in its consolidated statement of earnings in Q2 2012. Refer to Note 3 of the consolidated financial statements for additional information.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 80%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform was $0.4 million in Q2 2012 compared to $0.5 million in Q2 2011.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees. These costs and expenses increased to $2.2 million for Q2 2012 compared to $1.8 million for Q2 2011, due primarily to a $0.3 million increase in legal and other professional expenses in the periods compared.

YTD 2012 Compared to YTD 2011

FirstCity’s net earnings to common stockholders totaled $9.9 million in YTD 2012 compared to net earnings of $6.2 million in YTD 2011. On a per share basis, diluted net earnings to common stockholders were $0.93 in YTD 2012 compared to $0.60 in YTD 2011.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $139.2 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments in YTD 2012 with an aggregate face value of approximately $298.8 million, compared to the Company’s involvement in acquiring $92.7 million of U.S. Portfolio Assets in YTD 2011 with an approximate face value of $180.6 million. In YTD 2012, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $19.8 million — consisting of $1.7 million acquired through consolidated Portfolios and $18.1 million acquired through unconsolidated Portfolios. In YTD 2011, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $27.0 million — consisting of $4.7 million acquired through consolidated Portfolios and $22.3 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the significant majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In YTD 2012, FirstCity invested an additional $10.7 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $17.3 million of additional non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other investments in YTD 2011. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $13.9 million of net earnings in YTD 2012 compared to $7.6 million of net earnings in YTD 2011. The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2012 and YTD 2011:

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$9,141	$4,905
Income from Portfolio Assets	14,370	21,938
Gain on sale of SBA loans held for sale, net	856	1,530
Interest income from SBA loans	737	674
Interest income from loans receivable - affiliates	—	791
Other income	3,932	3,258
Total revenues	29,036	33,096
Costs and expenses:
Interest and fees on notes payable to banks and other	2,910	7,463
Salaries and benefits	8,370	7,950
Provision for loan and impairment losses, net of recoveries	1,239	817
Asset-level expenses	1,754	2,826
Other costs and expenses	4,319	2,512
Total expenses	18,592	21,568
Equity income from unconsolidated subsidiaries	6,322	3,380
Gain on business combination	—	278
Gain on sale of subsidiaries	—	5
Income tax expense	(708)	(1,782)
Net income attributable to noncontrolling interests	(2,137)	(5,820)
Net earnings	$13,921	$7,589

Servicing fee revenues.  Servicing fee revenues increased to $9.1 million in YTD 2012 from $4.9 million in YTD 2011. Servicing fees from U.S. Acquisition Partnerships totaled $4.1 million in YTD 2012 compared to $1.9 million in YTD 2011, while servicing fees from Latin American Acquisition Partnerships totaled $2.8 million in both YTD 2012 and YTD 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships was due primarily to the impact of an increase in collections from unconsolidated U.S. partnerships to $129.1 million for YTD 2012 from $57.8 million for YTD 2011, which resulted in a $2.3 million increase in service fee income. In addition, FirstCity recognized $1.9 million of additional compensation in the form of incentive fee income in YTD 2012 (compared to $-0- in Q1 2011) resulting from the achievement of an investor return threshold from a U.S. Acquisition Partnership.

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

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $14.4 million in YTD 2012 compared to $21.9 million in YTD 2011.

Collections from our consolidated Portfolio Assets decreased to $49.5 million in YTD 2012 from $74.5 million in YTD 2011, which contributed to a $4.8 million decrease in liquidation income and gains in these comparative periods. Liquidation income and gains from our consolidated U.S. Portfolio Assets improved by $2.5 million in YTD 2012 compared to YTD 2011, while collections from our consolidated U.S. Portfolio Assets decreased to $47.9 million in YTD 2012 from $48.5 million in YTD 2011. The Company was able to recognize higher margins on its sales of U.S. Portfolio Asset loans in YTD 2012 ($6.9 million of loan sales gains based on $25.6 million of sales collection proceeds) compared to YTD 2011 ($5.4 million of loan sales gains based on $23.4 million of sales collection proceeds). Liquidation income and gains from our consolidated European Portfolio Assets decreased by $6.2 million in YTD 2012 compared to YTD 2011, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since YTD 2011 (see discussion below) that resulted in a corresponding decrease in collections from these Portfolio Assets to $1.1 million in YTD 2012 from $24.0 million in YTD 2011. Liquidation income and gains from our consolidated Latin American Portfolio Assets decreased by $1.1 million in YTD 2012 compared to YTD 2011 due primarily to a decrease in collections from these Portfolio Assets in YTD 2012 ($0.5 million) compared to YTD 2011 ($1.9 million).

Accretion income from our income-accruing Portfolio Assets decreased by $2.1 million in YTD 2012 compared to YTD 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. Our average holdings in income-accruing Portfolio Assets decreased to $6.5 million for YTD 2012 from $18.3 million for YTD 2011. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

FirstCity’s average investment holdings in consolidated Portfolio Assets for YTD 2012 approximated $101.0 million (U.S. - $96.4 million; Europe - $4.6 million; and Latin America - $5.0 million reported as “Assets held for sale” on our consolidated balance sheet during the period), compared to average Portfolio Asset investment holdings for YTD 2011 of approximately $180.3 million (U.S. - $157.7 million; Europe - $12.5 million; and Latin America - $10.1 million). The decline in our consolidated U.S. Portfolio Asset holdings in YTD 2012 was due to the majority of our U.S. Portfolio Asset investments since mid-2010 being acquired through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings in YTD 2012 was due primarily to the sale of Portfolio Assets held by our consolidated German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011. The decline in our consolidated Latin American Portfolio Asset holdings in YTD 2012 was due primarily to diminishing collections from the underlying Portfolio Assets (without new investment acquisitions), combined with a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011. At June 30, 2012, our consolidated Latin American Portfolio Assets were reported as a disposal group and classified as held for sale (refer to Note 3 of the consolidated financial statements for additional information).

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

Gain on sale of SBA loans held for sale, net.  The Company recorded $0.9 million of gains on the sales of SBA loans with an $11.0 million net basis in YTD 2012, compared to $1.5 million of gains recorded on loans sold with a $17.9 million net basis in YTD 2011. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

The amount of SBA loan sales gains recognized by the Company in YTD 2012 was lower in comparison to YTD 2011, due partly to the Company’s recognition of $0.4 million of deferred gains in YTD 2011 that related to prior period loan sales. In 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. Under this accounting guidance, loan sales transacted by the Company and the resulting net gain on the sale were recognized after the premium recourse provisions lapsed (generally 90 days). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, YTD 2011 included the Company’s recognition of gains on nine months of SBA loan sales, which included loans that were sold from October 2010 through January 2011 (as the 90-day premium recourse provisions had lapsed in YTD 2011), and for the last five months of YTD 2011 (as these sales did not include premium recourse provisions). YTD 2012 included the Company’s recognition of gains on six months of SBA loan sales.

Interest income from SBA loans.  Interest income from SBA loans remained constant at $0.7 million for both YTD 2012 and YTD 2011. FirstCity’s average investment level in SBA loans held-for-investment approximated $19.7 million for YTD 2012 compared to $16.0 million for YTD 2011.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates was $0.8 million for YTD 2011. FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $8.6 million for YTD 2011. The Company did not recognize interest income from loans receivable — affiliates in YTD 2012, since the Company’s only remaining affiliated loan was classified as “held for sale” on the Company’s consolidated balance sheet and carried at the lower of carrying amount or estimated fair value during the period (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.  The Company did not recognize interest income from loans receivable — other in YTD 2012 or YTD 2011 because management accounted for these loans under the non-accrual method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $2.8 million in YTD 2012 compared to $3.8 million in YTD 2011.

Other income.  Other income for YTD 2012 increased by $0.7 million in comparison to YTD 2011 due primarily to $0.5 million of additional due diligence and credit administration fee income recognized in YTD 2012 compared to YTD 2011 as a result of increased Portfolio Asset investment activity under the Company’s investment agreement with Värde in the periods compared.

Costs and expenses. Operating costs and expenses approximated $18.6 million in YTD 2012 compared to $21.6 million in YTD 2011. The following is a discussion of the major components of the Company’s operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable and other debt obligations decreased to $2.9 million in YTD 2012 from $7.5 million in YTD 2011, due to YTD 2012 being the Company’s first full six months under the terms of the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 8 of the consolidated financial statements). The Company recorded $1.3 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in YTD 2012 (based on average debt holdings of $78.5 million) compared to $5.8 million of interest and fee expense in YTD 2011 (based on average debt holdings of $211.6 million). Excluding the Company’s debt obligations with Bank of Scotland, the average non-affiliated debt outstanding in its PAA&R segment was $74.6 million in YTD 2012 (with a 3.5% average cost of funds) compared to $39.6 million in Q2 2011 (with a 4.0% average cost of funds).

Salaries and benefits expense in our PAA&R segment increased to $8.4 million in YTD 2012 from $8.0 million in YTD 2011, due primarily to additional compensation recognized in YTD 2012 compared to YTD 2011 under the Company’s executive management compensation plans. The total number of personnel within the PAA&R segment was 217 and 207 at June 30, 2012 and 2011, respectively.

Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $1.2 million in YTD 2012 compared to $0.8 million in YTD 2011. Net impairment provisions in YTD 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $1.8 million in YTD 2012 from $2.8 million in YTD 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $101.0 million for YTD 2012 from $180.3 million for YTD 2011 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment increased by $1.8 million in YTD 2012 compared to YTD 2011, due primarily to the recognition of $0.1 million of foreign currency exchange losses attributed to our consolidated foreign operations in YTD 2012 compared to $1.5 million of foreign currency exchange gains recognized in YTD 2011 — a $1.6 million unfavorable swing ($1.2 million of the decrease in gains was attributed to consolidated European operations and $0.4 million of the decrease related to our consolidated Latin American operations). This unfavorable swing in foreign currency exchange gains was attributed to the U.S. dollar appreciating in value relative to the Euro and Mexican peso in YTD 2012, compared to the U.S. dollar depreciating in value relative to these currencies in YTD 2011. Due to the constantly changing currency exposures impacting our foreign operations and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results, which may fluctuate significantly due to our exposure to exchange rate changes. Further contributing to the increase in other costs and expenses was a $0.5 million increase in asset valuation costs in YTD 2012 compared to YTD 2011 (due primarily from increased Portfolio Asset investment activity).

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $2.9 million in YTD 2012 compared to YTD 2011. Equity income from our unconsolidated Acquisition Partnerships improved to $3.2 million in YTD 2012 from $0.6 million in YTD 2011, and equity income from our unconsolidated servicing entities increased to $3.1 million in YTD 2012 from $2.8 million in YTD 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $37.7 million in YTD 2012 compared to $16.4 million in YTD 2011. In addition, total combined net earnings reported by our U.S. partnerships increased to $20.9 million in YTD 2012 compared to $5.9 million in YTD 2011. The increase in total revenues and net earnings in YTD 2012 compared to YTD 2011 was attributable primarily to an increase in Portfolio Asset collections to $129.1 million in YTD 2012 from $57.8 million in YTD 2011, off-set partially by increases of $2.5 million in asset-level expenses and $4.2 million in service fee expense in YTD 2012 compared to YTD 2011 (due to an increase in Portfolio Asset holdings and investment activities reported by these partnerships). The collective activity described above translated to an increase in FirstCity’s share of U.S. partnership net earnings (i.e. equity income) to $3.3 million in YTD 2012 from $0.8 million in YTD 2011.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $55.8 million for YTD 2012 from $39.3 million for YTD 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde. In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

 •          Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $7.6 million in YTD 2012 compared to $8.7 million in YTD 2011. The decrease in revenues reported by these partnerships was attributable primarily to a decline in Portfolio Asset collections to $11.0 million in YTD 2012 compared to $13.3 million in YTD 2011. In addition, our Latin American partnerships reported combined net losses of $1.1 million in YTD 2012 compared to $6.2 million of combined net earnings in YTD 2011. The decrease in net earnings reported by these partnerships in YTD 2012 compared to YTD 2011 was attributable primarily to $9.6 million of additional foreign currency exchange losses recorded in YTD 2012 compared to YTD 2011, off-set partially by decreases of $1.5 million in impairment provisions and $1.1 million of tax expense reported by these partnerships in YTD 2012 compared to YTD 2011. The increase in foreign currency exchange losses recorded in YTD 2012 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the depreciation in value of the Mexican peso relative to the U.S. dollar in YTD 2012, compared to the appreciation in value of the Mexican peso relative to the U.S. dollar in YTD 2011). The collective activity described above translated to a decrease in FirstCity’s share of Latin American partnership net losses (i.e. equity losses) to $0.1 million in YTD 2012 from $0.3 million in YTD 2011. Although YTD 2011 total net earnings reported by our Latin American Acquisition Partnerships was $6.2 million, FirstCity’s share of Latin American partnership net earnings for YTD 2011 was $0.3 million in losses. This variation was attributed to the composition of FirstCity’s ownership and income allocation mix in the Latin American Acquisition Partnerships that reported net earnings and losses in YTD 2011.

The Company’s equity losses from its Latin America partnerships in YTD 2012 included $0.1 million of foreign currency transaction gains, whereas its equity losses from these partnerships in YTD 2011 included $0.3 million of foreign currency transaction gains — a $0.2 million unfavorable decline. Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

FirstCity’s average investment in Latin American Acquisition Partnerships was $4.4 million for YTD 2012 compared to $14.6 million for YTD 2011. The decline in our average investment in these partnerships since June 2011 was due primarily to the Company’s recognition of a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships in the fourth quarter of 2011.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during YTD 2012, and its holdings and activity related to European Acquisition Partnerships were minimal in YTD 2011.

•             Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 37%-50%) increased to $34.5 million in YTD 2012 from $30.0 million in YTD 2011, and total combined net earnings available to common stockholders reported by these entities improved to $6.4 million in YTD 2012 from $5.3 million in YTD 2011. The increase in total net earnings reported by the underlying servicing entities was attributed primarily to additional service fee income (due to increased collections) and investment income (due to increased investment holdings) reported by these entities in YTD 2012 compared to YTD 2011; off-set partially by a $2.1 million increase in tax expense reported by these entities in YTD 2012 compared to YTD 2011, and $1.9 million of preferred stock dividends reported by a European servicing entity in YTD 2012. The collective activity described above translated to an increase in FirstCity’s share of net earnings (i.e. equity income) from its foreign servicing entities to $3.1 million in YTD 2012 from $2.8 million in YTD 2011.

Gain on business combinations. In YTD 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company’s previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date — which resulted in the Company’s recognition of the gain. The Company’s PAA&R segment did not consummate any business combination transactions in YTD 2012. Refer to Note 3 of the consolidated financial statements for additional information.

Income tax expense.  Our PAA&R segment reported an income tax provision of $0.7 million in YTD 2012 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $1.8 million in YTD 2011 (comprised primarily of foreign income tax provisions). Refer to Note 11 of the consolidated financial statements for additional information.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings in our consolidated, less-than-wholly-owned Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $2.1 million for YTD 2012 from $5.8 million for YTD 2011. This decrease was attributed primarily to a decline in net earnings from these consolidated Acquisition Partnerships in YTD 2012 compared to YTD 2011 (i.e. a decrease in the amount of net earnings reported by these majority-owned entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors), as a majority of these consolidated Acquisition Partnerships have not purchased any additional Portfolio Asset investments over the past 12-24 months. Also, YTD 2011 included $3.6 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $-0- in YTD 2012, as we sold our controlling interests in the entities in November 2011.

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $1.0 million in YTD 2012 compared to $2.1 million in YTD 2011. In YTD 2012, FirstCity Denver invested $1.0 million in the form of debt investments, compared to $0.7 million of investments in the form of loan and direct equity investments in YTD 2011. Since its inception in April 2007, FirstCity Denver has been involved in U.S. middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is summary of the results of operations for the Company’s Special Situations Platform business segment for YTD 2012 and YTD 2011:

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$762	$1,020
Revenue from railroad operations	3,636	2,860
Other income	462	639
Total revenues	4,860	4,519
Costs and expenses - railroad operations:
Interest and fees on notes payable	108	87
Salaries and benefits	1,002	685
Other	1,589	995
Total railroad costs and expenses	2,699	1,767
Costs and expenses - other:
Interest and fees on notes payable	162	264
Salaries and benefits	408	408
Other costs and expenses	1,160	1,191
Total other expenses	1,730	1,863
Total expenses	4,429	3,630
Equity income from unconsolidated subsidiaries	226	1,774
Gain on business combination	935	—
Income tax expense	(29)	(33)
Net income attributable to noncontrolling interests	(536)	(537)
Net earnings	$1,027	$2,093

Interest income from loans receivable.  Interest income from loans receivable decreased to $0.8 million in YTD 2012 from $1.0 million in YTD 2011. FirstCity Denver’s average investment in loans receivable was $14.3 million for YTD 2012 — including $5.5 million accounted for under the non-accrual method of accounting. For YTD 2011, FirstCity Denver’s average investment in loans receivable was $16.3 million — including $6.2 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $3.6 million in YTD 2012 from $2.9 million in YTD 2011.

Total costs and expenses attributable to the railroad operations approximated $2.7 million in YTD 2012 compared to $1.8 million in YTD 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations were due primarily to activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011, as well as from its rail-served debris transfer station acquired in June 2012 (refer to Note 3 of the consolidated financial statements).

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, decreased by $0.2 million in YTD 2012 compared to YTD 2011. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 4 of the consolidated financial statements).

Costs and expenses — other.  Other costs and expenses decreased by $0.1 million in YTD 2012 compared to YTD 2011.

Equity income from unconsolidated subsidiaries.  FirstCity Denver recorded $0.2 million of equity income from unconsolidated subsidiaries in YTD 2012 compared to $1.8 million in YTD 2011. This decrease was due primarily to a $1.4 million decline in equity income recorded by FirstCity Denver in YTD 2012 compared to YTD 2011 from its equity-method investment in a manufacturing concern involved in the prefabricated building industry, due to a higher mix of customer orders being executed through leasing arrangements (i.e. revenue recognized over the lease term) as opposed to sales arrangements (i.e. revenue recognized upon delivery) in YTD 2012 compared to YTD 2011.

Gain on business combination.  In YTD 2012, FirstCity Denver acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company’s debt obligation to FirstCity Denver. The acquisition of the operating assets by FirstCity Denver was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the net assets acquired exceeded the $2.5 million purchase price by approximately $0.9 million, which FirstCity Denver recognized as “Gain on business combination” in its consolidated statement of earnings in YTD 2012. Refer to Note 3 of the consolidated financial statements for additional information.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 80%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform remained constant in YTD 2012 compared to YTD 2011.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses increased to $5.1 million in YTD 2012 compared to $3.5 million in YTD 2011, due primarily to a $0.9 million increase in accounting, legal and other profession expenses and a $0.4 million increase in salary and benefit costs in the periods compared.

Financial Condition

Significant changes in FirstCity’s financial condition during YTD 2012 resulted from the following:

FirstCity’s consolidated assets of $303.4 million at June 30, 2012 were $53.0 million lower than its consolidated assets at December 31, 2011. The decrease in consolidated assets was attributed primarily to $34.4 million of net decreases in the Company’s consolidated Portfolio Assets in YTD 2012 attributable primarily to net principal collections out-pacing consolidated Portfolio Asset purchases, combined with a $6.9 million non-cash reduction upon the transfer of a Portfolio Asset real estate property to the creditor that financed the Company’s previous acquisition in this property (see Note 4 of the consolidated financial statements for additional information). Also contributing to the net decrease in the Company’s consolidated assets was a $6.4 million net reduction to our loans receivable (see Note 5 of the consolidated financial statements for additional information) and a $5.5 million net reduction to our investments in unconsolidated subsidiaries (see Notes 3 and 6 of the consolidated financial statements for additional information).

FirstCity’s consolidated liabilities of $167.4 million as of June 30, 2012 were $51.6 million lower than its consolidated liabilities at December 31, 2011. The decrease in consolidated liabilities was attributed primarily to a $42.7 million net decrease in notes payable in YTD 2012 primarily from net principal repayments on notes payable to banks, combined with a $7.4 million non-cash reduction upon the Company’s de-recognition of a note payable that financed the transferred Portfolio Asset real estate property described above (see Note 8 of the consolidated financial statements for additional information).

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

The following table includes information related to Portfolio Assets acquired by the Company in YTD 2012 and YTD 2011.

	Six Months Ended
	June 30, 2012
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$7,586	$—	$291,170	$298,756
Total purchase price	$1,696	$—	$137,877	$139,573
Total equity invested by all investors	$1,721	$—	$138,952	$140,673
Total equity invested by FirstCity	$1,721	$—	$18,090	$19,811
Total number of Portfolio Assets	140	—	519	659

	Six Months Ended
	June 30, 2011
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$3,321	$4,137	$173,155	$180,613
Total purchase price	$1,892	$3,104	$87,748	$92,744
Total equity invested by all investors	$1,912	$3,104	$89,053	$94,069
Total equity invested by FirstCity	$1,912	$2,794	$22,263	$26,969
Total number of Portfolio Assets	5	5	269	279

The table below provides a summary of our Portfolio Assets as of June 30, 2012 and December 31, 2011. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$47,211	$73,154
Business assets	9,229	10,742
Other	3,253	3,754
Latin America - commercial real estate	—	50
Europe - commercial real estate	3,820	4,267
Other	5,457	5,904
Outstanding balance	68,970	97,871
Allowance for loan losses	(617)	(781)
Total Loan Portfolios, net	68,353	97,090

Real estate held for sale, net	14,320	26,856

Total Portfolio Assets, net	$82,673	$123,946

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans			Other
	Domestic
	Commercial	Business
(dollars in thousands)	Real Estate	Assets	Other	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$5	$781
Provisions	405	97	5	25	532
Recoveries	—	(44)	—	—	(44)
Charge offs	(543)	(68)	(31)	(10)	(652)
Ending balance, June 30, 2012	$415	$170	$12	$20	$617

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$—	$4,914	$34,208	$24,888	$522	$64,532

Germany	—	—	3,306	515	—	3,821

Mexico (1)	—	—	—	4,863	—	4,863

Total	$—	$4,914	$37,514	$30,266	$522	$73,216

	December 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$9,429	$4,749	$50,133	$27,313	$1,149	$92,773

Germany	—	—	3,700	567	—	4,267

Mexico (1)	—	—	—	4,851	—	4,851

Total	$9,429	$4,749	$53,833	$32,731	$1,149	$101,891

(1)         Classified and reported as “Assets held for sale” on FirstCity’s consolidated balance sheets.  In July 2012, the Company sold certain Mexican subsidiaries that had holdings in these held-for-sale loan Portfolio Assets.  See Note 3 of the consolidated financial statements for additional information.

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First six months of 2012	$1,000	$1,000	$—	$1,000
Total 2011	3,301	1,200	2,101	3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards (“NOLs”) and differences between the carrying amounts and tax bases of Acquisition Partnership investments for U.S. federal income tax purposes. The deferred tax assets attributable to the NOLs can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of their expiration or utilization. The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors. At June 30, 2012, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held lower middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. At June 30, 2012, the Company had $18.5 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 15 of the consolidated financial statements for additional information) and, as such, was not available for our general operations.

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

FNBCT Loan Facility

FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At June 30, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. Additional information regarding this loan facility is included under the heading “Credit Facilities” below.

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

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for YTD 2012 and YTD 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash used in operating activities	$(2,870)	$(6,076)
Net cash provided by investing activities	50,410	67,008
Net cash used in financing activities	(49,253)	(76,345)
Effect of exchange rate changes on cash and cash equivalents	(50)	738
Net decrease in cash and cash equivalents	$(1,763)	$(14,675)

Our operating activities used cash of $2.9 million in YTD 2012 and $6.1 million in YTD 2011. Net cash used by our operating activities in YTD 2012 was comprised primarily of $12.5 million of net earnings; a $4.2 million net increase from SBA lending and loan sales activity; $13.8 million of net non-cash reductions for Portfolio Asset income accretion and gains; a $6.5 million non-cash deduction for equity income from our unconsolidated subsidiaries; and $1.8 million of non-cash deductions attributed to gains recognized on SBA loan sales and a business combination. Net cash used by our operating activities in YTD 2011 was comprised primarily of $12.5 million of net earnings; an $8.6 million net increase from SBA lending and loan sales activity; $19.1 million of net non-cash reductions for Portfolio Asset income accretion and gains; $5.2 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $1.8 million of non-cash deductions attributed to gains recognized on SBA loan sales and an equity investment sale. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $50.4 million in YTD 2012 and $67.0 million in YTD 2011. Net cash provided by investing activities in YTD 2012 was attributable primarily to $47.4 million of Portfolio Asset principal collections (net of purchases) and $23.6 million of distributions from our unconsolidated subsidiaries, off-set partially by $18.4 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships) and a $2.9 million decrease in cash upon the deconsolidation of a subsidiary. Net cash provided by investing activities in YTD 2011 was attributable primarily to $75.6 million of Portfolio Asset principal collections (net of purchases) and $20.0 million of distributions from our unconsolidated subsidiaries — off-set partially by $22.8 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships); $2.4 million of investment security purchases (net of principal pay-downs); $0.5 million paid for business combinations (net of cash acquired); and $1.1 million of net principal advances on loan investments. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

Our financing activities used cash of $49.3 million in YTD 2012 and $76.3 million in YTD 2011. In YTD 2012, net cash used by financing activities was attributable primarily to $43.6 million of net principal payments on notes payable (net of borrowings) and loan fee payments, and $5.7 million of cash distributions to noncontrolling interests. In YTD 2011, net cash used by financing activities was attributable primarily to $61.3 million of net principal payments on notes payable (net of borrowings) and loan fee payments; $10.7 million of cash distributions to noncontrolling interests; and a $4.3 million reduction in secured borrowings related to SBA loan sales activity. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest on our credit facilities and other borrowings approximated $1.7 million and $5.9 million for YTD 2012 and YTD 2011, respectively. FirstCity’s average outstanding debt decreased to $163.1 million for YTD 2012 from $271.2 million for YTD 2011, while the average cost of borrowings decreased to 3.9% in YTD 2012 compared to 5.8% in YTD 2011. The decrease in the Company’s debt level since June 30, 2011 is primarily a result of principal payments on our Bank of Scotland loan facility, combined with the results from our refinancing this loan facility with Bank of Scotland in December 2011. The decrease in the Company’s average cost of borrowings was due primarily to the lower interest charged on our Bank of Scotland loan facility (as refinanced in December 2011) compared to the interest rate under the loan facility that we had with Bank of Scotland in 2011. Refer to the heading “Credit Facilities” below for more information on the Company’s loan facilities with Bank of Scotland.

Cash Flows from Consolidated Railroad Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operations for YTD 2012 and YTD 2011. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows for YTD 2012 and YTD 2011, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $1.0 million in YTD 2012 due primarily to net earnings of $1.8 million, net of a $0.9 million non-cash deduction for gain on a business combination. The railroad subsidiary’s investing activities used cash of $3.0 million in YTD 2012, primarily for the purchase of a rail-served debris transfer station. The railroad subsidiary’s financing activities provided cash of $2.0 million in YTD 2012 from net borrowings on bank notes payable.

The operating activities of the railroad subsidiary provided cash of $1.5 million for YTD 2011, attributable primarily to $1.1 million of net earnings. The railroad subsidiary’s investing activities used cash of $0.8 million for YTD 2011, attributable primarily to $0.9 million for property and equipment purchases. The railroad subsidiary’s financing activities provided cash of $0.4 million for YTD 2011, attributable to $0.5 million of net borrowings, off-set partially by $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

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

BoS Facility A — Bank of Scotland

At June 30, 2012, the unpaid principal balance on BoS Facility A was $71.9 million and the unamortized fair value discount was $2.0 million. The unpaid principal balance included $10.6 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. The primary terms and conditions of FC Commercial’s loan facility with Bank of Scotland under BoS Facility A are as follows:

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

•                  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $7.2 million;

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

BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At June 30, 2012, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

BoS Facility B — Bank of Scotland

At June 30, 2012, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (this debt instrument was initially recorded at its estimated fair value of $-0- on the loan closing date). The primary terms and conditions of FLBG2’s $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

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

BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At June 30, 2012, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

Bank of America

In December 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility (“BoA Loan”) that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility, as amended (as described above). At June 30, 2012, the unpaid principal balance under this loan facility was $32.0 million. The primary terms and conditions under the BoA Loan are as follows:

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

The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At June 30, 2012, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

FNBCT Loan Facility

FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At June 30, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. This credit facility matures in August 2013, and is secured by substantially all of the assets of FC Investment and its subsidiaries. In addition, FirstCity provided FNBCT with an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. The primary terms and key covenants of this loan facility are described in Note 8 of the consolidated financial statements. At June 30, 2012, FC Investment was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with FNBCT.

WFCF Loan Facility

ABL has a $25.0 million revolving loan facility with WFCF for the purpose of financing and acquiring SBA loans. At June 30, 2012, the unpaid principal balance under this revolving loan facility was $19.4 million. This credit facility matures in January 2015, and is secured by substantially all of the assets of ABL. In addition, FirstCity provided WFCF with an unconditional limited guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in Note 8 of the consolidated financial statements. At June 30, 2012, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of June 30, 2012 and December 31, 2011 (dollars in thousands):

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			June 30,	December 31,
Description	Interest Rate	Other Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount [1] [2]	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$69,867	$86,579

BOS (USA) reducing note facility ($25.0 million term note) [1]	None	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	31,971	49,228

WFCF $25.0 million revolving loan facility [3]	Alternate interest rates based on Wells Fargo base rate plus 4.25%, LIBOR plus 4.25%, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	19,428	21,405

FNBCT $15.0 million revolving loan facility [4]	Greater of WSJ prime rate or 4.0%	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	—

Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.2%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	7,492	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50-1.50%) or LIBOR + margin (2.25-3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,281	3,531
$1.0 million revolving facility		Matures March 2014	—	—
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2013	3,950	1,625

Non-recourse bank note payable of real estate investment entity [5]	6.07% fixed	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations			1,884	2,094

Total notes payable and other debt obligations			$139,873	$189,936

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

[2]    The unamortized discount on this loan facility at June 30, 2012 and December 31, 2011 was $2.0 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $10.6 million and $13.2 million denominated in Euros at June 30, 2012 and December 31, 2011, respectively.

[3]    This revolving loan facility was amended and restated on January 31, 2012 (see Note 8 of the consolidated financial statements).

[4]    FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see Note 8 of the consolidated financial statements).

[5]    FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon acquisition of the underlying real estate property by the creditor and legal release from the obligation in a foreclosure transaction (see Note 4 for additional information). This non-cash activity did not have a material impact on the Company’s results of operations for the six-month period ended June 30, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to FirstCity, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

10.1*	—	Loan Agreement dated May 16, 2012 between FC Investment Holdings Corporation, as borrower, and FirstCity Financial Corporation, as guarantor, and First National Bank of Central Texas, as lender.

10.2*	—	Commercial Guaranty dated May 16, 2012 between FC Investment Holdings Corporation, as borrower, and FirstCity Financial Corporation, as guarantor, and First National Bank of Central Texas, as lender

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	—	XBRL Taxonomy Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	—	XBRL Taxonomy Definition Linkbase Document

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

Dated: August 14, 2012

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)