Form 10-Q
period 2012-09-30
FIRSTCITY FINANCIAL CORP
filed 2012-11-14
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock, par value $.01 per share, outstanding at November 12, 2012 was 10,556,197.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$41,656	$34,802
Restricted cash	1,270	1,229
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $785 and $781	54,741	97,090
Real estate held for sale, net	11,953	26,856
Total Portfolio Assets	66,694	123,946
Loans receivable:
Loans receivable - affiliates	6,709	6,719
Loans receivable - SBA held for sale	2,838	7,614
Loans receivable - SBA held for investment, net of allowance for loan losses of $546 and $333	19,563	19,151
Loans receivable - other, net of allowance for loan losses of $1,083	6,584	12,212
Total loans receivable, net	35,694	45,696
Investment securities available for sale	3,190	3,798
Investments in unconsolidated subsidiaries	101,035	109,393
Service fees receivable ($1,198 and $834 from affiliates)	1,270	913
Servicing assets - SBA loans	1,108	1,090
Assets held for sale	—	9,886
Other assets	30,552	25,593
Total Assets (1)	$282,469	$356,346

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other debt obligations	$117,839	$189,936
Liabilities associated with assets held for sale	—	5,317
Other liabilities	25,735	23,690
Total Liabilities (2)	143,574	218,943

Commitments and contingencies (Note 18)

Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 12,056,197 and 11,890,590, respectively; shares outstanding: 10,556,197 and 10,390,590, respectively)	121	119
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	107,101	106,330
Retained earnings	33,010	18,391
Accumulated other comprehensive loss	(243)	(1,941)
FirstCity Stockholders’ Equity	129,066	111,976
Noncontrolling interests	9,829	25,427
Total Equity	138,895	137,403
Total Liabilities and Equity	$282,469	$356,346

(1)         Our consolidated assets at September 30, 2012 and December 31, 2011 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $20.8 million and $20.4 million; Portfolio Assets, $51.9 million and $98.4 million; Loans receivable, $35.7 million and $45.7 million; Equity investments, $43.6 million and $51.7 million; various other assets, $31.3 million and $35.9 million; and Total assets, $183.4 million and $252.2 million, respectively.

(2)         Our consolidated liabilities at September 30, 2012 and December 31, 2011 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $35.9 million and $70.2 million; Other liabilities, $14.3 million and $19.0 million; and Total liabilities, $50.2 million and $89.2 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Servicing fees ($3,556 and $2,529 from affiliates for the three-month periods, respectively, and $12,230 and $7,059 from affiliates for the nine-month periods, respectively)	$3,745	$2,829	$12,886	$7,734
Income from Portfolio Assets	7,741	11,964	22,111	33,902
Gain on sale of SBA loans held for sale, net	248	306	1,104	1,836
Interest income from SBA loans	408	350	1,145	1,024
Interest income from loans receivable - affiliates	186	723	756	2,234
Interest income from loans receivable - other	72	149	264	449
Revenue from railroad operations	4,245	2,157	7,881	5,017
Other income	2,169	1,774	6,748	5,751
Total revenues	18,814	20,252	52,895	57,947
Costs and expenses:
Interest and fees on notes payable to banks and other	1,230	3,195	4,302	10,156
Interest and fees on notes payable to affiliates	—	374	—	1,140
Salaries and benefits	5,785	5,360	17,231	16,034
Provision for loan and impairment losses	2,169	1,553	3,408	2,370
Asset-level expenses	844	1,572	2,819	4,716
Costs and expenses from railroad operations	3,271	1,211	5,970	2,978
Other costs and expenses	3,672	4,114	11,442	8,981
Total costs and expenses	16,971	17,379	45,172	46,375
Earnings before other revenue and income taxes	1,843	2,873	7,723	11,572
Equity income from unconsolidated subsidiaries	4,249	2,777	10,797	7,931
Gain on business combinations	—	155	935	433
Gain on sale of subsidiaries	746	—	746	5
Earnings before income taxes	6,838	5,805	20,201	19,941
Income tax expense (benefit)	(59)	421	779	2,047
Net earnings	6,897	5,384	19,422	17,894
Less: Net income attributable to noncontrolling interests	2,130	2,654	4,803	9,011
Net earnings attributable to FirstCity	$4,767	$2,730	$14,619	$8,883

Basic earnings per share of common stock	$0.45	$0.26	$1.39	$0.86
Diluted earnings per share of common stock	$0.45	$0.26	$1.38	$0.86

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30,
	2012	2011
Net earnings	$6,897	$5,384
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities available for sale	(33)	(524)
Foreign currency translation adjustments	1,762	829
Total other comprehensive income, net of tax	1,729	305
Total comprehensive income	8,626	5,689
Less comprehensive income attributable to noncontrolling interests:
Net income	(2,130)	(2,654)
Net unrealized loss on securities available for sale, net of tax	—	68
Foreign currency translation adjustments	(3)	(216)
Comprehensive income attributable to FirstCity	$6,493	$2,887

	Nine Months Ended
	September 30,
	2012	2011
Net earnings	$19,422	$17,894
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	480	(455)
Foreign currency translation adjustments	996	2,849
Total other comprehensive income, net of tax	1,476	2,394
Total comprehensive income	20,898	20,288
Less comprehensive income attributable to noncontrolling interests:
Net income	(4,803)	(9,011)
Net unrealized (gain) loss on securities available for sale, net of tax	(15)	114
Foreign currency translation adjustments	237	(873)
Comprehensive income attributable to FirstCity	$16,317	$10,518

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated
				Earnings	Other	Non-
	Common	Treasury	Paid in	(Accumulated	Comprehensive	controlling	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	Interests	Equity

Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	8,883	—	9,011	17,894
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(341)	(114)	(455)
Foreign currency translation adjustments	—	—	—	—	1,976	873	2,849
Issuance of common stock under stock-based compensation plans	1	—	69	—	—	—	70
Stock-based compensation expense	—	—	569	—	—	—	569
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Distributions to noncontrolling interests	—	—	—	—	—	(12,771)	(12,771)
Other	—	—	—	—	—	841	841
Balances, September 30, 2011	$119	$(10,923)	$106,160	$3,057	$1,570	$34,445	$134,428

Balances, December 31, 2011	$119	$(10,923)	$106,330	$18,391	$(1,941)	$25,427	$137,403
Net earnings	—	—	—	14,619	—	4,803	19,422
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	465	15	480
Foreign currency translation adjustments	—	—	—	—	1,233	(237)	996
Issuance of common stock under stock- based compensation plans	2	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	773	—	—	—	773
Deconsolidation and disposition of majority-owned entities (see Note 3)	—	—	—	—	—	(9,334)	(9,334)
Other	—	—	—	—	—	(273)	(273)
Distributions to noncontrolling interests	—	—	—	—	—	(10,572)	(10,572)
Balances, September 30, 2012	$121	$(10,923)	$107,101	$33,010	$(243)	$9,829	$138,895

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$19,422	$17,894
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(8,649)	(16,258)
Proceeds from sales of SBA loans held for sale, net	15,171	23,637
Proceeds applied to income from Portfolio Assets	589	4,059
Income from Portfolio Assets	(22,111)	(33,902)
Provision for loan and impairment losses	3,408	2,370
Foreign currency transaction gains, net	(170)	(763)
Equity income from unconsolidated subsidiaries	(10,797)	(7,931)
Gain on sale of SBA loans held for sale, net	(1,104)	(1,836)
Gain on sale of subsidiaries and equity investments	(746)	(312)
Gain on sale of railroad property	—	(948)
Gain on business combinations	(935)	(433)
Depreciation and amortization, net	2,660	1,950
Increase in other assets	(1,429)	(2,645)
Increase in other liabilities	3,060	3,095
Other, net	(670)	646
Net cash used in operating activities	(2,301)	(11,377)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,489)	(1,507)
Proceeds from sale of railroad property	—	1,199
Proceeds from sale of equity investments and consolidated subsidiaries	5,511	—
Cash paid for business combinations, net of cash acquired	123	(2,599)
Decrease in cash from deconsolidation of subsidiary	(2,855)	—
Net principal payments on loans receivable	2,718	1,348
Purchases of SBA loans held for investment	—	(696)
Net principal advances on SBA loans held for investment	(1,094)	(2,930)
Purchase of investment securities available for sale	—	(3,843)
Net principal payments on investment securities available for sale	988	1,400
Purchases of Portfolio Assets	(4,067)	(12,792)
Proceeds applied to principal on Portfolio Assets	73,999	113,906
Contributions to unconsolidated subsidiaries	(21,612)	(34,016)
Distributions from unconsolidated subsidiaries	34,618	28,287
Net cash provided by investing activities	85,840	87,757
Cash flows from financing activities:
Borrowings under notes payable to affiliates	—	696
Borrowings under notes payable to banks and other	17,982	37,319
Principal payments of notes payable to affiliates	—	(2,525)
Principal payments of notes payable to banks and other	(83,844)	(94,736)
Proceeds from secured borrowings, net	—	(4,302)
Distributions to noncontrolling interests	(10,572)	(12,771)
Other, net	(350)	(15)
Net cash used in financing activities	(76,784)	(76,334)
Effect of exchange rate changes on cash and cash equivalents	99	499
Net increase in cash and cash equivalents	6,854	545
Cash and cash equivalents, beginning of period	34,802	46,597
Cash and cash equivalents, end of period	$41,656	$47,142

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,316	$8,477
Cash paid during the period for income taxes, net of refunds	1,699	2,544

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

The accompanying consolidated financial statements in this Form 10-Q include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities in which we are the primary beneficiary as prescribed by the Financial Accounting Standards Board’s (the “FASB”) accounting guidance on variable interest entities (see discussion below). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements and disclosures for prior periods were reclassified to conform to the current period presentation. These reclassifications were not significant and have no impact on FirstCity’s net earnings, total assets or stockholders’ equity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Subsidiaries

If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary as prescribed by the FASB’s accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 15 for more information regarding the Company’s involvement with VIEs.

Unconsolidated Subsidiaries

The Company does not consolidate investments in entities that are not VIEs in which the Company does not have an effective controlling interest, or investments in entities that are VIEs in which the Company is not the primary beneficiary. Rather, such investments, which represent equity investments in non-publicly-traded entities, are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain entities where we have less than 20% ownership). FirstCity has the ability to exercise significant influence over the operating and financial policies of its less-than-20%-owned entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities of the entities.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $24.2 million at September 30, 2012 (including $3.6 million of loans pending management’s post-purchase evaluation) and $27.9 million at December 31, 2011.

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $25.3 million and $53.8 million at September 30, 2012 and December 31, 2011, respectively.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The restructure resulted in FirstCity’s deconsolidation of UBN (since FirstCity now has a noncontrolling interest in UBN) and the exchange of an equity-method investment in MCS with an equity-method investment in UBN. FirstCity accounted for this activity as a non-monetary exchange transaction between entities with common ownership, and accounted for the restructure at historical cost (i.e. there was no impact to FirstCity’s consolidated earnings). The net impact to FirstCity’s consolidated balance sheet from recording this activity on the restructure date consisted primarily of the following: (1) $2.9 million decrease in cash (remove cash held by UBN upon deconsolidation); (2) $0.5 million non-cash decrease in other liabilities (remove obligations of UBN upon deconsolidation); (3) $8.5 million non-cash decrease in noncontrolling interest (remove the noncontrolling equity interest in UBN attributable to the non-affiliated investor group upon deconsolidation); and (4) $6.1 million non-cash decrease to investments in unconsolidated subsidiaries (upon FirstCity’s exchange of an equity-method investment in MCS with an equity-method investment in UBN).

In November 2012, the Company entered into an agreement to sell its ownership interest in UBN for 20 million Euros with a closing date not later than December 20, 2012. As of September 30, 2012, the net

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

carrying value of the Company’s investment in UBN was $25.9 million, which included the Company’s share of UBN’s cumulative foreign currency translation adjustments and net unrealized losses on investment securities, as well as the cumulative translation adjustment related to the Company’s net foreign investment hedge (see Note 10 for additional information on the Company’s Foreign Currency Exchange Risk Management).

Railroad Operations — Business Combinations

In June 2012, FirstCity, through its majority-owned Special Situations Platform subsidiary, acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company’s debt obligation to FirstCity. The Company’s acquisition of the operating assets was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company’s consolidated balance sheet. The estimated fair value of the identifiable assets acquired included $2.8 million of property and equipment, $0.5 million of trade receivables, and $0.2 million of various other assets. The estimated fair value of the identifiable liabilities assumed by the Company was not significant. The fair value of the net asset acquired by the Company exceeded its $2.5 million purchase price by approximately $0.9 million, which the Company recognized as “Gain on business combination” in its consolidated statement of earnings for the nine-month period ended September 30, 2012.

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

Mexican Acquisition Partnerships — Disposal Groups Held for Sale

In the fourth quarter of 2011, the Company determined that it expected to sell or otherwise dispose of its three consolidated Mexican Acquisition Partnerships over the following twelve months. The Company wholly-owned two of these subsidiaries, and held a majority ownership interest in the other subsidiary. In connection with the Company’s disposal plan and expectations, each subsidiary was determined to be a separate disposal group, and the assets and liabilities of each subsidiary were measured at the lower of their respective carrying amount or estimated fair value (less costs to sell) and classified as “held for sale” on the Company’s consolidated balance sheet.

In July 2012, the Company sold its interests in two of these Mexican subsidiaries for $5.5 million. The Company recognized a gain of approximately $1.3 million on this transaction, which included recognition of $0.5 million of previously-deferred income attributed to one of the subsidiaries. Subsequent to this transaction, the Company determined that it no longer expected to sell or otherwise dispose of its remaining Mexican subsidiary disposal group. As such, in July 2012, the Company reclassified the net assets of this Mexican subsidiary, comprised primarily of $0.7 million of Portfolio Assets, from “Assets held for sale” (“held for sale” classification) to “Portfolio Assets” (“held and used” classification) on the Company’s consolidated balance sheet. The reclassification of this Mexican subsidiary did not have an impact on the Company’s earnings.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30, 2012
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$32,391	$393	$31,998
Business assets	8,403	52	8,351
Other	4,717	12	4,705
Latin America - commercial real estate	1,016	303	713
Europe - commercial real estate	3,739	—	3,739
Other	5,260	25	5,235
Total Loan Portfolios	$55,526	$785	54,741

Real estate held for sale, net			11,953

Total Portfolio Assets			$66,694

	December 31, 2011
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$73,154	$553	$72,601
Business assets	10,742	185	10,557
Other	3,754	38	3,716
Latin America - commercial real estate	50	—	50
Europe - commercial real estate	4,267	—	4,267
Other	5,904	5	5,899
Total Loan Portfolios	$97,871	$781	97,090

Real estate held for sale, net			26,856

Total Portfolio Assets			$123,946

Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland and Bank of America (see Note 8). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

In March 2012, a real estate property with a carrying value of $6.9 million (owned by a subsidiary under the Company’s Special Situations Platform business segment) was acquired by the creditor holding the mortgage secured by this property in a foreclosure transaction. The Company had the legal right to bring the account into good standing by paying all past due payments; however, the Company believed it would be unable to facilitate a positive cash flow on the property for an extended period of time based on local economic conditions. Management further believed that the property’s liquidation value was less than the debt obligation securing the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

property. Upon acquisition of the real estate property by the creditor and legal release from the obligation, the Company de-recognized the related non-recourse debt obligation from its consolidated balance sheet (see Note 8). This non-cash activity did not have a material impact on the Company’s results of operations for the nine-month period ended September 30, 2012.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$6,275	$11,286	$19,350	$31,463
Purchased performing loans	91	86	230	372
UBN	—	404	—	946
Other	21	30	66	173
Real Estate Portfolios	1,354	158	2,465	948
Income from Portfolio Assets	$7,741	$11,964	$22,111	$33,902

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of September 30, 2012 and 2011, respectively. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$—	$27,651	$4,732	$1,380
Accretion	(13)	(1,242)	(589)	(3,910)
Reclassification from (to) nonaccretable difference	20	35	(2,065)	2,930
Disposals	(7)	(2,148)	(2,078)	(5,450)
Transfer from non-accrual	—	1,532	—	30,857
Translation adjustments	—	(10)	—	11
Ending Balance	$—	$25,818	$—	$25,818

Acquisitions of Purchased Credit-Impaired Loans for the three- and nine-month month periods ended September 30, 2012 and 2011, respectively, are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Face value at acquisition	$3,685	$15,129	$11,270	$20,840
Cash flows expected to be collected at acquisition, net of adjustments	2,892	11,351	6,254	16,831
Basis in acquired loans at acquisition	2,427	8,451	4,123	12,531

During the nine-month period ended September 30, 2012, the Company sold loan Portfolio Assets with an aggregate carrying value of $23.2 million. The Company sold loan Portfolio Assets with an aggregate carrying value of $41.4 million during the nine-month period ended September 30, 2011 — which included $21.9 million of loans (plus real estate and certain other assets) that were

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

sold to a European securitization entity (formed by an affiliate of Värde Investment Partners, L.P.) in February 2011. FirstCity has a non-controlling beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale security.

For the nine-month period ended September 30, 2012, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $2.7 million — which was comprised of a $2.0 million provision for loan losses, net of recoveries, and a $0.7 million impairment charge on real estate portfolios. For the nine-month period ended September 30, 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $2.0 million — which was comprised of a $0.8 million provision for loan losses, net of recoveries, and a $1.2 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and nine-month month periods ended September 30, 2012, are as follows:

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN (1)	Other	Total
Beginning balance, July 1, 2012	$415	$170	$12	$—	$—	$—	$20	$617
Provisions	1,356	72	—	81	—	—	89	1,598
Recoveries	—	(36)	—	—	—	—	—	(36)
Charge offs	(1,378)	(154)	—	—	—	—	(84)	(1,616)
Transfer from “held for sale” classification (see Note 3)	—	—	—	210	—	—	—	210
Translation adjustments	—	—	—	12	—	—	—	12
Ending balance, September 30, 2012	$393	$52	$12	$303	$—	$—	$25	$785

	Purchased Credit-Impaired Loans					Other
	Domestic			Latin America	Europe
	Commercial	Business		Commercial	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	UBN (1)	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$—	$—	$—	$5	$781
Provisions	1,761	169	5	81	—	—	114	2,130
Recoveries	—	(80)	—	—	—	—	—	(80)
Charge offs	(1,921)	(222)	(31)	—	—	—	(94)	(2,268)
Transfer from “held for sale” classification (see Note 3)	—	—	—	210	—	—	—	210
Translation adjustments	—	—	—	12	—	—	—	12
Ending balance, September 30, 2012	$393	$52	$12	$303	$—	$—	$25	$785

(1)  The Company sold the underlying UBN loan portfolio in November 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three- and nine-month month period ended September 30, 2011, are as follows:

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

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial real estate	$36,450	$76,918
Business assets	8,351	10,557
Other commercial	9,940	9,615
	$54,741	$97,090

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,709	$6,719
SBA, net of allowance for loan losses of $546 and $333, respectively	22,401	26,765
Other, net of allowance for loan losses of $1,083	6,584	12,212

Total loans, net	$35,694	$45,696

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$2,819	$7,483
Capitalized costs, net of fees	19	131
Carrying amount of loans, net	$2,838	$7,614

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$4,808	$5,072	$7,614	$11,608
Originations and advances of loans	953	5,465	8,707	16,337
Payments received	(19)	(16)	(58)	(79)
Capitalized costs, net	(43)	22	(112)	(103)
Loans sold and transferred	(2,861)	(3,720)	(13,313)	(20,940)

Ending Balance	$2,838	$6,823	$2,838	$6,823

Loans receivable — SBA held for sale represent the portions of SBA loans originated or acquired by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost for the nine-month periods ended September 30, 2012 and 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$6,328	$6,518
Discounts, net	—	(59)
Capitalized interest	381	260
Carrying amount of loans, net	$6,709	$6,719

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$6,757	$15,029	$6,719	$16,781
Advances	—	—	—	700
Payments received	(63)	(710)	(191)	(1,427)
Capitalized costs, net	—	61	122	69
Discount accretion, net	15	22	59	66
Loan transfer (1)	—	—	—	(1,402)
Other noncash adjustments	—	—	—	(492)
Foreign exchange gains	—	—	—	107
Ending Balance	$6,709	$14,402	$6,709	$14,402

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

The Company did not record any provisions for impairment during the nine-month periods ended September 30, 2012 and 2011. During the nine-month period ended September 30, 2011, the Company sold an affiliated loan with a carrying value of $1.4 million. The Company did not sell any affiliated loans during the nine-month period ended September 30, 2012. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$21,214	$20,503
Allowance for loan losses	(546)	(333)
Discounts, net	(1,454)	(1,292)
Capitalized costs	349	273
Carrying amount of loans, net	$19,563	$19,151

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$20,226	$17,278	$19,151	$15,415
Purchases of loans	—	—	—	696
Originations and advances of loans	317	1,726	2,902	3,774
Payments received	(879)	(289)	(1,912)	(925)
Capitalized costs	9	20	76	70
Change in allowance for loan losses	(121)	(146)	(213)	(178)
Discount accretion, net	(7)	(20)	(178)	(170)
Charge-offs	18	(69)	(263)	(182)
Ending Balance	$19,563	$18,500	$19,563	$18,500

Loans receivable — SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured primarily by business assets such as accounts receivable, property and equipment, real estate and inventory. The Company recorded net impairment provisions on SBA loans held for investment of $0.5 million for the nine-month period ended September 30, 2012. The impairment provision recorded by the Company for the nine-month period ended September 30, 2011 was $0.4 million. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Outstanding balance	$7,913	$13,541
Allowance for loan losses	(1,083)	(1,083)
Capitalized interest and costs	(246)	(246)
Carrying amount of loans, net	$6,584	$12,212

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$7,545	$12,741	$12,212	$13,011
Advances	(600)	755	129	2,474
Payments received	(361)	(1,041)	(3,257)	(3,095)
Noncash consideration (1)	—	—	(2,500)	—
Capitalized interest and costs	—	—	—	50
Discount accretion, net	—	—	—	15
Ending Balance	$6,584	$12,455	$6,584	$12,455

(1)         Represents a principal reduction on a loan receivable upon FirstCity’s acquisition of certain underlying loan collateral from the borrower as partial consideration for repayment. See Note 3 for additional information.

Loans receivable — other include loans made to non-affiliated entities and are secured primarily by business assets such as accounts receivable, inventory, property and equipment, and real estate. The Company did not record any provisions for impairment for the nine-month periods ended September 30, 2012 and 2011. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment for the three- and nine-month month periods ended September 30, 2012 and 2011:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, July 1, 2012	$425	$—	$1,083	$1,508
Provisions	124	—	—	124
Recoveries	(21)	—	—	(21)
Charge-offs	18	—	—	18
Balance, September 30, 2012	$546	$—	$1,083	$1,629

Balance, July 1, 2011	$397	$—	$1,083	$1,480
Provisions	220	—	—	220
Recoveries	(3)	—	—	(3)
Charge-offs	(71)	—	—	(71)
Balance, September 30, 2011	$543	$—	$1,083	$1,626

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2012	$333	$—	$1,083	$1,416
Provisions	507	—	—	507
Recoveries	(29)	—	—	(29)
Charge-offs	(265)	—	—	(265)
Balance, September 30, 2012	$546	$—	$1,083	$1,629

Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	405	—	—	405
Recoveries	(44)	—	—	(44)
Charge-offs	(183)	—	—	(183)
Balance, September 30, 2011	$543	$—	$1,083	$1,626

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	Commercial Loans:
(Dollars in thousands)	SBA	Affiliates	Other	Total
September 30, 2012:
Loans individually evaluated for impairment	$719	$6,709	$7,667	$15,095
Loans collectively evaluated for impairment	19,390	—	—	19,390
Total loans evaluated for impairment (excluding loans held for sale)	$20,109	$6,709	$7,667	$34,485

Allowance for loans individually evaluated for impairment	$352	$—	$1,083	$1,435
Allowance for loans collectively evaluated for impairment	194	—	—	194
Total allowance for loan losses	$546	$—	$1,083	$1,629

December 31, 2011:
Loans individually evaluated for impairment	$404	$6,719	$13,295	$20,418
Loans collectively evaluated for impairment	19,080	—	—	19,080
Total loans evaluated for impairment (excluding loans held for sale)	$19,484	$6,719	$13,295	$39,498

Allowance for loans individually evaluated for impairment	$308	$—	$1,083	$1,391
Allowance for loans collectively evaluated for impairment	25	—	—	25
Total allowance for loan losses	$333	$—	$1,083	$1,416

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of September 30, 2012 and December 31, 2011. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2012:
SBA - commercial loans	$15,490	$3,860	$439	$320	$20,109

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$3,448	$3,261	$6,709
Other - commercial loans (1)	2,083	5,584	7,667
	$5,531	$8,845	$14,376

Total loans (excluding loans held for sale)			$34,485

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011:
SBA - commercial loans	$15,325	$3,648	$107	$404	$19,484

	Accrual	Non-Accrual	Total
Affiliates - commercial loans	$6,719	$—	$6,719
Other - commercial loans (1)	4,398	8,897	13,295
	$11,117	$8,897	$20,014

Total loans (excluding loans held for sale)			$39,498

(1)         Represents loans made to U.S. non-affiliated entities that are secured primarily by business assets (as disclosed previously under the heading “Loans receivable — other” of this footnote).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables include an aging analysis of our recorded investment in loans held for investment as of September 30, 2012 and December 31, 2011:

	Loans Past Due and Still Accruing
	31-60	61-90	Over		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	90 Days	Total	Loans	Loans	Loans
September 30, 2012:
Commercial loans:
SBA	$8	$—	$—	$8	$719	$19,382	$20,109
Affiliates	—	—	—	—	3,261	3,448	6,709
Other	—	—	—	—	5,584	2,083	7,667
Total loans (excluding loans held for sale)	$8	$—	$—	$8	$9,564	$24,913	$34,485

December 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$—	$404	$19,080	$19,484
Affiliates	—	—	—	—	—	6,719	6,719
Other	—	—	—	—	8,897	4,398	13,295
Total loans (excluding loans held for sale)	$—	$—	$—	$—	$9,301	$30,197	$39,498

The following table presents additional information regarding the Company’s impaired loans as of September 30, 2012 and December 31, 2011:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average	Average
	Without a	With a	Total	Unpaid	Related	Impaired	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Period	the Quarter
September 30, 2012:
Commercial loans:
SBA	$—	$719	$719	$750	$352	$640	$686
Affiliates	—	—	—	—	—	—	—
Other	2,614	2,970	5,584	7,397	1,083	7,523	5,741
Total loans (excluding loans held for sale)	$2,614	$3,689	$6,303	$8,147	$1,435	$8,163	$6,427

December 31, 2011:
Commercial loans:
SBA	$—	$404	$404	$425	$308	$652
Affiliates	—	—	—	—	—	—
Other	5,897	3,000	8,897	10,569	1,083	9,648
Total loans (excluding loans held for sale)	$5,897	$3,404	$9,301	$10,994	$1,391	$10,300

The Company did not recognize any significant amounts of interest income on impaired loans during the nine-month periods ended September 30, 2012 and 2011.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Balance Sheets

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$453,889	$450,189
Liabilities	$28,976	$39,401
Net equity	424,913	410,788
	$453,889	$450,189
Servicing and operating entities:
Assets	$189,322	$163,647
Liabilities	$100,411	$86,269
Net equity	88,911	77,378
	$189,322	$163,647
Total:
Assets	$643,211	$613,836
Liabilities	$129,387	$125,670
Net equity	513,824	488,166
	$643,211	$613,836

Equity investment in Acquisition Partnerships	$58,034	$59,952
Equity investment in servicing and operating entities	43,001	49,441
	$101,035	$109,393

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$22,802	$12,531	$68,154	$37,891
Costs and expenses	8,994	19,136	34,505	32,282
Net earnings (loss)	$13,808	$(6,605)	$33,649	$5,609

Servicing and operating entities:
Revenues	$27,271	$28,707	$76,964	$78,130
Costs and expenses	21,808	22,077	64,587	62,553
Net earnings	$5,463	$6,630	$12,377	$15,577

Equity income (loss) from Acquisition Partnerships	$1,900	$(180)	$5,089	$397
Equity income from servicing and operating entities	2,349	2,957	5,708	7,534
	$4,249	$2,777	$10,797	$7,931

At September 30, 2012 and December 31, 2011, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $364.4 million and $377.7 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$356,547	$349,529
Operating entities	63,171	53,256
Latin America:
Acquisition Partnerships	97,342	100,660
Servicing entities	2,047	1,857
Europe - servicing entities	124,104	108,534
	$643,211	$613,836

Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$336,612	$325,557
Operating entities	21,117	20,515
Latin America:
Acquisition Partnerships	88,301	85,231
Servicing entities	829	763
Europe - servicing entities	66,965	56,100
	$513,824	$488,166

Company’s carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$53,054	$55,612
Operating entities	13,313	12,508
Latin America:
Acquisition Partnerships	4,980	4,340
Servicing entities	3,006	2,758
Europe - servicing entities (1)	26,682	34,175
	$101,035	$109,393

(1)         Includes a $6.1 million non-cash reduction to the carrying value of FirstCity’s equity-method investment in a European servicing entity in June 2012 (see Note 3 for additional information).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity income (loss) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$18,772	$7,183	$56,440	$23,251
Other Acquisition Partnerships	384	50	459	345
Other operating entities	11,814	11,577	27,050	31,012
Latin America:
Acquisition Partnerships	3,646	5,298	11,255	14,004
Servicing entity	2,481	2,666	7,277	8,139
Europe:
Acquisition Partnerships	—	—	—	291
MCS et Associes (servicing entity)	12,108	13,360	39,466	35,730
Other servicing entities	868	1,104	3,171	3,249
	$50,073	$41,238	$145,118	$116,021

Net earnings (loss) of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$10,509	$3,014	$32,431	$9,409
Other Acquisition Partnerships	(34)	(164)	(1,033)	(625)
Other operating entities	3,245	3,291	3,809	6,928
Latin America:
Acquisition Partnerships	3,333	(9,455)	2,251	(3,211)
Servicing entity	286	260	768	1,119
Europe:
Acquisition Partnerships	—	—	—	36
MCS et Associes (servicing entity)	1,958	3,056	7,565	7,401
Other servicing entities	(26)	23	235	129
	$19,271	$25	$46,026	$21,186

Company’s equity income (loss) from the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$1,337	$773	$5,100	$1,801
Other Acquisition Partnerships	—	(73)	(483)	(281)
Other operating entities	1,482	1,376	1,708	3,150
Latin America:
Acquisition Partnerships	563	(880)	472	(1,152)
Servicing entity	143	129	384	559
Europe:
Acquisition Partnerships	—	—	—	29
MCS et Associes (servicing entity)	731	1,447	3,559	3,794
Other servicing entities	(7)	5	57	31
	$4,249	$2,777	$10,797	$7,931

At September 30, 2012, the Company had $9.9 million in Euro-denominated debt for the purpose of hedging a portion of the Company’s net equity investments in Europe. Refer to Note 10 for additional information.

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning Balance	$1,271	$1,152	$1,193	$954
Servicing Assets capitalized	54	60	255	361
Servicing Assets amortized	(60)	(53)	(183)	(156)
Ending Balance	$1,265	$1,159	$1,265	$1,159

Reserve for impairment of servicing assets:
Beginning Balance	$(126)	$(185)	$(103)	$(118)
Impairments	(32)	—	(58)	(75)
Recoveries	1	75	4	83
Ending Balance	$(157)	$(110)	$(157)	$(110)

Ending Balance (net of reserve)	$1,108	$1,049	$1,108	$1,049

Fair value of amortized servicing assets:
Beginning balance	$1,389	$1,019	$1,326	$921
Ending balance	$1,376	$1,265	$1,376	$1,265

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

(8)  Notes Payable to Banks and Other Debt Obligations

The Company’s notes payable and other debt obligations at September 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		September 30,	December 31,
Description	Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount (“BoS Facility A”) [1] [2]	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$58,560	$86,579

BOS (USA) $25.0 million term note (“BoS Facility B”) [1]	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	Secured by all assets of FH Partners, matures December 2014	25,198	49,228

WFCF $25.0 million revolving loan facility [3]	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	16,843	21,405

FNBCT $15.0 million revolving loan facility [4]	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	—

Non-recourse bank notes payable of various U.S. Portfolio Entities	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	6,269	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries	Secured by assets of the subsidiaries, various maturities through March 2016	7,138	5,156

Non-recourse bank note payable of real estate investment entity [5]	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations		1,831	2,094

Total notes payable and other debt obligations		$117,839	$189,936

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

[2]

The unamortized discount on this loan facility at September 30, 2012 and December 31, 2011 was $1.6 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $9.9 million and $13.2 million denominated in Euros at September 30, 2012 and December 31, 2011, respectively (see Note 10).

[3]	This revolving loan facility was amended and restated on January 31, 2012 (see discussion below).

[4]	FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see discussion below).

[5]

FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon the acquisition of the underlying real estate property by the creditor in a foreclosure transaction (see Note 4 for additional information). This non-cash activity did not have a material impact on the Company’s results of operations for the nine-month period ended September 30, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

First National Bank of Central Texas (FC Investment Holdings Corporation)

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

In addition to the foregoing, the FNBCT Loan Facility contains representations, warranties and certain other covenants on the part of FC Investment, FirstCity and the other Covered Entities that are typical for a loan facility of this type. Furthermore, the FNBCT Loan Facility and related loan documents contain customary events of default, including, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, FNBCT may

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accelerate the indebtedness under this loan facility. At September 30, 2012, FC Investment was in compliance with all covenants or other requirements set forth in this loan facility.

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

In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At September 30, 2012, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

(9)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(621)	$(1,854)
Net unrealized gain (loss) on securities available for sale, net of tax	378	(87)
Total accumulated other comprehensive loss	$(243)	$(1,941)

(10)  Foreign Currency Exchange Risk Management

We use Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus is to manage the economic risks associated with our European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominates a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. At September 30, 2012, the Company carried $9.9 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

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

At September 30, 2012 and December 31, 2011, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheets as follows (in thousands):

Non-Derivative
Instrument in
Net Investment	Balance Sheet	Carrying Value at:
Hedging Relationship	Location	September 30, 2012	December 31, 2011

Euro-denominated debt	Notes payable to banks	$9,883	$13,240

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three- and nine-month month periods ended September 30, 2012 and 2011 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011

Euro-denominated debt	$(342)	$1,112	Other income (expense)	$—	$—

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Nine Months Ended		Reclassified from	Nine Months Ended
Net Investment	September 30,		AOCI into Income	September 30,
Hedging Relationship	2012	2011	(Effective Portion)	2012	2011

Euro-denominated debt	$(171)	$(508)	Other income (expense)	$—	$—

(11)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three- and nine-month month periods ended September 30, 2012 and 2011 consisted of the following:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)

U.S. state current income tax expense (benefit)	$69	$244	$372	$(53)
Federal current income tax benefit	—	(138)	—	(1)
Foreign current income tax expense (benefit)	(54)	(385)	286	1,553
Foreign deferred income tax expense (benefit)	(74)	700	121	548
Total	$(59)	$421	$779	$2,047

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities attributable to our consolidated foreign operations were not significant at September 30, 2012 and December 31, 2011. However, the Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At September 30, 2012 and December 31, 2011, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

(12)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company’s historical experience and future expectations. We recognized stock-based compensation cost of approximately $0.3 million and $0.8 million for the three- and nine-month month periods ended September 30, 2012, respectively, and $0.2 million and $0.6 million for the three- and nine-month month periods ended September 30, 2011, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

A summary of the Company’s stock options and related activity as of and for the nine months ended September 30, 2012 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
(in thousands)
Options outstanding at January 1, 2012	722,400	$8.06
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at September 30, 2012	722,400	$8.06	4.70	$555

Options exercisable at September 30, 2012	656,150	$8.17	4.48	$480

As of September 30, 2012, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted average period of 0.9 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the nine months ended September 30, 2012 is presented below:

Number of
Shares
Shares outstanding at December 31, 2011	96,126
Shares granted	165,607
Shares vested	(50,212)
Shares outstanding at September 30, 2012	211,521

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. In March 2012, the Company granted (i) 26,250 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 139,357 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $8.78 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of September 30, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three- and nine-month month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net earnings	$6,897	$5,384	19,422	17,894
Less: Net income attributable to noncontrolling interests	2,130	2,654	4,803	9,011
Net earnings attributable to FirstCity	$4,767	$2,730	$14,619	$8,883
Less: Net earnings allocable to participating securities	96	25	244	60
Net earnings allocable to common shares	$4,671	$2,705	$14,375	$8,823

Weighted-average common shares outstanding - basic	10,345	10,290	10,330	10,279
Dilutive effect of restricted stock shares	45	25	28	4
Dilutive effect of stock options	46	11	44	14
Weighted-average common shares outstanding - diluted	10,436	10,326	10,402	10,297

Net earnings per share:
Basic	$0.45	$0.26	$1.39	$0.86
Diluted	$0.45	$0.26	$1.38	$0.86

For the three-month periods ended September 30, 2012 and 2011, potentially dilutive securities representing approximately 223,000 and 700,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

For the nine-month periods ended September 30, 2012 and 2011, potentially dilutive securities representing approximately 557,000 and 769,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

Additionally, for disclosure purposes, the Company is required to provide fair value estimates for its loans receivable held for investment that are not recorded at fair value on a recurring basis. For this disclosure, estimated fair values of fixed-rate loans receivable, including affiliated loans, are generally determined using a discounted cash flow model, adjusted by an amount for estimated losses that employs market discount rates and other adjustments that would be expected to be made by a market participant. Estimated fair values of variable-rate loans that re-price frequently at market interest rates are based on carrying values adjusted for estimated credit losses and other adjustments that would be expected to be made by a market participant. The estimated fair value for impaired loans is generally based on collateral valuations using observable inputs, adjusted for various considerations that would be expected to be made by a market participant; or discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant. These fair value measurement techniques are classified as Level 3 measurements, because they are principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

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

Assets Held for Sale, Net of Related Liabilities:  Assets held for sale, net of related liabilities, represented the net assets of certain Company subsidiaries that management expects to sell or otherwise dispose, and were carried at the lower-of-cost or market at December 31, 2011 (see Note 3). The composition of these assets and liabilities comprised primarily Portfolio Assets, an affiliated loan receivable, and an affiliated note payable. The estimated fair values of the net assets related to these subsidiaries were based primarily on a contractual sales price (adjusted for costs to sell) and a price quotation from a prospective buyer and, accordingly, we classified these assets and liabilities as Level 2 for non-recurring fair value adjustments.

Notes Payable and Other Debt Obligations:  Notes payable and other debt obligations are carried at amortized cost, net of unamortized discounts. For disclosure purposes, we are required to estimate the fair value of our notes payable and debt obligations. For our debt instruments, quoted market prices or interest rates for similar debt with comparable terms (or when traded by market participants as an asset) are not readily observable in active trading markets. As such, we estimated the fair value of our debt obligations with Bank of Scotland by discounting the future cash flows of each debt instrument at rates currently offered to us for loan facilities with other creditors that include similar terms and maturities (these discount rates include our current spread levels). Given that our debt obligations with Bank of Scotland were measured at fair value in December 2011 in connection with our debt refinancing transaction, we updated our fair value analysis based on current market rates; and the carrying value approximates fair value for our Bank of Scotland debt obligations. For the remainder of our non-affiliated notes payable and debt obligations, management believes that carrying value approximates fair value since the interest rates and terms on these debt instruments approximate the interest rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms.

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. The Company did not have any liabilities that were measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

	At September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,435	$—	$—	$1,435
Asset-backed securities	—	—	1,755	1,755
	$1,435	$—	$1,755	$3,190

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,000	$—	$—	$1,000
Asset-backed security	—	—	2,798	2,798
	$1,000	$—	$2,798	$3,798

At September 30, 2012 and December 31, 2011, the amortized cost of the Company’s marketable equity security approximated $1.1 million. At September 30, 2012 and December 31, 2011, the amortized cost of the Company’s asset-backed securities approximated $1.8 million and $2.8 million, respectively. The Company used a discounted cash flow model (valuation technique), with a 20% discount rate (significant unobservable input), to measure the estimated fair value of its asset-backed security (Level 3 asset) at September 30, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three- and nine-month month periods ended September 30, 2012 and 2011, there were no transfers of assets recorded at fair value on a recurring basis in or out of the Level 1, 2 or 3 fair value measurement levels.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three- and nine-month month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$2,083	$5,858	$2,798	$2,605
Total realized and unrealized gains for the period included in:
Net income (loss)	(93)	(63)	(2)	301
Other comprehensive income	(43)	86	(53)	378
Purchases	—	358	—	3,843
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(192)	(307)	(988)	(1,400)
Foreign currency translation adjustments	—	36	—	241
Net transfers into Level 3	—	—	—	—
Balance, end of period	$1,755	$5,968	$1,755	$5,968

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011 that were measured at fair value on a non-recurring basis during the respective nine- and twelve-month periods then ended:

	Carrying Value at September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$5,704	$447	$6,151
Loans receivable - SBA held for investment (1)	—	248	137	385
Real estate held for sale (2)	—	2,673	—	2,673

	Carrying Value at December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$—	$1,923	$1,923
Loans receivable - SBA held for investment (1)	—	—	559	559
Real estate held for sale (2)	—	6,297	—	6,297
Investments in unconsolidated subsidiaries	—	—	4,567	4,567
Assets held for sale, net of related liabilities	—	2,011	—	2,011

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Portfolio Assets - loans (1)	$(1,545)	$(279)
Loans receivable - SBA held for investment (1)	(309)	(361)
Real estate held for sale (2)	(782)	(1,166)
Total	$(2,636)	$(1,806)

(1)         Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)         Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair value adjustment reductions in the table above for the nine-month periods ended September 30, 2012 and 2011 involved assets held in our Portfolio Asset Acquisition and Resolution business segment.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

The table below presents the carrying amount and estimated fair value of the Company’s financial instruments, including accrued interest (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at September 30, 2012  and December 31, 2011. These fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. We have not included assets that are not financial instruments in our disclosure, such as the value of our servicing assets and investments in unconsolidated subsidiaries.

	September 30, 2012					December 31, 2011
	Carrying	Estimated Fair Value				Carrying	Estimated
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Fair Value
Cash, cash equivalents and restricted cash	$42,926	$42,926	$—	$—	$42,926	$36,031	$36,031
Loan Portfolio Assets and loans receivable held for investment	88,071	—	—	117,156	117,156	135,423	173,616
SBA loans held for sale	2,838	—	3,203	—	3,203	7,614	8,353
Assets held for sale, net of related liabilities (1)	—	—	—	—	—	4,569	6,634
Notes payable and other debt obligations	117,839	—	—	117,839	117,839	189,936	189,936

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

Operating Entity VIEs — The Company has variable interests with various commercial enterprise entities (attributable primarily to certain equity and debt investments made by our Special Situations Platform business). FirstCity provided financing in the form of debt and/or equity to help finance the activities of the Operating Entity VIEs. These Operating Entities are VIEs primarily because they do not have sufficient equity to finance their activities without additional subordinated financial support. The voting interests for all but one of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors, and the Company

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

determined that it was not the primary beneficiary of these minority-owned Operating Entity VIEs. The Company was deemed to be the primary beneficiary for the Operating Entity VIE in which the Company holds a majority ownership and voting interest (this Operating Entity VIE is consolidated by our Special-Purpose Investment Entity VIEs described below). The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by the Operating Entity VIEs. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $67.2 million under guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 18). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the consolidated Acquisition Partnership VIEs and Operating Entity VIE described above) that are included in its consolidated balance sheet as of September 30, 2012. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

Special-Purpose
(Dollars in thousands)	Investment VIEs
Cash	$20,815
Portfolio Assets, net	51,924
Loans receivable	35,695
Equity investments	43,632
Other assets	31,319
Total assets of consolidated VIEs (1)	$183,385

Notes payable (2)	$111,275
Other liabilites (2)	14,388
Total liabilities of consolidated VIEs	$125,663

(1)         These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)         Includes $35.9 million of notes payable and $14.3 million of other liabilities for which creditors do not have recourse to FirstCity.

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of September 30, 2012 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s		FirstCity’s
	Consolidated Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(626)	$1,430
Operating Entity VIEs	7,731	382	8,113
Total	$7,731	$(244)	$9,543

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)         Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(16)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $3.6 million and $2.5 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $12.2 million and $7.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Through a series of related party transactions in 2008, FirstCity (through a majority-owned Mexican subsidiary) acquired a loan portfolio in Mexico. The final funding for this transaction involved two FirstCity majority-owned Mexican subsidiaries and an unconsolidated Mexican affiliated entity, and resulted in an affiliated note payable and an affiliated loan receivable being recorded to the Company’s consolidated balance sheet. At December 31, 2011, the carrying values of this affiliated loan receivable and affiliated note payable both approximated $5.1 million (including accrued interest), and were respectively included in “Assets held for sale” and “Liabilities associated with assets held for sale” on our consolidated balance sheet. In July 2012, the Company sold the Mexican subsidiary that held this affiliated loan receivable and affiliated note payable. See Note 3 for additional information.

(17)  Segment Reporting

At September 30, 2012 and 2011, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth summarized information by segment for the three- and nine-month month periods ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,193	$4,503	$118	$18,814
Costs and expenses	(9,907)	(4,538)	(2,526)	(16,971)
Equity income from unconsolidated subsidiaries	2,767	1,482	—	4,249
Gain on sale of subsidiaries	746	—	—	746
Income tax (expense) benefit	281	(172)	(50)	59
Net income attributable to noncontrolling interests	(1,713)	(417)	—	(2,130)
Net earnings (loss)	$6,367	$858	$(2,458)	$4,767

	Three Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$17,287	$2,905	$60	$20,252
Costs and expenses	(12,988)	(2,432)	(1,959)	(17,379)
Equity income from unconsolidated subsidiaries	1,401	1,376	—	2,777
Gain on business combinations	—	155	—	155
Income tax (expense) benefit	(405)	(133)	117	(421)
Net income attributable to noncontrolling interests	(2,159)	(495)	—	(2,654)
Net earnings (loss)	$3,136	$1,376	$(1,782)	$2,730

	Nine Months Ended
	September 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$43,229	$9,363	$303	$52,895
Costs and expenses	(28,499)	(8,967)	(7,706)	(45,172)
Equity income from unconsolidated subsidiaries	9,089	1,708	—	10,797
Gain on business combinations	—	935	—	935
Gain on sale of subsidiaries	746	—	—	746
Income tax expense	(427)	(201)	(151)	(779)
Net income attributable to noncontrolling interests	(3,850)	(953)	—	(4,803)
Net earnings (loss)	$20,288	$1,885	$(7,554)	$14,619

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$50,383	$7,424	$140	$57,947
Costs and expenses	(34,555)	(6,063)	(5,757)	(46,375)
Equity income from unconsolidated subsidiaries	4,781	3,150	—	7,931
Gain on business combinations	278	155	—	433
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(2,187)	(166)	306	(2,047)
Net income attributable to noncontrolling interests	(7,980)	(1,031)	—	(9,011)
Net earnings (loss)	$10,725	$3,469	$(5,311)	$8,883

Revenues and equity income (loss) from investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues and equity income (loss) of unconsolidated subsidiaries from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Domestic	$13,297	$11,538	$40,817	$31,826
Latin America	2,608	2,820	6,363	8,535
Europe	1,055	4,330	5,138	14,803
Total	$16,960	$18,688	$52,318	$55,164

Total assets for each segment and a reconciliation to total assets are as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Cash and cash equivalents	$41,656	$34,802
Restricted cash	1,270	1,229
Portfolio acquisition and resolution assets:
Domestic	141,245	199,093
Latin America	8,698	17,048
Europe	32,390	41,447
Special situations platform assets	44,654	51,099
Other non-earning assets, net	12,556	11,628
Total assets	$282,469	$356,346

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

Guarantees and Letters of Credit

FC Commercial has a term loan facility with Bank of Scotland. The obligations under this loan facility are secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners). FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this loan facility. At September 30, 2012, the unpaid principal balance on this loan was $60.2 million. Refer to Note 8 for additional information.

ABL has a $25.0 million revolving loan facility with WFCF. The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At September 30, 2012, the unpaid principal balance on this loan facility was $16.8 million. Refer to Note 8 for additional information.

FC Investment has a $15.0 million revolving loan facility with FNBCT. The obligations under this facility are secured by substantially all of the assets of FC Investment and its subsidiaries. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. At September 30, 2012, the unpaid principal balance on this loan facility was $2.0 million. Refer to Note 8 for additional information.

Certain of the Company’s consolidated subsidiaries provide guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

at various dates through October 2013, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At September 30, 2012, the unpaid debt obligations of these Acquisition Partnerships attributed to the underlying guarantees of the Company’s subsidiaries approximated $1.5 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $6.9 million at September 30, 2012. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At September 30, 2012, FirstCity had a letter of credit in the amount of $6.9 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland (see Note 8), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $6.9 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Summary Financial Results

FirstCity recorded net earnings of $4.8 million, or $0.45 per common share on a fully diluted basis, for the three-month period ended September 30, 2012 (“Q3 2012”), compared to net earnings of $2.7 million, or $0.26 per common share on a fully diluted basis, for the three-month period ended September 30, 2011 (“Q3 2011”). FirstCity recorded net earnings of $14.6 million, or $1.38 per common share diluted, for the nine-month period ended September 30, 2012 (“YTD 2012”), compared to $8.9 million, or $0.86 per common share diluted, for the nine-month period ended September 30, 2011 (“YTD 2011”). Components of FirstCity’s results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 are presented in the tables below.

	Three Months Ended
	September 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$14,193	$4,503	$118	$18,814
Costs and expenses	(9,907)	(4,538)	(2,526)	(16,971)
Equity income from unconsolidated subsidiaries	2,767	1,482	—	4,249
Gain on sale of subsidiaries	746	—	—	746
Income tax (expense) benefit	281	(172)	(50)	59
Net income attributable to noncontrolling interests	(1,713)	(417)	—	(2,130)
Net earnings (loss)	$6,367	$858	$(2,458)	$4,767

	Three Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$17,287	$2,905	$60	$20,252
Costs and expenses	(12,988)	(2,432)	(1,959)	(17,379)
Equity income from unconsolidated subsidiaries	1,401	1,376	—	2,777
Gain on business combinations	—	155	—	155
Income tax (expense) benefit	(405)	(133)	117	(421)
Net income attributable to noncontrolling interests	(2,159)	(495)	—	(2,654)
Net earnings (loss)	$3,136	$1,376	$(1,782)	$2,730

	Nine Months Ended
	September 30, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$43,229	$9,363	$303	$52,895
Costs and expenses	(28,499)	(8,967)	(7,706)	(45,172)
Equity income from unconsolidated subsidiaries	9,089	1,708	—	10,797
Gain on business combinations	—	935	—	935
Gain on sale of subsidiaries	746	—	—	746
Income tax expense	(427)	(201)	(151)	(779)
Net income attributable to noncontrolling interests	(3,850)	(953)	—	(4,803)
Net earnings (loss)	$20,288	$1,885	$(7,554)	$14,619

	Nine Months Ended
	September 30, 2011
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$50,383	$7,424	$140	$57,947
Costs and expenses	(34,555)	(6,063)	(5,757)	(46,375)
Equity income from unconsolidated subsidiaries	4,781	3,150	—	7,931
Gain on business combinations	278	155	—	433
Gain on sale of subsidiaries	5	—	—	5
Income tax (expense) benefit	(2,187)	(166)	306	(2,047)
Net income attributable to noncontrolling interests	(7,980)	(1,031)	—	(9,011)
Net earnings (loss)	$10,725	$3,469	$(5,311)	$8,883

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period-to-period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s net earnings related to its Portfolio Asset Acquisition and Resolution business segment improved to $6.4 million in Q3 2012 from $3.1 million in Q3 2011. While revenues, net of costs and expenses, remained unchanged, the increase in net earnings in Q3 2012 compared to Q3 2011 was attributed primarily to a $1.4 million increase in equity income of unconsolidated subsidiaries, a $0.7 million increase in gain on sale of subsidiaries, and a $0.7 million decrease in income tax expense.  Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s net earnings from its Special Situations Platform business segment decreased to $0.9 million in Q3 2012 compared to $1.4 million in Q3 2011. The decrease in net earnings in Q3 2012 compared to Q3 2011 was attributed primarily to a $0.2 million decrease in interest income from loans receivable and a $0.3 million decrease in other income. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees, increased to $2.5 million for Q3 2012 compared to $1.8 million for Q3 2011.

Summary Investment Activity

In Q3 2012, FirstCity and its investment partners acquired $17.5 million of U.S. Portfolio Asset investments with an aggregate face value of approximately $45.1 million — of which FirstCity’s investment acquisition share was $5.6 million. In addition to its Portfolio Asset acquisitions in Q3 2012, FirstCity invested $1.4 million in non-portfolio investments, consisting of $1.3 million in the form of SBA loan originations and advances, and $0.1 million in the form of equity investments. In Q3 2011, FirstCity and its investment partners acquired $87.1 million of U.S. Portfolio Asset investments and $0.6 million of foreign Portfolio Asset investments with a face value of approximately $144.9 million — of which FirstCity’s investment acquisition share was $18.7 million. In addition to its Portfolio Asset acquisitions in Q3 2011, FirstCity invested $10.4 million in non-portfolio investments, consisting of $7.2 million in the form of SBA loan originations and advances, $0.6 million in the form of equity investments and investment security purchases, and $2.6 million in the form of a railroad business acquisition and debt investments under its Special Situations Platform (“FirstCity Denver”).

At September 30, 2012, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $227.0 million — compared to $308.7 million at December 31, 2011 and $349.9 million at September 30, 2011. The global distribution of FirstCity’s earning assets (at carrying value) at September 30, 2012 included $185.9 million in the United States; $32.4 million in Europe; and $8.7 million in Latin America. Since mid-2010, a significant majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with Värde Investment Partners, L.P. (“Värde”). As such, total footings of our consolidated earning assets have experienced a corresponding decrease, resulting primarily from a decline in our holdings of consolidated Portfolio Assets.

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

Our ability to make new investments and fund operations is dependent on: (1) anticipated cash flows from unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (see Note 8 of the consolidated financial statements); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America; and (5) our investment agreement with Värde. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

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

Q3 2012 Compared to Q3 2011

FirstCity’s net earnings to common stockholders totaled $4.8 million in Q3 2012 compared to net earnings of $2.7 million in Q3 2011. On a per share basis, diluted net earnings to common stockholders were $0.45 in Q3 2012 compared to $0.26 in Q3 2011.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $17.5 million of Portfolio Assets in Q3 2012 with an approximate face value of $45.1 million, compared to the Company’s involvement in acquiring $87.7 million of Portfolio Assets in Q3 2011 with an approximate face value of $144.9 million. In Q3 2012, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $5.6 million — consisting of $2.4 million acquired through consolidated portfolio entities and $3.2 million acquired through unconsolidated Acquisition Partnerships. In Q3 2011, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $18.7 million — consisting of $7.7 million acquired through consolidated portfolio entities and $11.0 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the substantial majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In Q3 2012, FirstCity invested an additional $1.4 million in non-portfolio investments in the form of SBA loan originations and advances and other investments, compared to $7.8 million in non-portfolio investments in the form of SBA loan originations and advances and other investments in Q3 2011. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $6.4 million of net earnings in Q3 2012 compared to $3.1 million of net earnings in Q3 2011. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q3 2012 and Q3 2011:

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,745	$2,829
Income from Portfolio Assets	7,741	11,964
Gain on sale of SBA loans held for sale, net	248	306
Interest income from SBA loans	408	350
Interest income from loans receivable - affiliates	—	379
Other income	2,051	1,459
Total revenues	14,193	17,287
Costs and expenses:
Interest and fees on notes payable to banks and other	1,210	3,435
Salaries and benefits	4,262	3,920
Provision for loan and impairment losses, net of recoveries	2,169	1,553
Asset-level expenses	798	1,436
Other costs and expenses	1,468	2,644
Total expenses	9,907	12,988
Equity income of unconsolidated subsidiaries	2,767	1,401
Gain on sale of subsidiaries	746	—
Income tax (expense) benefit	281	(405)
Net income attributable to noncontrolling interests	(1,713)	(2,159)
Net earnings	$6,367	$3,136

Servicing fee revenues.  Servicing fee revenues increased to $3.7 million in Q3 2012 from $2.8 million in Q3 2011. Servicing fees from U.S. Acquisition Partnerships totaled $2.2 million in Q3 2012 compared to $1.2 million in Q3 2011, while servicing fees from Latin American Acquisition Partnerships totaled $1.2 million in Q3 2012 and $1.3 million in Q3 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships in Q3 2012 compared to Q3 2011 was attributable to an increase in collections from unconsolidated U.S. partnerships to $73.1 million in Q3 2012 from $39.7 million in Q3 2011, which resulted in a $1.0 million increase in service fee income.

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

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $7.7 million in Q3 2012 from $12.0 million in Q3 2011. The following tables provide a summary of the Company’s income from loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
	(Dollars in thousands)
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans				Other
	Impaired				Cost recovery			Cost recovery
	Loans	Other	Cash basis		basis		Cash basis	basis	Real Estate	Total
United States	$20	$91	$4,852	(1)	$1,264	(2)	$21	$—	$1,355	$7,603

France	—	—	—		—		—	—	—	—

Germany	—	—	93		—		—	—	(1)	92

Mexico	—	—	—		46		—	—	—	46

Total	$20	$91	$4,945		$1,310		$21	$—	$1,354	$7,741

(1)    Includes $1.1 million of liquidation income generated from loan sales.

(2)    Includes $0.9 million of liquidation income generated from loan sales.

	Three Months Ended September 30, 2011
	(Dollars in thousands)
	Income-Accruing Loans			Non-Accrual Loans
	Purchased			Purchased Credit-
	Credit-			Impaired Loans		Other
	Impaired				Cost recovery		Cost recovery
	Loans		Other	Cash basis	basis	Cash basis	basis	Real Estate	Total
United States	$3,390	(1)	$86	$1,215	$2,849	$30	$—	$142	$7,712

France	—		—	1,391	620	—	404	—	2,415

Germany	—		—	203	—	—	—	16	219

Mexico	—		—	—	1,618	—	—	—	1,618

Total	$3,390		$86	$2,809	$5,087	$30	$404	$158	$11,964

(1)    Includes $1.2 million of accretion income.

Collections from our consolidated Portfolio Assets decreased to $25.1 million in Q3 2012 from $34.3 million in Q3 2011, which contributed to a $2.6 million decrease in liquidation income and gains (excluding accretion income) in these comparative periods. Liquidation income and gains from our consolidated U.S. Portfolio Assets increased by $1.1 million in Q3 2012 compared to Q3 2011, due primarily to $2.0 million of gains recognized in Q3 2012 based on $6.4 million of collection proceeds from sales of consolidated U.S. Portfolio Asset loans, compared to zero gains based on $1.5 million of collection proceeds from sales in Q3 2011.  These gains were offset partially by a reduction in total collections from our consolidated U.S. Portfolio Assets to $24.8 million in Q3 2012 from $28.7 million in Q3 2011. Liquidation income and gains from our consolidated European Portfolio Assets decreased by $2.1 million in Q3 2012 compared to Q3 2011, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since February 2011 (see discussion below) that resulted in a corresponding decrease in collections from these Portfolio Assets to $0.3 million in Q3 2012 from $3.7 million in Q3 2011. Liquidation income and gains from our consolidated Latin American Portfolio Assets decreased by $1.6 million in Q3 2012 compared to Q3 2011, due primarily to a decline in collections from these Portfolio Assets to $47,000 in Q3 2012 from $1.9 million in Q3 2011.

Accretion income from our income-accruing Portfolio Assets decreased by $1.2 million in Q3 2012 compared to Q3 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. Our average holdings in income-accruing credit-impaired Portfolio Assets decreased to $39,000 for Q3 2012 from $34.9 million for Q3 2011. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

FirstCity’s average investment holdings in consolidated Portfolio Assets for Q3 2012 approximated $79.3 million (U.S. - $72.3 million; Europe - $4.0 million; and Latin America - $3.0 million). Our average Portfolio Asset investment holdings for Q3 2011 approximated $148.3 million (U.S. - $130.7 million; Europe - $7.8 million; and Latin America - $9.8 million). The decline in our consolidated U.S. Portfolio Asset holdings since Q3 2011 was due to the majority of our U.S. Portfolio Asset investments since mid-2010 being acquired through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings since Q3 2011 was due primarily to the sale of Portfolio Assets held by our consolidated German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011. The decline in our consolidated Latin American Portfolio Asset holdings since Q3 2011 was due primarily to a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011 and the sale of two consolidated Latin American subsidiaries in July 2012 (refer to Note 3 of the consolidated financial statements for additional information).

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

Gain on sale of SBA loans held for sale, net.  The Company recognized $0.2 million of gains on the sales of SBA loans with a $3.0 million net basis in the loans sold in Q3 2012, compared to $0.3 million of gains on the sales of SBA loans with a $3.9 million net basis in the loans sold in Q3 2011. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated SBA loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans was $0.4 for both Q3 2012 and Q3 2011. FirstCity’s average investment level in SBA loans held-for-investment approximated $19.9 million for Q3 2012 compared to $17.9 million for Q3 2011.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates was $0.4 million for Q3 2011.  FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $7.4 million for Q3 2011. The Company did not recognize interest income from loans receivable — affiliates in Q3 2012. The Company’s only remaining affiliated loan was sold in Q3 2012 (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.   The Company did not recognize interest income from loans receivable — other in Q3 2012 or Q3 2011 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $2.4 million for Q3 2012 compared to $3.4 million for Q3 2011.

Other income.  Other income increased to $2.1 million for Q3 2012 compared to $1.5 million for Q3 2011, due primarily to the recognition of $0.5 million in previously deferred income associated with a Latin American subsidiary that was sold in July 2012 (see Note 3 of the consolidated financial statements).

Costs and expenses.  Operating costs and expenses approximated $9.9 million in Q3 2012 compared to $13.0 million in Q3 2011. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable and other debt obligations decreased to $1.2 million in Q3 2012 from $3.4 million in Q3 2011, due primarily to the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 8 of the consolidated financial statements). The Company recorded $0.5 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in Q3 2012 (based on average debt holdings of $63.5 million) compared to $2.6 million of interest and loan fee expense in Q3 2011 (based on average debt holdings of $188.4 million). Excluding the Company’s debt obligations with Bank of Scotland, the average nonaffiliated debt outstanding in its PAA&R segment was $57.6 million in Q3 2012 (with a 4.7% average cost of funds) compared to $34.1 million in Q3 2011 (with a 4.9% average cost of funds).

Salaries and benefits expense in our PAA&R segment increased to $4.3 million in Q3 2012 from $3.9 million in Q3 2011, due primarily to additional compensation recognized in Q3 2012 compared to Q3 2011 under the Company’s executive management compensation plans. The total number of personnel within the PAA&R segment was 206 at September 30, 2012 and 207 at September 30, 2011.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $2.2 million in Q3 2012 compared to $1.6 million in Q3 2011. Net impairment provisions in Q3 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $0.8 million in Q3 2012 from $1.4 million in Q3 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $76.9 million for Q3 2012 from $148.3 million for Q3 2011 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment decreased by $1.2 million in Q3 2012 compared to Q3 2011, due primarily to the recognition of $0.3 million of foreign currency exchange gain attributed to our consolidated foreign operations in Q3 2012 compared to $0.8 million of foreign currency exchange losses recognized in Q3 2011 — a $1.1 million favorable swing ($0.6 million of the increase in gains was attributed to consolidated European operations and $0.5 million of the increase related to our consolidated Latin American operations). This favorable swing in foreign currency exchange gains was attributed to the U.S. dollar depreciating in value relative to the Euro and Mexican peso in Q3 2012, compared to the U.S. dollar appreciating in value relative to these currencies in Q3 2011. Due to the constantly changing currency exposures impacting our foreign operations and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results, which may fluctuate significantly due to our exposure to exchange rate changes.

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment increased by $1.4 million in Q3 2012 compared to Q3 2011. Equity income from our unconsolidated Acquisition Partnerships improved by $2.1 million in Q3 2012 compared to Q3 2011, whereas equity income from our unconsolidated servicing entities decreased by $0.7 million in Q3 2012 compared to Q3 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $19.2 million in Q3 2012 from $7.2 million in Q3 2011. In addition, total combined net earnings reported by our U.S. partnerships improved to $10.5 million in Q3 2012 from $2.8 million in Q3 2011. The increase in total revenues and net earnings in Q3 2012 compared to Q3 2011 was attributable primarily to an increase in Portfolio Asset collections to $73.1 million in Q3 2012 from $39.7 million in Q3 2011, off-set partially by increases of $1.3 million in service fee expense and $2.9 million in asset-level expenses reported by these U.S. partnerships in Q3 2012 compared to Q3 2011 (due to an increase in

Portfolio Asset holdings and investment activities reported by these partnerships). The collective activity described above translated to an increase in FirstCity’s share of U.S. partnership net earnings (i.e. equity income) to $1.3 million for Q3 2012 compared to $0.7 million for Q3 2011.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $55.4 million for Q3 2012 from $54.8 million for Q3 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde. In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $3.6 million in Q3 2012 from $5.3 million in Q3 2011. Total combined net earnings reported by our Latin American partnerships increased to $3.3 million for Q3 2012 compared to $9.5 million in losses for Q3 2011. The decrease in combined revenues reported by these partnerships in Q3 2012 compared to Q3 2011 was attributable primarily to a decrease in Portfolio Asset collections to $5.2 million in Q3 2012 compared to $7.4 million in Q3 2011. The increase in combined net earnings reported by these partnerships in Q3 2012 compared to Q3 2011 was attributable primarily to $12.7 million of additional foreign currency exchange gains reported by these partnerships in Q3 2012 compared to Q3 2011. The increase in foreign currency exchange gains recorded in Q3 2012 stemmed primarily from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the appreciation in value of the Mexican peso relative to the U.S. dollar in Q3 2012, compared to the depreciation in value of the Mexican peso relative to the U.S. dollar in Q3 2011). The collective activity described above resulted in the Company recording $0.6 million of equity income for its share of Latin American partnership net losses in Q3 2012, compared to recording $0.9 million of equity losses in Q3 2011 for its share of net losses reported by these partnerships.

The Company’s equity income from its Latin America partnerships in Q3 2012 included $0.4 million of foreign currency transaction gains, whereas its equity losses from these partnerships in Q3 2011 included $0.3 million of foreign currency transaction losses — a $0.7 million favorable swing. Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

FirstCity’s average investment in Latin American Acquisition Partnerships was $4.6 million for Q3 2012 compared to $14.1 million for Q3 2011. The decline in our average investment in these partnerships since Q3 2011 was due primarily to the Company’s recognition of a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships in the fourth quarter of 2011.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during Q3 2012 or Q3 2011.

•        Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 37%-50%) decreased to $15.5 million in Q3 2012 from $17.1 million in Q3 2011. In addition, total combined net earnings available to common stockholders reported by these entities decreased to $2.2 million in Q3 2012 from $3.3 million in Q3 2011. The decrease in total net earnings available to common stockholders reported by these servicing entities was attributed primarily to a $2.0 million reduction in service fee revenue, offset partially by a $0.3 million increase in investment income and a $0.6 million net decrease in operating costs and expenses. The collective activity described above translated to a decrease in FirstCity’s share of net earnings (i.e. equity income) from its foreign servicing entities to $0.9 million in Q3 2012 from $1.6 million in Q3 2011.

Gain on sale of subsidiaries.  In July 2012, the Company sold its interests in two Mexican subsidiaries for $5.5 million. The Company recognized a gain of $0.7 million on this transaction (see Note 3 of the consolidated financial statements).

Income tax expense.  Our PAA&R segment reported a $0.3 million income tax benefit in Q3 2012 compared to an income tax provision of $0.4 million in Q3 2011 (comprised primarily of foreign income tax provisions). Refer to Note 11 of the consolidated financial statements for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings in our consolidated, less-than-wholly-owned Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $1.7 million for Q3 2012 from $2.2 million for Q3 2011.  Q3 2011 included $1.5 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $-0- in Q3 2012, as we sold our controlling interests in most of these entities in November 2011, and we deconsolidated another French Acquisition Partnership in June 2012 as a result of an ownership restructure within that entity (see Note 3 of the consolidated financial statements). This decrease was offset partially by an increase in the net earnings of consolidated U.S. Acquisition Partnerships in Q3 2012 compared to Q3 2011 (i.e. an increase in the amount of net earnings reported by these consolidated entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $0.9 million in Q3 2012 compared to $1.4 million of net earnings in Q3 2011. FirstCity Denver reported no investments in this segment in Q3 2012 compared to $2.6 million in the form of a railroad business acquisition and debt investments in Q3 2011. Since its inception in 2007, FirstCity Denver has been involved in lower middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q3 2012 and Q3 2011:

	Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$258	$493
Revenue from railroad operations	4,245	2,157
Other income	—	255
Total revenues	4,503	2,905
Costs and expenses - railroad operations:
Interest and fees on notes payable	64	53
Salaries and benefits	742	376
Other	2,465	782
Total railroad costs and expenses	3,271	1,211
Costs and expenses - other:
Interest and fees on notes payable	20	134
Salaries and benefits	174	202
Other costs and expenses	1,073	885
Total other expenses	1,267	1,221
Total expenses	4,538	2,432
Equity income from unconsolidated subsidiaries	1,482	1,376
Gain on business combination	—	155
Income tax expense	(172)	(133)
Net income attributable to noncontrolling interests	(417)	(495)
Net earnings	$858	$1,376

Interest income from loans receivable.   Interest income from loans receivable decreased to $0.3 million in Q3 2012 from $0.5 million in Q3 2011. FirstCity Denver’s average investment in loans receivable was $11.3 million for Q3 2012 — including $4.2 million accounted for under the non-accrual method of accounting. For Q3 2011, FirstCity Denver’s average investment in loans receivable was $16.4 million — including $5.9 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $4.2 million in Q3 2012 from $2.2 million in Q3 2011. Total costs and expenses attributable to the railroad operations approximated $3.3 million in Q3 2012 compared to $1.2 million in Q3 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations were due primarily to activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011, and a rail-served debris transfer station acquired in June 2012 (refer to Note 3 of the consolidated financial statements), as well as activities from a railroad signal construction company that FirstCity Denver acquired in July 2012.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, decreased by $0.3 million in Q3 2012 compared to Q3 2011. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 4 of the consolidated financial statements).

Costs and expenses — other.  Other costs and expenses remained relatively constant at $1.3 million in Q3 2012 compared to $1.2 million in Q3 2011.

Equity income from unconsolidated subsidiaries.  FirstCity Denver recorded $1.5 million of equity income from unconsolidated subsidiaries in Q3 2012 compared to $1.4 million in Q3 2011. This increase was due primarily to a $0.3 million increase in equity income recorded in Q3 2012 ($0.5 million) compared to Q3 2011 ($0.2 million) from its equity-method investee engaged in designing, sourcing and selling household products (due primarily to higher sales volume).  This increase was offset partially by a $0.2 million decline in equity income recorded by FirstCity Denver in Q3 2012 compared to Q3 2011 from its other equity-method investments.

Gain on business combination.  Q3 2011 included the Company’s recognition of a $0.2 million business combination gain attributable to a transaction in which the Company acquired certain net assets from a company that provided short-line rail services and operated a transload facility. The transaction was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date — which resulted in the Company’s recognition of the gain.  The Company did not consummate any business combination transactions in Q3 2012.  Refer to Note 3 of the consolidated financial statements for additional information.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 70%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform was $0.4 million in Q3 2012 compared to $0.5 million in Q3 2011.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees. These costs and expenses increased to $2.5 million for Q3 2012 compared to $1.8 million for Q3 2011, due primarily to a $0.4 million increase in accounting, legal and other professional expenses.

YTD 2012 Compared to YTD 2011

FirstCity’s net earnings to common stockholders totaled $14.6 million in YTD 2012 compared to net earnings of $8.9 million in YTD 2011. On a per share basis, diluted net earnings to common stockholders were $1.38 in YTD 2012 compared to $0.86 in YTD 2011.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $156.7 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments in YTD 2012 with an aggregate face value of approximately $343.8 million, compared to the Company’s involvement in acquiring $180.4 million of U.S. Portfolio Assets in YTD 2011 with an approximate face value of $325.5 million. In YTD 2012, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $25.4 million — consisting of $4.1 million acquired through consolidated portfolio entities and $21.3 million acquired through unconsolidated Acquisition Partnerships. In YTD 2011, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $45.7 million — consisting of $12.4 million acquired through consolidated portfolio entities and $33.3 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the substantial majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In YTD 2012, FirstCity invested an additional $12.1 million in non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $25.1 million of additional non-portfolio investments in the form of SBA loan originations and advances, direct equity investments, and other investments in YTD 2011. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $20.3 million of net earnings in YTD 2012 compared to $10.7 million of net earnings in YTD 2011. The following is a summary of the results of operations for the Company’s PAA&R business segment for YTD 2012 and YTD 2011:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$12,886	$7,734
Income from Portfolio Assets	22,111	33,902
Gain on sale of SBA loans held for sale, net	1,104	1,836
Interest income from SBA loans	1,145	1,024
Interest income from loans receivable - affiliates	—	1,170
Other income	5,983	4,717
Total revenues	43,229	50,383
Costs and expenses:
Interest and fees on notes payable to banks and other	4,120	10,898
Salaries and benefits	12,632	11,870
Provision for loan and impairment losses, net of recoveries	3,408	2,370
Asset-level expenses	2,552	4,262
Other costs and expenses	5,787	5,155
Total expenses	28,499	34,555
Equity income from unconsolidated subsidiaries	9,089	4,781
Gain on business combination	—	278
Gain on sale of subsidiaries	746	5
Income tax expense	(427)	(2,187)
Net income attributable to noncontrolling interests	(3,850)	(7,980)
Net earnings	$20,288	$10,725

Servicing fee revenues.  Servicing fee revenues increased to $12.9 million in YTD 2012 from $7.7 million in YTD 2011. Servicing fees from U.S. Acquisition Partnerships totaled $6.3 million in YTD 2012 compared to $3.1 million in YTD 2011, while servicing fees from Latin American Acquisition Partnerships totaled $3.9 million in YTD 2012 and $4.1 million in YTD 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships was due primarily to the impact of an increase in collections from unconsolidated U.S. partnerships to $202.2 million for YTD 2012 from $97.4 million for YTD 2011, which resulted in a $3.2 million increase in service fee income. In addition, FirstCity recognized $2.1 million of additional compensation in the form of incentive fee income in YTD 2012 (compared to $-0- in YTD 2011) resulting from the achievement of an investor return threshold from a U.S. Acquisition Partnership.

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

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $22.1 million in YTD 2012 compared to $33.9 million in YTD 2011.  The following tables provide a summary of the Company’s income from loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012
	(Dollars in thousands)
	Income-Accruing Loans			Non-Accrual Loans
	Purchased			Purchased Credit-
	Credit-			Impaired Loans				Other
	Impaired					Cost recovery			Cost recovery
	Loans		Other	Cash basis		basis		Cash basis	basis	Real Estate	Total
United States	$2,667	(1)	$230	$11,584	(2)	$4,141	(3)	$66	$—	$2,468	$21,156

France	—		—	—		—		—	—	—	—

Germany	—		—	466		—		—	—	(3)	463

Mexico	—		—	—		492		—	—	—	492

Total	$2,667		$230	$12,050		$4,633		$66	$—	$2,465	$22,111

(1)    Includes $1.8 million of liquidation income generated from loan sales.

(2)    Includes $5.1 million of liquidation income generated from loan sales.

(3)    Includes $2.0 million of liquidation income generated from loan sales.

	Nine Months Ended September 30, 2011
	(Dollars in thousands)
	Income-Accruing Loans			Non-Accrual Loans
	Purchased			Purchased Credit-
	Credit-			Impaired Loans				Other
	Impaired					Cost recovery			Cost recovery
	Loans		Other	Cash basis		basis		Cash basis	basis	Real Estate	Total
United States	$9,360	(1)	$372	$4,664	(2)	$5,466	(3)	$173	$—	$932	$20,967

France	—		—	7,012		1,614		—	946	—	9,572

Germany	—		—	78		129		—	—	16	223

Mexico	—		—	—		3,140		—	—	—	3,140

Total	$9,360		$372	$11,754		$10,349		$173	$946	$948	$33,902

(1)    Includes $3.2 million of liquidation income generated from loan sales and $3.9 million of accretion income.

(2)    Includes $0.4 million of liquidation income generated from loan sales.

(3)    Includes $1.8 million of liquidation income generated from loan sales.

Collections from our consolidated Portfolio Assets decreased to $74.6 million in YTD 2012 from $108.8 million in YTD 2011, which contributed to a $7.4 million decrease in liquidation income and gains in these comparative periods. Liquidation income and gains from our consolidated U.S. Portfolio Assets improved by $3.6 million in YTD 2012 compared to YTD 2011, while collections from our consolidated U.S. Portfolio Assets decreased to $72.7 million in YTD 2012 from $77.2 million in YTD 2011. The Company was able to recognize higher margins on its collections and sales of U.S. Portfolio Asset loans in YTD 2012 (including $8.9 million of loan sales gains based on $32.0 million of sales collection proceeds) compared to YTD 2011 (including $5.4 million of loan sales gains based on $24.9 million of sales collection proceeds). Liquidation income and gains from our consolidated European Portfolio Assets decreased by $8.4 million in YTD 2012 compared to YTD 2011, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since YTD 2011 (see discussion below) that resulted in a corresponding decrease in collections from these Portfolio Assets to $1.4 million in YTD 2012 from $27.7 million in YTD 2011. Liquidation income and gains from our consolidated Latin American Portfolio Assets decreased by $2.6 million in YTD 2012 compared to YTD 2011 due primarily to a decrease in collections from these Portfolio Assets in YTD 2012 ($0.5 million) compared to YTD 2011 ($3.9 million).

Accretion income from our income-accruing Portfolio Assets decreased by $3.3 million in YTD 2012 compared to YTD 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. Our average holdings in income-accruing credit-impaired Portfolio Assets decreased to $4.6 million for YTD 2012 from $23.3 million for YTD 2011. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets, and Note 4 of the consolidated financial statements for a summary of income from Portfolio Assets.

FirstCity’s average investment holdings in consolidated Portfolio Assets for YTD 2012 approximated $96.9 million (U.S. - $88.5 million; Europe - $4.4 million; and Latin America - $4.0 million reported as “Assets held for sale” on our consolidated balance sheet during most of the period), compared to average Portfolio Asset investment holdings for YTD 2011 of approximately $170.0 million (U.S. - $149.0 million; Europe - $11.0 million; and Latin America - $10.0 million). The decline in our consolidated U.S. Portfolio Asset holdings in YTD 2012 was due to the majority of our U.S. Portfolio Asset investments since mid-2010 being acquired through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the Värde investment agreement. The decline in our consolidated European Portfolio Asset holdings in YTD 2012 was due primarily to the sale of Portfolio Assets held by our consolidated German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011. The decline in our consolidated Latin American Portfolio Asset holdings in YTD 2012 was due primarily to a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011 and the sale of two consolidated Latin American subsidiaries in July 2012 (refer to Note 3 of the consolidated financial statements for additional information).

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

Gain on sale of SBA loans held for sale, net.  The Company recorded $1.1 million of gains on the sales of SBA loans with a $14.1 million net basis in YTD 2012, compared to $1.8 million of gains recorded on loans sold with a $21.8 million net basis in YTD 2011. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90% of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

The amount of SBA loan sales gains recognized by the Company in YTD 2012 was lower in comparison to YTD 2011, due partly to the Company’s recognition of $0.4 million of deferred gains in YTD 2011 that related to prior period loan sales. In 2010, the Company adopted accounting guidance that required SBA loan transactions subject to the SBA’s premium recourse provision to be accounted for initially as secured borrowings rather than asset sales. Under this accounting guidance, loan sales transacted by the Company and the resulting net gain on the sale were recognized after the premium recourse provisions lapsed (generally 90 days). However, effective January 31, 2011, the SBA removed the recourse provisions contained in its loan sales agreements for the guaranteed portions of SBA loans. As a result, SBA loan sales transacted by the Company under these revised agreements subsequent to January 31, 2011 were accounted for initially as a sale (instead of a secured borrowing), with the corresponding gain recognized at the time of sale. As such, YTD 2011 included the Company’s recognition of gains on twelve months of SBA loan sales, which included loans that were sold from October 2010 through January 2011 (as the 90-day premium recourse provisions had lapsed in YTD 2011), and for the last eight months of YTD 2011 (as these sales did not include premium recourse provisions). YTD 2012 included the Company’s recognition of gains on nine months of SBA loan sales.

Interest income from SBA loans.  Interest income from SBA loans remained relatively constant at $1.1 million for YTD 2012 and $1.0 million for YTD 2011. FirstCity’s average investment level in SBA loans held-for-investment approximated $19.7 million for YTD 2012 compared to $16.6 million for YTD 2011.

Interest income from loans receivable — affiliates.  Interest income from loans receivable — affiliates was $1.2 million for YTD 2011. FirstCity’s average investment in loans receivable — affiliates in its PAA&R segment approximated $8.2 million for YTD 2011. The Company did not recognize interest income from loans receivable — affiliates in YTD 2012. The Company’s only remaining affiliated loan was sold in Q3 2012 (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.  The Company did not recognize interest income from loans receivable — other in YTD 2012 or YTD 2011 because management accounted for these loans under the non-accrual method of accounting during both periods. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $2.7 million in YTD 2012 compared to $3.7 million in YTD 2011.

Other income.  Other income for YTD 2012 increased by $1.3 million in comparison to YTD 2011 due primarily to primarily to the recognition of $0.5 million in previously deferred income associated with a Latin American subsidiary that was sold in July 2012.  In addition, the Company recognized $0.7 million of previously deferred income in YTD 2012 relating to sale of our controlling interests in French Acquisition Partnerships in November 2011.

Costs and expenses. Operating costs and expenses approximated $28.5 million in YTD 2012 compared to $34.6 million in YTD 2011. The following is a discussion of the major components of the Company’s operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable and other debt obligations decreased to $4.1 million in YTD 2012 from $10.9 million in YTD 2011, due to YTD 2012 being the Company’s first full nine months under the terms of the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 8 of the consolidated financial statements). The Company recorded $1.8 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in YTD 2012 (based on average debt holdings of $73.3 million) compared to $8.5 million of interest and fee expense in YTD 2011 (based on average debt holdings of $205.7 million). Excluding the Company’s debt obligations with Bank of Scotland, the average nonaffiliated debt outstanding in its PAA&R segment was $69.1 million in YTD 2012 (with a 4.5% average cost of funds) compared to $36.8 million in Q3 2011 (with a 4.7% average cost of funds).

Salaries and benefits expense in our PAA&R segment increased to $12.6 million in YTD 2012 from $11.9 million in YTD 2011, due primarily to additional compensation recognized in YTD 2012 compared to YTD 2011 under the Company’s executive management compensation plans. The total number of personnel within the PAA&R segment was 206 and 207 at September 30, 2012 and 2011, respectively.

Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $3.4 million in YTD 2012 compared to $2.4 million in YTD 2011. Net impairment provisions in YTD 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $2.6 million in YTD 2012 from $4.3 million in YTD 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $93.2 million for YTD 2012 from $170.0 million for YTD 2011 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment increased by $0.6 million in YTD 2012 compared to YTD 2011, due primarily to the recognition of $0.2 million of foreign currency exchange gains attributed to our consolidated foreign operations in YTD 2012 compared to $0.8 million of foreign currency exchange gains recognized in YTD 2011 — a $0.6 million unfavorable swing ($0.5 million of the decrease in gains was attributed to consolidated European operations and $0.1 million of the decrease related to our consolidated Latin American operations). This unfavorable swing in foreign currency exchange gains was attributed to the U.S. dollar appreciating higher in value relative to the Euro and Mexican peso in YTD 2012 compared to YTD 2011. Due to the constantly changing currency exposures impacting our foreign operations and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results, which may fluctuate significantly due to our exposure to exchange rate changes.

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $4.3 million in YTD 2012 compared to YTD 2011. Equity income from our unconsolidated Acquisition Partnerships improved to $5.1 million in YTD 2012 from $0.4 million in YTD 2011, and equity income from our unconsolidated servicing entities decreased to $4.0 million in YTD 2012 from $4.4 million in YTD 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $56.9 million in YTD 2012 compared to $23.6 million in YTD 2011. In addition, total combined net earnings reported by our U.S. partnerships increased to $31.4 million in YTD 2012 compared to $8.8 million in YTD 2011. The increase in total revenues and net earnings in YTD 2012 compared to YTD 2011 was attributable primarily to an increase in Portfolio Asset collections to $202.2 million in YTD 2012 from $97.4 million in YTD 2011, off-set partially by increases of $5.5 million in asset-level expenses and $5.5 million in service fee expense in YTD 2012 compared to YTD 2011 (due to an increase in

Portfolio Asset holdings and investment activities reported by these partnerships). The collective activity described above translated to an increase in FirstCity’s share of U.S. partnership net earnings (i.e. equity income) to $4.6 million in YTD 2012 from $1.5 million in YTD 2011.

FirstCity’s average investment in U.S. Acquisition Partnerships increased to $55.4 million for YTD 2012 from $44.2 million for YTD 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity’s investment agreement with Värde. In light of FirstCity’s increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $11.3 million in YTD 2012 compared to $14.0 million in YTD 2011. The decrease in revenues reported by these partnerships was attributable primarily to a decline in Portfolio Asset collections to $16.2 million in YTD 2012 compared to $20.7 million in YTD 2011. Our Latin American partnerships reported combined net earnings of $2.3 million in YTD 2012 compared to $3.2 million of combined net losses in YTD 2011. The increase in net earnings reported by these partnerships in YTD 2012 compared to YTD 2011 was attributable primarily to $3.1 million of additional foreign currency exchange gains recorded in YTD 2012 compared to YTD 2011, and decreases of $1.1 million in impairment provisions and $2.1 million of tax expense reported by these partnerships in YTD 2012 compared to YTD 2011. The increase in foreign currency exchange gains recorded in YTD 2012 stemmed from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in YTD 2012 compared to YTD 2011). The collective activity described above translated to an increase in FirstCity’s share of Latin American partnership net earnings to $0.5 million in YTD 2012 from $1.2 million in equity losses in YTD 2011.

The Company’s equity earnings from its Latin America partnerships in YTD 2012 included $0.5 million of foreign currency transaction gains, whereas its equity losses from these partnerships in YTD 2011 included $26,000 of foreign currency transaction gains.  Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

FirstCity’s average investment in Latin American Acquisition Partnerships was $4.5 million for YTD 2012 compared to $14.4 million for YTD 2011. The decline in our average investment in these partnerships since September 2011 was due primarily to the Company’s recognition of a $7.4 million impairment charge on certain Latin American (Mexico) Acquisition Partnerships in the fourth quarter of 2011.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during YTD 2012, and its holdings and activity related to European Acquisition Partnerships were minimal in YTD 2011.

•        Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 37%-50%) increased to $49.9 million in YTD 2012 from $47.1 million in YTD 2011, and total combined net earnings available to common stockholders reported by these entities remained constant at $8.6 million in YTD 2012 and YTD 2011. Total net earnings reported by the underlying servicing entities was affected primarily by additional investment income (due to increased investment holdings) reported by these entities in YTD 2012 compared to YTD 2011; off-set partially by a $3.3 million increase in tax expense reported by these entities in YTD 2012 compared to YTD 2011. The collective activity described above translated to a decrease in FirstCity’s share of net earnings (i.e. equity income) from its foreign servicing entities to $4.0 million in YTD 2012 from $4.4 million in YTD 2011.

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

Gain on sale of subsidiaries. In July 2012, the Company sold its interests in two Mexican subsidiaries for $5.5 million. The Company recognized a gain of $0.7 million on this transaction (see Note 3 of the consolidated financial statements).

Income tax expense.  Our PAA&R segment reported an income tax provision of $0.4 million in YTD 2012 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $2.2 million in YTD 2011 (comprised primarily of foreign income tax provisions). Refer to Note 11 of the consolidated financial statements for additional information.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings in our consolidated, less-than-wholly-owned Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $3.9 million for YTD 2012 from $8.0 million for YTD 2011.  YTD 2011 included $6.3 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $1.0 million in YTD 2012, as we sold our controlling interests in most of these entities in November 2011, and we deconsolidated another French Acquisition Partnership in June 2012 as a result of an ownership restructure within that entity (see Note 3 of the consolidated financial statements).  This decrease was offset partially by an increase in the net earnings of consolidated U.S. Acquisition Partnerships in YTD 2012 compared to YTD 2011 (i.e. an increase in the amount of net earnings reported by these consolidated entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $1.9 million in YTD 2012 compared to $3.5 million in YTD 2011. In YTD 2012, FirstCity Denver invested $1.0 million in the form of debt investments, compared to $3.3 million of investments in the form of loan and direct equity investments in YTD 2011. Since its inception in April 2007, FirstCity Denver has been involved in U.S. middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is summary of the results of operations for the Company’s Special Situations Platform business segment for YTD 2012 and YTD 2011:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,020	$1,513
Revenue from railroad operations	7,881	5,017
Other income	462	894
Total revenues	9,363	7,424
Costs and expenses - railroad operations:
Interest and fees on notes payable	172	140
Salaries and benefits	1,744	1,061
Other	4,054	1,777
Total railroad costs and expenses	5,970	2,978
Costs and expenses - other:
Interest and fees on notes payable	182	398
Salaries and benefits	582	610
Other costs and expenses	2,233	2,077
Total other expenses	2,997	3,085
Total expenses	8,967	6,063
Equity income from unconsolidated subsidiaries	1,708	3,150
Gain on business combination	935	155
Income tax expense	(201)	(166)
Net income attributable to noncontrolling interests	(953)	(1,031)
Net earnings	$1,885	$3,469

Interest income from loans receivable.  Interest income from loans receivable decreased to $1.0 million in YTD 2012 from $1.5 million in YTD 2011. FirstCity Denver’s average investment in loans receivable was $13.3 million for YTD 2012 — including $5.2 million accounted for under the non-accrual method of accounting. For YTD 2011, FirstCity Denver’s average investment in loans receivable was $16.3 million — including $6.1 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $7.9 million in YTD 2012 from $5.0 million in YTD 2011. Total costs and expenses attributable to the railroad operations approximated $6.0 million in YTD 2012 compared to $3.0 million in YTD 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations were due primarily to activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011 and a rail-served debris transfer station acquired in June 2012 (refer to Note 3 of the consolidated financial statements), as well as activities from a railroad signal construction company that FirstCity Denver acquired in July 2012.

Other income.  Other income, which relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities, decreased by $0.4 million in YTD 2012 compared to YTD 2011. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 4 of the consolidated financial statements).

Costs and expenses — other.  Other costs and expenses decreased by $0.1 million in YTD 2012 compared to YTD 2011.

Equity income from unconsolidated subsidiaries.  FirstCity Denver recorded $1.7 million of equity income from unconsolidated subsidiaries in YTD 2012 compared to $3.2 million in YTD 2011. This decrease was due primarily to a $1.5 million decline in equity income recorded by FirstCity Denver in YTD 2012 compared to YTD 2011 from its equity-method investment in a manufacturing concern involved in the prefabricated building industry, due to a higher mix of customer orders being executed through leasing arrangements (i.e. revenue recognized over the lease term) as opposed to sales arrangements (i.e. revenue recognized upon delivery) in YTD 2012 compared to YTD 2011, combined with declining profit margins on building sales in the periods compared.

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

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 70%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform remained constant in YTD 2012 compared to YTD 2011.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses increased to $7.6 million in YTD 2012 compared to $5.3 million in YTD 2011, due primarily to a $1.3 million increase in accounting, legal and other professional expenses and a $0.5 million increase in salary and benefit costs.

Financial Condition

Significant changes in FirstCity’s financial condition during YTD 2012 resulted from the following:

FirstCity’s consolidated assets of $282.5 million at September 30, 2012 were $73.9 million lower than its consolidated assets at December 31, 2011. The decrease in consolidated assets was attributed primarily to $50.4 million of net decreases in the Company’s consolidated Portfolio Assets in YTD 2012 attributable primarily to net principal collections out-pacing consolidated Portfolio Asset purchases, combined with a $6.9 million non-cash reduction upon the transfer of a Portfolio Asset real estate property to the creditor that financed the Company’s previous acquisition in this property (see Note 4 of the consolidated financial statements for additional information). Also contributing to the net decrease in the Company’s consolidated assets was a $10.0 million net reduction to our loans receivable (see Note 5 of the consolidated financial statements for additional information), an $8.4 million net reduction to our investments in unconsolidated subsidiaries (see Notes 3 and 6 of the consolidated financial statements for additional information), and a $9.9 million reduction to assets held for sale (see Note 3 of the consolidated financial statements for additional information).

FirstCity’s consolidated liabilities of $143.6 million as of September 30, 2012 were $75.4 million lower than its consolidated liabilities at December 31, 2011. The decrease in consolidated liabilities was attributed primarily to a $64.7 million net decrease in notes payable in YTD 2012 primarily from net principal repayments on notes payable to banks, combined with a $7.4 million non-cash reduction upon the Company’s de-recognition of a note payable that financed the transferred Portfolio Asset real estate property described above (see Note 8 of the consolidated financial statements for additional information). Also contributing to the net decrease in the Company’s consolidated liabilities was a $5.3 million reduction to liabilities associated with assets held for sale (see Note 3 of the consolidated financial statements for additional information).

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

The following table includes information related to Portfolio Assets acquired by the Company in YTD 2012 and YTD 2011.

	Nine Months Ended
	September 30, 2012
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$11,270	$—	$332,579	$343,849
Total purchase price	$4,055	$—	$152,992	$157,047
Total equity invested by all investors	$4,080	$—	$154,532	$158,612
Total equity invested by FirstCity	$4,080	$—	$21,317	$25,397
Total number of Portfolio Assets	154	—	569	723

	Nine Months Ended
	September 30, 2011
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$7,151	$15,437	$302,899	$325,487
Total purchase price	$2,486	$10,961	$167,003	$180,450
Total equity invested by all investors	$2,507	$11,031	$168,640	$182,178
Total equity invested by FirstCity	$2,507	$9,928	$33,262	$45,697
Total number of Portfolio Assets	36	19	390	445

The table below provides a summary of our Portfolio Assets as of September 30, 2012 and December 31, 2011. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	September 30,	December 31,
Loan Portfolios:	2012	2011
	(Dollars in thousands)
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$32,391	$73,154
Business assets	8,403	10,742
Other	4,717	3,754
Latin America - commercial real estate	1,016	50
Europe - commercial real estate	3,739	4,267
Other	5,260	5,904
Outstanding balance	55,526	97,871
Allowance for loan losses	(785)	(781)
Total Loan Portfolios, net	54,741	97,090

Real estate held for sale, net	11,953	26,856

Total Portfolio Assets, net	$66,694	$123,946

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans				Other
	Domestic			Latin America
	Commercial	Business		Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$—	$5	$781
Provisions	1,761	169	5	81	114	2,130
Recoveries	—	(80)	—	—	—	(80)
Charge offs	(1,921)	(222)	(31)	—	(94)	(2,268)
Transfer from “held for sale” classification (see Note 3)	—	—	—	210	—	210
Translation adjustments	—	—	—	12	—	12
Ending balance, September 30, 2012	$393	$52	$12	$303	$25	$785

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$—	$4,798	$22,046	$23,008	$437	$50,289

Germany	—	—	3,228	511	—	3,739

Mexico (1)	—	—	—	713	—	713

Total	$—	$4,798	$25,274	$24,232	$437	$54,741

	December 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans		Other
	Impaired			Cost recovery
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$9,429	$4,749	$50,133	$27,313	$1,149	$92,773

Germany	—	—	3,700	567	—	4,267

Mexico (1)	—	—	—	4,851	—	4,851

Total	$9,429	$4,749	$53,833	$32,731	$1,149	$101,891

(1)         Classified and reported as “Assets held for sale” on FirstCity’s consolidated balance sheets. In July 2012, the Company sold certain Mexican subsidiaries with holdings in these held-for-sale loan Portfolio Assets. See Note 3 of the consolidated financial statements for additional information.

Lower Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of: (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity income from unconsolidated investments accounted for under the equity method of accounting.

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First nine months of 2012	$1,000	$1,000	$—	$1,000
Total 2011	3,301	1,200	2,101	3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards (“NOLs”) and differences between the carrying amounts and tax bases of Acquisition Partnership investments for U.S. federal income tax purposes. The deferred tax assets attributable to the NOLs can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of their expiration or utilization. The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors. At September 30, 2012, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2012 to determine the appropriate level of valuation allowances.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held lower middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. At September 30, 2012, the Company had $20.8 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 15 of the consolidated financial statements for additional information) and, as such, was not available for our general operations.

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

FNBCT Loan Facility

FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At September 30, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. Additional information regarding this loan facility is included under the heading “Credit Facilities” below.

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

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for YTD 2012 and YTD 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash used in operating activities	$(2,301)	$(11,377)
Net cash provided by investing activities	85,840	87,757
Net cash used in financing activities	(76,784)	(76,334)
Effect of exchange rate changes on cash and cash equivalents	99	499
Net increase in cash and cash equivalents	$6,854	$545

Our operating activities used cash of $2.3 million in YTD 2012 and $11.4 million in YTD 2011. Net cash used by our operating activities in YTD 2012 was comprised primarily of $19.4 million of net earnings; a $6.5 million net increase from SBA lending and loan sales activity; $21.5 million of net non-cash reductions for Portfolio Asset income accretion and gains; a $10.8 million non-cash deduction for equity income from our unconsolidated subsidiaries; $2.8 million of non-cash deductions attributed to gains recognized on SBA loan sales, sale of subsidiaries, and a business combination; and $6.1 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used by our operating activities in YTD 2011 was comprised primarily of $17.9 million of net earnings; an $7.4 million net increase from SBA lending and loan sales activity; $29.8 million of net non-cash reductions for Portfolio Asset income accretion and gains; $7.9 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); $3.5 million of non-cash deductions attributed to gains recognized on SBA loan sales, a railroad property sale, business combinations, and an equity investment sale, and $4.3 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $85.8 million in YTD 2012 and $87.8 million in YTD 2011. Net cash provided by investing activities in YTD 2012 was attributable primarily to $69.9 million of Portfolio Asset principal collections (net of purchases), $34.7 million of distributions from our unconsolidated subsidiaries, and $5.5 million in proceeds from the sale of equity investments, off-set partially by $21.6 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships) and a $2.9 million decrease in cash upon the deconsolidation of a subsidiary. Net cash provided by investing activities in YTD 2011 was attributable primarily to $101.1 million of Portfolio Asset principal collections (net of purchases) and $28.3 million of distributions from our unconsolidated subsidiaries — off-set partially by $34.0 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships); $2.4 million of investment security purchases (net of principal pay-downs); $2.6 million paid for business combinations (net of cash acquired); and $1.6 million of net principal advances on loan investments. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

Our financing activities used cash of $76.8 million in YTD 2012 and $76.3 million in YTD 2011. In YTD 2012, net cash used by financing activities was attributable primarily to $65.9 million of net principal payments on notes payable (net of borrowings), and $10.6 million of cash distributions to noncontrolling interests. In YTD 2011, net cash used by financing activities was attributable primarily to $59.2 million of net principal payments on notes payable (net of borrowings); $12.8 million of cash distributions to noncontrolling interests; and a $4.3 million reduction in secured borrowings related to SBA loan sales activity. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest on our credit facilities and other borrowings approximated $2.3 million and $8.5 million for YTD 2012 and YTD 2011, respectively. FirstCity’s average outstanding debt decreased to $152.0 million for YTD 2012 from $262.5 million for YTD 2011, while the average cost of borrowings decreased to 3.9% in YTD 2012 compared to 5.8% in YTD 2011. The decrease in the Company’s debt level since September 30, 2011 is primarily a result of principal payments on our Bank of Scotland loan facility, combined with the results from our refinancing this loan facility with Bank of Scotland in December 2011. The decrease in the Company’s average cost of borrowings was due primarily to the lower interest charged on our Bank of Scotland loan facility (as refinanced in December 2011) compared to the interest rate under the loan facility that we had with Bank of Scotland in 2011. Refer to the heading “Credit Facilities” below for more information on the Company’s loan facilities with Bank of Scotland.

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

The operating activities of the railroad subsidiary provided cash of $2.7 million in YTD 2012 due primarily to net earnings of $2.8 million and $0.5 million of net increases related to changes in operating assets and liabilities, off-set partially by $0.9 million of non-cash deductions attributed to gains recognized on a business combination. The railroad subsidiary’s investing activities used cash of $4.6 million in YTD 2012, primarily for the $2.4 million purchase of a rail-served debris transfer station and $2.2 million for purchases of property and equipment. The railroad subsidiary’s financing activities provided cash of $1.8 million in YTD 2012, attributable to $2.0 million of net borrowings on bank notes payable; off-set partially by $0.2 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

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

BoS Facility A — Bank of Scotland

At September 30, 2012, the unpaid principal balance on BoS Facility A was $60.2 million and the unamortized fair value discount was $1.6 million. The unpaid principal balance included $9.9 million in Euro-denominated debt that FirstCity uses to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe. The primary terms and conditions of FC Commercial’s loan facility with Bank of Scotland under BoS Facility A are as follows:

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

•                  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $6.9 million;

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

BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At September 30, 2012, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

BoS Facility B — Bank of Scotland

At September 30, 2012, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (this debt instrument was initially recorded at its estimated fair value of $-0- on the loan closing date). The primary terms and conditions of FLBG2’s $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

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

BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At September 30, 2012, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

Bank of America

In December 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility (“BoA Loan”) that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility, as amended (as described above). At September 30, 2012, the unpaid principal balance under this loan facility was $25.2 million. The primary terms and conditions under the BoA Loan are as follows:

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

The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At September 30, 2012, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

FNBCT Loan Facility

FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At September 30, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. This credit facility matures in August 2013, and is secured by substantially all of the assets of FC Investment and its subsidiaries. In addition, FirstCity provided FNBCT with an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. The primary terms and key covenants of this loan facility are described in Note 8 of the consolidated financial statements. At September 30, 2012, FC Investment was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with FNBCT.

WFCF Loan Facility

ABL has a $25.0 million revolving loan facility with WFCF for the purpose of financing and acquiring SBA loans. At September 30, 2012, the unpaid principal balance under this revolving loan facility was $16.8 million. This credit facility matures in January 2015, and is secured by substantially all of the assets of ABL. In addition, FirstCity provided WFCF with an unconditional limited guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of this loan facility are described in Note 8 of the consolidated financial statements. At September 30, 2012, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFCF.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of September 30, 2012 and December 31, 2011 (dollars in thousands):

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			September 30,	December 31,
Description	Interest Rate	Other Terms and Conditions	2012	2011

Bank of Scotland reducing note facility, net of unamortized discount (“BoS Facility A”) [1] [2]	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$58,560	$86,579

BOS (USA) $25.0 million term note (“BoS Facility B”) [1]	None	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	25,198	49,228

WFCF $25.0 million revolving loan facility [3]	Alternate interest rates based on Wells Fargo base rate plus 4.25%, LIBOR plus 4.25%, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	16,843	21,405

FNBCT $15.0 million revolving loan facility [4]	Greater of WSJ prime rate or 4.0%	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	—

Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.4%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	6,269	18,113

Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50-1.50%) or LIBOR + margin (2.25-3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,188	3,531
$1.0 million revolving facility		Matures March 2014	—	—
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2013	3,950	1,625

Non-recourse bank note payable of real estate investment entity [5]	6.07% fixed	Secured by real estate property owned by the entity	—	7,361

Other notes and debt obligations			1,831	2,094

Total notes payable and other debt obligations			$117,839	$189,936

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

[2]         The unamortized discount on this loan facility at September 30, 2012 and December 31, 2011 was $1.6 million and $3.1 million, respectively. Also, the carrying value of this loan facility included $9.9 million and $13.2 million denominated in Euros at September 30, 2012 and December 31, 2011, respectively.

[3]         This revolving loan facility was amended and restated on January 31, 2012 (see Note 8 of the consolidated financial statements).

[4]         FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see Note 8 of the consolidated financial statements).

[5]         FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon acquisition of the underlying real estate property by the creditor and legal release from the obligation in a foreclosure transaction (see Note 4 for additional information). This non-cash activity did not have a material impact on the Company’s results of operations for the nine-month period ended September 30, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to FirstCity, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On November 7, 2012, FirstCity Europe Corporation, FirstCity Servicing Corporation and FirstCity Diversified Holdings LLC (the “FirstCity Sellers”), all wholly-owned subsidiaries of FirstCity, entered into a Share Transfer Agreement with Miromesnil Gestion, a French societe anonyme, as purchaser (the “Purchaser”), and UBN, a French simplified business corporation, Patrice Mourruau, and Jeremie Dyen, as additional parties, relating to the sale of all shares of UBN owned by the FirstCity Sellers to the Purchaser for an aggregate purchase price of 20,000,000 Euros.  The Share Transfer Agreement provides for the sale of 281,647 shares of UBN by FirstCity Europe Corporation for a purchase price of 13,666,545 Euros, 123,523 shares of UBN by FirstCity Servicing Corporation for a purchase price of 5,993,789 Euros and 7,000 shares of UBN by FirstCity Diversified Holdings LLC for a purchase price of 339,666 Euros.  The Share Transfer Agreement provides that the FirstCity Sellers will transfer full and complete ownership of the shares of UBN along with the rights to dividends and interest as of the transfer of ownership of the shares on the closing date, which is to occur no later than December 20, 2012. In the Share Transfer Agreement, each FirstCity Seller made representations and warranties concerning (i) its capacity and power to enter into the Share Transfer Agreement and to perform its obligations thereunder, and (ii) that it validly acquired or subscribed to the UBN shares owned by it, that it was the owner of the shares and that the shares would not be subject to any pledge, lien or security interest on the closing date.  The Purchaser made various representations and warranties concerning (i) that it was validly organized and existing under French law; (ii) that it is not subject to any of the procedures appearing in the Sixth Book of the Commercial Code relating to “Difficulties of Companies”; (iii) that it has full capacity and powers to enter into the Share Transfer Agreement and to perform its obligations pursuant to it and that the obligations arising from it validly bind it; (iv) that it will have, no later than on the closing date, the funds necessary to pay the FirstCity Sellers the purchase price for the UBN shares; and (v) and that the transfer of the UBN shares will be made without any other guarantee and condition by the FirstCity Sellers other than those expressly stated in the Share Transfer Agreement.  The closing of the sale of the shares of UBN by the FirstCity Sellers is subject to the following conditions or events (i) all pledges, liens or security interests related to the shares of UBN, including those of the Bank of Scotland, have been released, (ii) the waiver of certain preemptive rights by other shareholders of UBN, (iii) approval of the Purchaser as a shareholder of UBN as required by the agreement of the shareholders of UBN dated June 26, 2012 and the bylaws of UBN, and (iv) the agreement of the FirstCity Sellers to a new permanent representative of UBN on the board of MCS et Associés, S.A., a wholly-owned subsidiary of UBN.

The foregoing summary of the Share Transfer Agreement is qualified in its entirety by reference to the Share Transfer Agreement filed as Exhibit 10.1 to this Form 10-Q, which is incorporated herein by this reference.  The summary and description contained herein does not purport to be complete and is qualified in its entirety by reference to the Share Transfer Agreement.

Item 6.  Exhibits.

Exhibit Number		Description of Exhibit

10.1*	—

Share Transfer Agreement dated November 7, 2012 between FirstCity Diversified Holdings LLC, FirstCity Europe Corporation and FirstCity Servicing Corporation, as the transferors, and Miromesnil Gestion, as the tranferee.

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
Dated: November 14, 2012

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)