Form 10-K
period 2012-12-31
FIRSTCITY FINANCIAL CORP
filed 2013-03-21
CIK 828678

Use these links to rapidly review the document
FIRSTCITY FINANCIAL CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $63,866,808 based on the closing price of the common stock of $8.65 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at March 15, 2013 was 10,556,197.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

  •
  Possible changes in the credit or capital markets that could affect our ability to borrow money or raise capital to purchase and service portfolio assets or invest capital in U.S. lower middle-market companies;

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

  •
  Availability of portfolio asset and U.S. lower middle-market investment opportunities, and our ability to consummate such investments and transactions on acceptable terms and at appropriate prices;

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

  •
  Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving our business segments and underlying subsidiaries;

  •
  The outcome of, or any expenses associated with, any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against the Company and other persons related to the merger;

  •
  Contractual restrictions on the conduct of the Company's business included in the merger agreement, and the potential difficulties in employee retention as a result of the merger, disruption of the Company's business and operations or any impact on the Company's relationships with third parties as a result of the merger;

  •
  Any delay in consummating or failure to consummate the merger or the possible adverse effect on the Company's business and the price of the Company's common stock if the merger is not completed in a timely manner or at all; and

  •
  The amount of costs, fees, expenses and charges related to the merger.

        We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission. These listed risks are not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. We operate in continually changing business environments, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

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

        In December 2012, the Company entered into a definitive merger agreement with Hotspurs Holdings LLC ("Parent") and Hotspurs Acquisition Corporation ("Merger Subsidiary") pursuant to which the Company will become a private company that is wholly owned by Parent. Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde Partners, Inc. ("Värde"). Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in the second quarter of 2013. Consummation of the merger is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company's common stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission recommending that the Company's stockholders adopt the merger agreement. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER AND THE PARTIES THERETO. Investors and security holders may obtain a free copy of the proxy statement (when available) and other documents filed by FirstCity at the Securities and Exchange Commission's Web site at http://www.sec.gov. The proxy statement and such other documents may also be obtained for free from FirstCity by directing such request to the Corporate Secretary.

        FirstCity and its directors, executive officers and other members of its management and employees may be deemed to be participants in the solicitation of proxies from its stockholders in connection with the proposed merger. Information concerning the interests of FirstCity's participants in the solicitation, which may be different than those of FirstCity stockholders generally, is set forth in FirstCity's proxy statements and Annual Reports on Form 10-K, previously filed with the Securities and Exchange Commission, and in the proxy statement relating to the merger when it becomes available.

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

        Although we are operating in a challenging economic environment, both in the U.S. and internationally, our primary objective remains to utilize the skills, experience and expertise of our management and business partners by identifying, evaluating, pricing, acquiring, servicing and resolving Portfolio Assets to maximize ultimate cash collections; and to identify and invest capital in U.S. lower middle-market investment opportunities to provide attractive risk-adjusted returns. To enhance our position in the specialty financial services industry, FirstCity's business strategies include the following:

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

  Special Situations Platform Business

  •
  Generate current income and capital appreciation by growing our existing special situations investments, and potentially investing in additional opportunities involving privately-held lower middle-market companies to provide an attractive risk-adjusted return. Our special situations investments will primarily take the form of senior and junior financing arrangements, but may also include other types of investments, including direct equity investments, common equity warrants, leveraged buyouts and distressed debt transactions.

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

        FirstCity acquires Portfolio Assets for its own account or through investment entities formed with one or more co-investors (each such entity, referred to as an "Acquisition Partnership"). Since inception, FirstCity and its Acquisition Partnerships have acquired over $12.7 billion in Face Value of Portfolio Assets, with FirstCity's equity investment approximating $1.0 billion. Information related to FirstCity's Portfolio Asset investments in 2012 and 2011 is included under the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

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

        FirstCity has historically identified investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets in Europe and Latin America include sellers of under-performing and non-performing assets. FirstCity's established presence in Europe and Latin America provided a strong base for the identification, valuation, and acquisition of assets in those regions, as well as in adjacent markets. At this time, FirstCity's identification of distressed asset investment opportunities in international markets is more-selective and limited than the pursuit of such investment opportunities in the U.S. market.

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

        The Company does not capitalize and carry on its balance sheet the servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained (or separate purchase or assumption of the servicing), and FirstCity does not have the risks and rewards of ownership of the servicing rights. FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is based on a percentage of gross cash collections generated (rather than a management fee based on the Face Value of the asset being serviced). The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. Many of the servicing arrangements with U.S. Acquisition Partnerships also entitle FirstCity to additional compensation in the form of an incentive servicing fee after certain economic thresholds are met (refer to FirstCity's investment agreement with a co-investor under the heading "Relationship with Värde Investment Partners, L.P. "below). For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in Europe and South America are serviced by various servicing entities in which the Company holds a noncontrolling ownership interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

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

        Each U.S. Acquisition Partnership is a separate legal entity (generally a limited liability company, but may also take the form of a limited partnership, trust, corporation or other type of legal business structure). FirstCity and an investor typically form a new special-purpose investment entity that owns the Acquisition Partnership. FirstCity generally has an effective ownership interest ranging from 10%-50% in a majority of the U.S. Acquisition Partnerships. Värde Investment Partners, L.P. and its affiliates are the co-investors in a substantial majority of our U.S. Acquisition Partnerships currently in existence. In addition, since mid-2010, a majority of FirstCity's investments in Portfolio Assets through U.S. Acquisition Partnerships have been transacted under the terms of an investment agreement with Värde Investment Partners, L.P. ("VIP"—see additional discussion under the heading "Relationships with Värde Investment Partners, L.P." below).

        In foreign markets, FirstCity evaluates the establishment of the Acquisition Partnership ownership structures and, in conjunction with its co-investors, performs due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. For the Latin American Acquisition Partnerships, FirstCity generally has an effective ownership interest in the underlying entities ranging from 8%-50%. Since 2011, FirstCity has not had a minority ownership interest in European Acquisition Partnerships.

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

        Historically, the Company's primary sources of funding for purchasing distressed loan portfolios have been loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt. A substantial majority of the Company's portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc.

        Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group's acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company's revolving loan facility in a wind-down structure. In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million ("Reducing Note Facility"—further defined and described under the heading "Relationship with Bank of Scotland" below) under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company. The Reducing Note Facility permitted a monthly cash leak-through to the Company to cover the overhead of the ongoing business and a cash flow leak-through of 20% of cash flows up to a maximum amount of $20 million after the payment of interest and overhead allowance. The lack of a corporate line of credit substantially restricted the Company's ability to acquire loan portfolios. As a result, the Company's source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

        Due to a lack of funding, the Company has been unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company's new acquisitions have been off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms. The Company has been unable to obtain financing to purchase investments for its own account on reasonable terms. As a result, the Company's balance sheet has begun to shrink as its existing portfolios mature and new acquisitions are off-balance sheet and the value of its servicing platform diminishes.

        While management intends to continue utilizing the aforementioned financing arrangements, cash flow sources and investment agreements to provide FirstCity with the necessary financing and funding to support its current and future investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. FirstCity is working towards consummating the proposed merger with affiliates of private investment funds governed by Värde. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations. Discussions related to FirstCity's liquidity are included under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

  Relationship with Värde Investment Partners, L.P.

        The Company and VIP, an affiliate of Värde, began jointly investing through acquisition entities in April 2009 as to specific transactions, with no investment obligation on either party. Since May 2010, the Company and VIP have been parties to an investment agreement pursuant to which VIP may invest, at its discretion, in distressed loan portfolios and similar investment opportunities with the Company, subject to the terms and conditions contained in the investment agreement. Through this arrangement, the Company has access to funding for acquisitions of distressed asset portfolios and is able to increase its servicing base. However, the Company's interest in any acquired asset portfolios are limited to a minority interest in the acquisition entity and "off-balance sheet," meaning that the portfolio assets are not consolidated on the Company's balance sheet. The primary terms of the investment agreement are:

  •
  FirstCity acts as the exclusive servicer for the investment portfolios;

  •
  FirstCity provides VIP with a right of first refusal with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

  •
  FirstCity, at its determination, co-invests between 5% and 25% in each investment;

  •
  FirstCity receives a monthly fee of $200,000 and VIP pays FirstCity's pro rata share of due diligence expenses incurred in connection with proposed investments based upon its respective equity percentage of the acquisition entity;

  •
  FirstCity receives a base servicing fee (based on investment portfolio collections) and is eligible to receive additional incentive-based servicing fees (depending on the performance of the portfolios acquired); and

  •
  FirstCity is eligible to receive incentive-based management fees (depending on the aggregate amount and performance of the portfolios acquired).

        The investment agreement has a termination date of June 30, 2015, subject to certain renewals or earlier termination. The cash flows from the assets and equity interests in investments made pursuant to the investment agreement are held by FC Investment Holdings Corporation ("FC Investment") (a wholly-owned subsidiary of FirstCity) and its subsidiaries and are not subject to the security interest requirements of the Company's credit facilities.

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

        In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and BoS(USA), Inc. and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity's subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment and its subsidiaries, which hold investments made in connection with FirstCity's investment agreement with VIP (discussed above), and various other investments that FirstCity originated subsequent to June 2010, are not subject to the security interest requirements of the Reducing Note Facility.

        In December 2011, FirstCity entered into an agreement to amend and restate the Reducing Note Facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under the Reducing Note Facility, as amended ("BoS Facility A"), was reduced by the assumption of $25.0 million of debt ("BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction primarily from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past three years). As a result of its December 2011 debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland. Refer to Notes 2 and 9 of the Company's 2012 consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K ("2012 consolidated financial statements") for additional information related to the primary details and terms underlying these loan facilities.

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

Special Situations Platform Business Segment

        FirstCity's entry into its Special Situations Platform ("Special Situations" or "FirstCity Denver") business began in 2007 with the formation of FirstCity Denver—a majority-owned special-purpose investment entity which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and other business partners by seeking out additional investment opportunities involving corporate restructurings and distressed debt, and negotiating and structuring such investments to manage our risk while providing attractive risk-adjusted returns. Through its Special Situations business, FirstCity provides investment capital to privately-held lower middle-market companies through flexible capital structuring arrangements. FirstCity's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 60 months. We invest primarily in U.S. lower middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

        Our investment opportunities in lower middle-market companies target restructurings, turnarounds, businesses with robust market positions, and other special situations. The nature of our capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments and common equity warrants. FirstCity also engages in other investment activities, including leveraged buyouts and distressed debt transactions, through its Special Situations business. The composition of our investments will change over time given our views on, among other factors, the economic and credit environments that impact our operations.

        Since inception, FirstCity has been involved in lower middle-market transactions, through its Special Situations business, with total investment values approximating $89.2 million. In connection with these investments, FirstCity provided $61.4 million of investment capital to privately-held lower middle-market companies—$45.3 million in the form of debt investments and $16.1 million as equity investments. Information related to FirstCity's Special Situations investments in 2012 and 2011 is included under the heading "Lower Middle-Market Company Capital Investments—Special Situations Platform Business Segment" in Part II, Item 7 of this Annual Report on Form 10-K.

  Market Opportunity

        We believe the environment for investing in lower middle-market companies is attractive for the following reasons:

  •
  We believe lower middle-market companies have faced increasing difficulty in accessing the capital markets due to the severe dislocation in the credit markets, and capital constraints and underwriting limitations experienced by commercial banks.

  •
  We believe recent disruptions within the credit markets generally have resulted in a reduction in competition and a more lender-friendly environment for our special situations platform due to a decline in the scope and availability of lower middle-market financing arrangements.

  •
  We believe consolidation among commercial financial institutions has reduced their service and product offerings to lower middle-market business.

  •
  We believe the recent economic downturn has resulted in defaults and covenant breaches by lower middle-market companies, which will require new capital to sustain liquidity or provide new capital through restructuring.

  Sources of Investments

        FirstCity has established an extensive referral network comprised of investment bankers, private equity firms, trade organizations, commercial bankers, attorneys, businesses and financial brokers. Our origination efforts include calling on and visiting these contacts and other lower middle-market intermediaries to generate deal flow. In addition, we maintain an extensive database of lower middle-market professionals and participants, which enables us to monitor and evaluate the lower middle-market investing environment. This database is used to help us assess whether we are penetrating our target markets and accurately track terms and pricing. We expect that our ability to leverage these relationships and transaction information will continue to result in the referral of investment opportunities to us.

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

  Investment Structure

        FirstCity Denver's investments in lower middle-market companies primarily take the form of first- and second-lien loans and mezzanine debt. We tailor the terms of our debt investments to the facts and circumstances of the transaction and the prospective company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the company to achieve its business plan and improve its profitability.

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

        Our debt investments may include equity features, such as carried interests and warrants to obtain or buy a minority interest in the company. Carried equity interests and warrants that we receive in connection with our debt investments may require only a nominal cost to obtain or exercise, and thus, as the lower middle-market company appreciates in value, we may achieve additional investment returns from these equity interests.

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

        We are also subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

Competition

  Portfolio Asset Acquisition and Resolution Business Segment

        The PAA&R business is highly competitive. Some of the Company's principal competitors are substantially larger and have considerably greater financial resources than the Company. As such, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may be better suited than the Company to acquire Portfolio Assets, to pursue new business opportunities, or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset acquisition and resolution business: due diligence, asset management, and servicing. The Company is a major participant in all three arenas. In comparison, certain of our competitors have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential purchases and to service acquired assets, and certain other competitors have historically competed primarily as servicing companies.

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

  Special Situations Platform Business Segment

        The Company's primary competition to provide financing to lower middle-market companies includes public and private funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our existing and potential competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We use industry information available to our investment management team to assess investment risks and determine appropriate pricing for our investments in lower middle-market companies. Furthermore, we believe the relationships of our professionals enable us to learn about, and compete effectively for, investment opportunities with attractive lower middle-market companies in the industries in which we seek to invest.

Employees

        The Company had 286 employees as of December 31, 2012. The Company had 276 employees at December 31, 2011. FirstCity believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Latin America. Revenues outside of the U.S. are a material part of our business, as they accounted for more than 15% of our consolidated revenues and equity income from subsidiaries for each of the fiscal years ended December 31, 2012 and 2011. See Note 18 of the Company's 2012 consolidated financial statements for summarized information relating to the Company's foreign revenues.

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

        Refer to Note 18 of the Company's 2012 consolidated financial statements for financial information on our revenues and assets by geographic area.

Item 1A.    Risk Factors.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. Notwithstanding the foregoing, as a result of entering into the merger agreement, we are disclosing certain risk factors as set forth below. Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below.

         Termination of the merger agreement or failure to complete the merger on a timely basis or at all may have a material adverse effect on our business, financial condition or results of operations.

        If the merger agreement between the Company, Parent and Merger Subsidiary is terminated or if the parties fail to consummate the merger on a timely basis or at all, there may be a material adverse effect on the Company's business, financial condition or results of operations. For example, our business may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. If the merger agreement is terminated and the Company's Board of Directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which Parent and Merger Subsidiary have agreed to pay with respect to the merger. In addition, if the Company, Parent and Merger Subsidiary do not complete the merger on a timely basis or at all, the market price of the Company's common stock may decline to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. If the merger is not completed on a timely basis or at all, additional risks could materialize, which could materially and adversely affect the business, financial results, financial condition and stock price of the Company.

         The merger agreement limits the Company's ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of $2 million under limited circumstances relating to alternative acquisition proposals.

        The merger agreement prohibits the Company from soliciting, initiating, endorsing or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition. Additionally, the Company is limited in its ability to entertain or accept another offer from an entity that is superior to the offer of Parent. In the event the Company were to accept such an alternative acquisition proposal, the Company could be required to pay a termination fee of $2 million and to reimburse Parent and Merger Subsidiary up to $1 million of expenses incurred by them in connection with the merger, which could materially adversely affect the financial condition of the Company.

         We will be subject to business uncertainties and contractual restrictions while the merger is pending.

        Uncertainty about the effect of the merger on employees may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause others that deal with the Company to seek to change existing business relationships. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing of the merger.

         Some of the directors and executive officers of FirstCity have interests in the merger that may be different from, or in addition to, those of the other FirstCity stockholders.

        Some of the Company's directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders generally, including accelerated vesting and cash-out of in-the-money stock options and accelerated vesting of restricted stock held by executive officers, non-employee directors and employees of the Company. Certain of our executive officers are parties to agreements with Parent or the Company that provide for employment and consulting arrangements or severance benefits, and certain of such persons will become the initial executive officers of the surviving corporation and be entitled to equity compensation of the Parent upon closing of the merger. The surviving corporation will provide our directors and officers with continued indemnification and advancement rights and directors' and officers' liability insurance. Our directors and certain of our executive officers have entered into a support agreement with Parent, pursuant to which they agreed to vote all of their shares of the Company's common stock, approximately 16.63% of our outstanding shares as of March 11, 2013, in favor of the adoption of the merger agreement, among other things.

         Pending litigation against FirstCity, members of the FirstCity Board of Directors, Parent, Merger Subsidiary and Värde could result in an injunction preventing completion of the merger and/or may adversely affect FirstCity's business, financial condition or results of operations.

        FirstCity, members of the FirstCity board of directors, Parent, Merger Subsidiary and Värde are named as defendants in lawsuits purportedly brought by and on behalf of FirstCity stockholders challenging the proposed merger, seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms. If completion of the merger is prevented or delayed, it could result in substantial costs to FirstCity. In addition, FirstCity could incur costs and expenses, including reasonable attorneys' fees, associated with the indemnification of FirstCity's directors and officers and the defense and settlement of any such legal proceedings.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 72,000 square feet of office space, all of which is leased. The following is a list as of December 31, 2012 of the principal physical properties that are used by our significant business segments.

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

        The Company leases its principal executive offices and primary U.S. servicing offices under a non-cancellable operating lease, which expires October 31, 2020. All other office and facility leases of the Company and its consolidated subsidiaries expire in various years through 2016 (one exception is a freight railway lease that extends through 2057). We believe that these facilities are suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may acquire new space to meet the needs of our business, or consolidate and dispose of facilities that are no longer required.

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

  Class Action Litigation

        On January 15, 2013, a putative class action lawsuit was filed in the District Court in McLennan County, Texas against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Eric J. Drayer v. James T. Sartain, et. al., Cause No. 2013-246-5. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders in connection with Värde's merger proposal and that Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff seeks declaratory and injunctive relief, reasonable attorneys' and experts' fees and, in the event the transaction is consummated, rescission of the transaction or rescissory damages and an accounting of all damages, profits and special benefits. On February 13, 2013, a first amended petition was filed. The amended petition alleges that the director defendants breached their fiduciary duties by (i) failing to maximize the value of the Company, (ii) taking steps to avoid competitive bidding, (iii) failing to properly value the Company and (iv) omitting material information and providing materially misleading information in the preliminary proxy statement, and seeks the same relief and asserts the same claims as the original petition.

        On January 29, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Paul Perry v. FirstCity Financial Corporation,

et. al., Case No. 8259-VCG. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders by entering into the merger agreement and that the Company, Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff seeks declaratory and injunctive relief, reasonable attorneys' and experts' fees and, in the event the transaction is consummated, rescission of the transaction and an accounting of all damages, profits and special benefits. On February 15, 2013, a first amended complaint was filed adding Värde Management, L.P. as a defendant. The amended complaint alleges that the director defendants breached their fiduciary duties by (i) agreeing to the merger consideration which undervalues the Company, (ii) agreeing to the terms of the merger agreement which deter other bidders and (iii) omitting material information and providing materially misleading information in the preliminary proxy statement, and seeks the same relief and asserts the same claims as the original complaint.

        Defendants have not yet filed any responsive pleadings or motions to the amended petitions. In the Perry lawsuit, the plaintiff has moved for a preliminary injunction and sought expedited discovery, but no hearings or proceedings have been scheduled on either motion. The Company believes that the claims in these lawsuits are without merit and intends to vigorously defend itself against them. However, there can be no assurance as to the outcome of these lawsuits.

  Wave Tec Pools, Inc. Litigation

        FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation (both wholly-owned subsidiaries of FirstCity), and FirstCity Financial Corporation, were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners LLC and FirstCity Servicing Corporation under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners LLC from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank's settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH Partners LLC to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners LLC continues to pursue collection of the loan.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price Information

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "FCFC." The following table displays the high and low sales prices for the Company's common stock, as reported by the NASDAQ Global Select Market, for the periods indicated:

	2012		2011
	Market Price		Market Price
Quarter Ended	High	Low	High	Low
March 31	$10.09	$7.25	$8.20	$6.25
June 30	10.83	7.81	7.44	6.30
September 30	9.20	7.28	7.24	6.09
December 31	9.81	7.00	8.50	5.79

        As of March 13, 2012, there were 666 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying stockholders represented by these stockholders of record.

Dividend Policy

        The Company has never declared or paid a dividend on its common stock. The Company currently intends to retain future earnings to finance its future growth and reduce debt, and does not anticipate that it will declare or pay any dividends on its common stock in the foreseeable future. Any future determination regarding payment of cash dividends will be at the discretion of our Board of Directors, and will depend upon our operating results, financial condition, capital requirements, general business conditions and other factors that our Board of Directors deems relevant. In addition, our ability to declare and pay cash dividends is restricted by certain loan facilities of the Company and its subsidiaries.

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

        In December 2012, the Company entered into a definitive merger agreement with Parent and Merger Subsidiary pursuant to which the Company will become a private company that is wholly owned by Parent. Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde. Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in the second quarter of 2013. Consummation of the merger is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company's common stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission recommending that the Company's stockholders adopt the merger agreement.

  Summary Financial Results

        In 2012, FirstCity recorded net earnings of $14.3 million, or $1.35 per common share on a fully diluted basis (compared to net earnings of $24.2 million, or $2.33 per common share on a fully diluted basis, in 2011). Components of FirstCity's results of operations for the fiscal years ended December 31, 2012 and 2011 are presented in the tables below.

	Year Ended December 31, 2012
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$55,577	$14,117	$887	$70,581
Costs and expenses	(37,880)	(17,926)	(12,383)	(68,189)
Equity income from unconsolidated subsidiaries	8,958	6,286	—	15,244
Other income	1,451	935	—	2,386
Income tax expense	(490)	(326)	(158)	(974)
Net income attributable to noncontrolling interests	(3,531)	(1,179)	—	(4,710)

Net earnings (loss)	$24,085	$1,907	$(11,654)	$14,338

	Year Ended December 31, 2011
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$63,877	$10,190	$250	$74,317
Costs and expenses	(52,481)	(7,796)	(8,322)	(68,599)
Equity income (loss) from unconsolidated subsidiaries	(624)	2,855	—	2,231
Gain on debt extinguishment	26,543	—	—	26,543
Other income	2,096	155	—	2,251
Income tax (expense) benefit	(3,807)	(166)	271	(3,702)
Net income attributable to noncontrolling interests	(7,654)	(1,170)	—	(8,824)

Net earnings (loss)	$27,950	$4,068	$(7,801)	$24,217

        As an opportunistic investor in the distressed asset and special situations markets, FirstCity's mix of revenues and earnings in its business segments will significantly fluctuate from period to period. Refer to the heading "Results of Operations" below for a detailed review of the Company's operations for the comparative periods presented in the table above.

        Portfolio Asset Acquisition and Resolution.    The Company's net earnings related to its Portfolio Asset Acquisition and Resolution business segment decreased to $24.1 million in 2012 from $28.0 million in 2011. The decrease in earnings in 2012 compared to 2011 was attributed primarily to a $26.5 million debt extinguishment gain that the Company recognized in the fourth quarter of 2011 ("Q4 2011") as a result of refinancing its debt obligation with Bank of Scotland in December 2011. Other factors contributing to the net earnings decrease in 2012 compared to 2011 included a decrease in income from Portfolio Assets of $13.9 million, off-set partially by a $9.6 million increase in equity income from unconsolidated subsidiaries (Q4 2011 included a $7.4 million write-down to our unconsolidated Mexican Acquisition Partnerships), a $5.9 million increase in servicing fee revenue, an $8.8 million decrease in interest and fees on notes payable, a $4.3 million decrease in other costs and expenses (Q4 2011 included a $3.1 million impairment charge to a consolidated Mexican subsidiary), a $3.3 million decrease in income tax expense, a $2.4 million decrease in asset-level expenses, and a $4.1 million decrease in net income attributable to noncontrolling interests. On a combined basis, revenues from our core business operations (servicing fees, income and gains from Portfolio Assets and loans, and equity income (loss) from unconsolidated subsidiaries) remained relatively steady at $55.6 million in 2012 compared to $56.3 million in 2011—despite our recognition of a $7.4 impairment charge in 2011 on certain equity-method investments in Latin American (Mexico) Acquisition Partnerships to write down the investments to fair value (included in "equity income (loss) of unconsolidated subsidiaries"). Refer to the heading "Results of Operations" below for a detailed review of the Company's operations in this business segment for the comparative periods presented in the table above.

        Special Situations Platform.    The Company's net earnings related to its Special Situations Platform business segment decreased to $1.9 million in 2012 from $4.1 million in 2011. The decrease in net earnings in 2012 compared to 2011 was primarily due to a $6.1 million increase in promote fees paid, off-set partially by a $3.4 million increase in equity income from unconsolidated subsidiaries. Refer to the heading "Results of Operations" below for a detailed review of the Company's operations in this business segment for the comparative periods presented in the table above.

        Corporate and Other.    Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses increased to $11.7 million in 2012 compared to $7.8 million in 2011, primarily due to $3.2 million of additional costs incurred in 2012 relating to the Board of Directors' review of potential strategic alternatives to secure funding for the Company. Corporate salaries and benefits also increased by $1.0 million due primarily to additional compensation recognized in 2012 compared to 2011 under the Company's executive management compensation plans.

  Summary Investment Activity

        In 2012, FirstCity and its investment partners acquired $215.3 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments with an aggregate face value of approximately $464.9 million—of which FirstCity's investment acquisition share was $37.4 million. In addition to its Portfolio Asset acquisitions in 2012, FirstCity invested $18.0 million in non-Portfolio Asset investments, consisting of $14.8 million in the form of SBA loan originations and advances; $0.7 million of equity investments (U.S. and South American Acquisition Partnerships); $1.0 million in the form of debt investments under its Special Situations Platform; and $1.5 million in the form of other loan investments. In 2011, FirstCity and its investment partners acquired $284.9 million of U.S. Portfolio Asset investments and $2.4 million of European Portfolio Asset investments with an aggregate face value of approximately $558.1 million—of which FirstCity's investment acquisition share was $58.0 million. In addition to its Portfolio Asset acquisitions in 2011, FirstCity invested $36.0 million in non-Portfolio Asset investments, consisting of $27.5 million in the form of SBA loan originations and advances; $1.3 million of equity investments (U.S., European and South American Acquisition Partnerships); $3.3 million in the form of debt investments and a railroad business acquisition under its Special Situations Platform; and $3.9 million in the form of investment security purchases.

        At December 31, 2012, the carrying value of FirstCity's earning assets (primarily Portfolio Assets, equity investments, loans receivable, and entity-level earning assets) approximated $190.2 million—compared to $308.7 million a year ago. The global distribution of FirstCity's earning assets (at carrying value) at December 31, 2012 included $177.6 million in the United States; $6.1 million in Europe; and $6.5 million in Latin America. Since mid-2010, the vast majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with VIP. As such, total footings of our consolidated earning assets experienced a corresponding decrease in 2012, resulting primarily from a $68.9 million decline in our holdings of consolidated Portfolio Assets during the year.

        Refer to the headings "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" and "Lower Middle-Market Company Capital Investments—Special Situations Platform Business Segment" below for additional information related to our investment activities and composition.

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

        Despite substantial losses reported in the financial services sector in recent years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the business of acquiring distressed portfolio assets and believes that current market conditions should not hinder FirstCity's ability to expand its business. While disruptions and uncertainty in the markets may adversely affect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and special situations transactions. Our ability to profit in our industry, however, depends on our ability to acquire sufficient funding for our operations.

        As a specialty finance company, the Company depends on third-party financing to fund (i) acquisitions of distressed asset portfolios in the U.S. and Europe and equity investments in acquisition entities in connection with its Portfolio Asset Acquisition and Resolution business and (ii) capital investments in other companies in connection with its Special Situations Platform business acquisitions. Since 1986, the Company has acquired for its own account or through investment entities formed with co-investors more than $12.2 billion face value amount of portfolio assets, with the Company's equity investment of approximately $1.0 billion, focusing principally on commercial real estate loans and commercial and industrial loan portfolios.

        Following the economic crisis in 2008, management believed that the purchasing environment for distressed loan portfolios was more attractive than it had been at any time in the Company's history due to the conditions listed below. Management believed that the following factors would increase the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors, generally at a discount as a means of disposing of under-performing and non-performing loans or other surplus or non-strategic assets:

  •
  an increase generally in the amount of loans that were considered under-performing or non-performing following the economic crisis;

  •
  the fact that the sale by financial institutions of under-performing and non-performing loans would improve their regulatory capital position;

  •
  the opportunities that might arise if any of the significant corporate real estate loans maturing within a few years were not repaid or refinanced; and

  •
  the opportunities that might arise in Europe as a result of European banks selling non-performing loans following the debt crisis there.

        Historically, the Company's primary sources of funding for purchasing distressed loan portfolios were loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt. A substantial majority of the Company's portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc.

        Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group's acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company's revolving loan facility in a wind-down structure. In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million ("Reducing Note Facility") under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company. The Reducing Note Facility permitted a monthly cash leak-through to the Company to cover the overhead of the ongoing business and a cash flow leak-through of 20% of cash flows up to a maximum amount of $20 million after the payment of interest and overhead allowance. The lack of a corporate line of credit substantially restricted the Company's ability to acquire loan portfolios. As a result, the Company's source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

        Due to a lack of funding, the Company was unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company's new acquisitions were off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms. The Company was unable to obtain financing to purchase investments for its own account on reasonable terms. As a result, the Company's balance sheet began to shrink as its existing portfolios matured and new acquisitions were off-balance sheet and the value of its servicing platform diminished.

        In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with VIP (see Note 2 of the Company's 2012 consolidated financial statements for additional information). The Company's involvement in these investments will come in the form of minority ownership (ranging from 5% to

25% at FirstCity's determination) of an acquisition entity formed by FirstCity and VIP. FirstCity will also be the servicer for the acquisition entities formed with VIP. FirstCity's increased holdings in minority-owned, unconsolidated acquisition entities under this investment agreement since mid-2010 represent a shift in the Company's portfolio asset acquisition history—which primarily consisted of consolidated portfolio assets prior to such time. As such, in the context of the Company's Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity's income attributed to distressed asset investments to "Equity income from unconsolidated subsidiaries" (unconsolidated equity-method investments) from "Income from Portfolio Assets" (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading "Results of Operations" below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

        Our ability to make new investments and fund operations is dependent on (1) anticipated cash flows from unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (see Note 9 of the Company's 2012 consolidated financial statements for additional information); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America; and (5) our investment agreement in place with VIP (see Note 2 of the Company's 2012 consolidated financial statements for additional information). While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

Results of Operations

        The following discussion and analysis are based on the segment reporting information presented in Note 18 to the Company's 2012 consolidated financial statements, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-K.

        As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company's business and results of operations are impacted by the availability of liquidity to fund its investment activity and operations, and its access to credit and capital markets. The Company's business and results of operations are also impacted by many other factors including, but not limited to, general economic, political and industry conditions; volatility and disruptions in the functioning of financial markets; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other collateral securing our loan portfolios; the timing and ability to collect and liquidate assets; changes in the performance and creditworthiness of our borrowers and other counterparties; increased competition from other market participants in the industries in which we operate; the availability, pricing and terms of Portfolio Assets, lower middle-market transactions and other investment opportunities in all of the Company's businesses; and changes in government regulations, statutes and tax or fiscal policies. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        FirstCity's net earnings to common stockholders totaled $14.3 million in 2012 compared to $24.2 million in 2011. On a per share basis, diluted net earnings to common stockholders were $1.35 in 2012 compared to $2.33 in 2011.

Portfolio Asset Acquisition and Resolution Business Segment

        Through our Portfolio Asset Acquisition and Resolution ("PAA&R") business segment in 2012, FirstCity and its investment partners acquired $215.3 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments with an aggregate face value of approximately $464.9 million, compared to the Company's involvement in 2011 in acquiring $284.9 million of U.S. Portfolio Asset investments and $2.4 million of European Portfolio Asset investments with an aggregate face value of approximately $558.1 million. In 2012, FirstCity's investment acquisition share in the Portfolio Asset acquisitions was $37.4 million—consisting of $4.3 million acquired through consolidated Portfolios and $33.1 million acquired through unconsolidated Portfolios. In 2011, FirstCity's investment acquisition share in the Portfolio Asset acquisitions was $58.0 million—consisting of $14.2 million acquired through consolidated Portfolios and $43.8 million acquired through unconsolidated Portfolios. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as "Income from Portfolio Assets" on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as "Equity income from unconsolidated subsidiaries." Furthermore, since we function as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

        In 2012, FirstCity invested an additional $17.0 million in non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other loan investments, compared to $32.7 million of additional non-Portfolio Asset investments in the form of SBA loan originations and advances, direct equity investments, and other investments in 2011. Refer to the heading "Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment" below for additional information related to our investment activities and composition in our PAA&R segment.

        Our PAA&R business segment reported $24.1 million of earnings in 2012 compared to $28.0 million of earnings in 2011. The following is a summary of the results of operations for the Company's PAA&R business segment for 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$16,918	$11,065
Income from Portfolio Assets	26,707	40,622
Gain on sale of SBA loans held for sale, net	1,481	2,261
Gain on sale of investment securities	343	90
Interest income from SBA loans	1,507	1,433
Interest income from loans receivable—affiliates	—	1,562
Interest income from loans receivable—other	35	—
Other income	8,586	6,844

Total revenues	55,577	63,877

Costs and expenses:
Interest and fees on notes payable to banks and other	5,229	13,994
Salaries and benefits	17,604	16,545
Provision for loan and impairment losses, net of recoveries	3,930	4,165
Asset-level expenses	3,077	5,448
Other costs and expenses	8,040	12,329

Total expenses	37,880	52,481

Equity income (loss) from unconsolidated subsidiaries	8,958	(624)
Gain on business combination	—	278
Gain on debt extinguishment	—	26,543
Gain on sale of subsidiaries	1,451	1,818
Income tax expense	(490)	(3,807)
Net income attributable to noncontrolling interests	(3,531)	(7,654)

Net earnings	$24,085	$27,950

        Servicing fee revenues.    Servicing fee revenues increased to $16.9 million in 2012 from $11.1 million in 2011. Servicing fees from U.S. Acquisition Partnerships totaled $8.7 million in 2012 compared to $4.9 million in 2011, while servicing fees from Latin American Acquisition Partnerships totaled $5.4 million in 2012 and $5.5 million in 2011. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The increase in servicing fees from U.S. Acquisition Partnerships was due primarily to the impact of an increase in collections from unconsolidated U.S. partnerships to $277.3 million for 2012 from $155.2 million for 2011. The decline in servicing fees from the Latin American Acquisition Partnerships was attributable to a lower effective profit margin related to those unconsolidated partnerships in 2012 compared to 2011. In addition, FirstCity recognized $2.2 million of additional compensation in the form of incentive fee income in 2012 (compared to $-0- in 2011) resulting from the achievement of an investor return threshold from a U.S. Acquisition Partnership.

        Since mid-2010, a majority of the Company's U.S. Portfolio Asset investments have been acquired through equity-method investments in unconsolidated Acquisition Partnerships under the VIP investment agreement (see Note 2 of the Company's 2012 consolidated financial statements) instead of consolidated Portfolio Assets. As such, the Company expects service fee income from its unconsolidated U.S. Acquisition Partnerships to gradually increase over time. Refer to the heading "Equity income (loss) from unconsolidated subsidiaries" below for information on our unconsolidated U.S. Acquisition Partnership activities.

        Income from Portfolio Assets.    Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $26.7 million in 2012 compared to $40.6 million in 2011. The following tables provide a summary of the Company's income from Portfolio Assets by income-recognition method for 2012 and 2011.

	Year Ended December 31, 2012
	(Dollars in thousands)
	Income-Accruing Loans			Non-Accrual Loans
				Purchased Credit- Impaired Loans
								Other
	Purchased Credit- Impaired Loans
			Other	Cash basis		Cost recovery basis		Cash basis	Cost recovery basis	Real Estate	Total
United States	$2,692	(1)	$312	$13,983	(2)	$5,540	(3)	$169	$—	$2,877	$25,573
France	—		—	—		—		—	—	—	—
Germany	—		—	631		—		—	—	(14)	617
Mexico	—		—	—		517		—	—	—	517

Total	$2,692		$312	$14,614		$6,057		$169	$—	$2,863	$26,707

(1)
Includes $1.8 million of liquidation income generated from loan sales.

(2)
Includes $8.7 million of liquidation income generated from loan sales.

(3)
Includes $2.0 million of liquidation income generated from loan sales.

	Year Ended December 31, 2011
	(Dollars in thousands)
	Income-Accruing Loans			Non-Accrual Loans
				Purchased Credit- Impaired Loans
								Other
	Purchased Credit- Impaired Loans
			Other	Cash basis		Cost recovery basis		Cash basis	Cost recovery basis	Real Estate	Total
United States	$9,810	(1)	$445	$7,122	(2)	$6,632	(3)	$192	$—	$731	$24,932
France	—		—	7,874		1,986		—	1,760	—	11,620
Germany	—		—	252		129		—	—	13	394
Mexico	—		—	—		3,676		—	—	—	3,676

Total	$9,810		$445	$15,248		$12,423		$192	$1,760	$744	$40,622

(1)
Includes $4.3 million of liquidation income generated from loan sales and $4.3 million of accretion income.

(2)
Includes $0.4 million of liquidation income generated from loan sales.

(3)
Includes $2.7 million of liquidation income generated from loan sales.

        Income from Portfolio Assets from our consolidated U.S. Portfolio Assets increased by $0.6 million from year to year; however, income from our income-accruing loans decreased by $7.3 million in 2012 compared to 2011, while income from our non-accrual loans increased by $5.8 million in 2012 compared to 2011, due primarily to a shift in the income recognition method of accounting applied to our existing Portfolio Assets from an interest-accrual income method to a non-accrual income method (cost-recovery or cash basis) over the past year. Our average holdings in income-accruing credit-impaired Portfolio Assets decreased to $3.5 million for 2012 from $23.2 million for 2011. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets. In addition, income from real estate increased by $2.1 million in 2012 compared to 2011. FirstCity's average investment holdings in consolidated U.S. Portfolio Assets for 2012 were $80.9 million, compared to $141.8 million for 2011. The decline in our consolidated U.S. Portfolio Asset holdings in 2012 was due to the majority of our U.S. Portfolio Asset purchases since mid-2010 being made through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the VIP investment agreement. In light of this, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets. Refer to the heading "Equity income (loss) from unconsolidated subsidiaries" below for information on our unconsolidated U.S. Acquisition Partnership activities.

        Income from Portfolio Assets from our consolidated European Portfolio Assets decreased by $11.4 million from year to year, due primarily to a significant decline in our consolidated European Portfolio Asset holdings since 2011. FirstCity's average investment holdings in consolidated European Portfolio Assets for 2012 were $4.3 million, compared to $9.7 million for 2011. The decline in our consolidated European Portfolio Asset holdings in 2012 was due primarily to the sale of Portfolio Assets held by our German Acquisition Partnerships in February 2011, and the sale of our controlling interests in French Acquisition Partnerships in November 2011 (see Note 3 of the consolidated financial statements).

        Income from Portfolio Assets from our consolidated Portfolio Assets in Mexico decreased by $3.2 million from year to year, due primarily to the sale of two consolidated Mexican subsidiaries in

July 2012. Collections from Mexican Portfolio Assets decreased to $0.5 million in 2012 compared to $4.5 million in 2011. FirstCity's average investment holdings in consolidated Latin America Portfolio Assets for 2012 were $3.3 million, compared to $9.0 million for 2011. The decline in our consolidated Latin American Portfolio Asset holdings in 2012 was due primarily to a $3.1 million write-down on our net investment in a majority-owned Mexican portfolio entity in the fourth quarter of 2011, as well as the sale of two consolidated Mexican subsidiaries mentioned above (refer to Note 4 of the consolidated financial statements for additional information).

        Gain on sale of SBA loans held for sale, net.    The Company recorded $1.5 million of gains on the sales of SBA loans in 2012 with an $18.5 million net basis in the loans sold, compared to $2.3 million of gains recorded in 2011 with a $26.9 million net basis in the loans sold. Gains on SBA loan sales reflect the Company's participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 90 percent of the principal on a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

        The Company's recognition of SBA loan sales was higher in 2011 compared to 2012 as a result of the Company's required adoption of certain accounting guidance in 2010 (related to transfers of financial assets), combined with a change in the SBA loan sales agreements in 2011 that impacted the Company's recognition of SBA loan sales in light of the aforementioned adopted accounting guidance (further explained below).

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

        Gain on sale of investment securities.    In 2012, the Company recognized a $0.3 million gain related to the sale of an investment security (based on $1.5 million of sales proceeds), compared to a $0.1 million gain recognized in 2011 related to an investment security sale (based on $2.0 million of sales proceeds).

        Interest income from SBA loans.    Interest income from SBA loans increased to $1.5 million in 2012 compared to $1.4 million in 2011. FirstCity's average investment level in SBA loans held-for-investment approximated $19.7 million for 2012 compared to $17.1 million for 2011.

        Interest income from loans receivable—affiliates.    Interest income from loans receivable—affiliates was $1.6 million for 2011. FirstCity's average investment in loans receivable—affiliates in its PAA&R segment approximated $7.4 million for 2011. The Company did not recognize interest income from loans receivable—affiliates in 2012. The Company's only remaining affiliated loan was sold in the third quarter of 2012 (see Note 3 of the consolidated financial statements).

        Interest income from loans receivable—other.    Interest income from loans receivable—other was $35,000 for 2012. The Company did not recognize interest income from loans receivable—other in 2011 because management accounted for these loans under the non-accrual method of accounting during the entire period. FirstCity's average investment in loans receivable—other in its PAA&R segment was $2.9 million in 2012 compared to $3.5 million in 2011.

        Other income.    Other income for 2012 increased by $1.7 million in comparison to 2011 primarily due to the recognition of an additional $1.2 million of previously deferred income in 2012 relating to sale of our controlling interests in French Acquisition Partnerships in November 2011. The Company also recognized $0.5 million in previously deferred income associated with a Latin American subsidiary that was sold in July 2012.

        Costs and expenses.    Operating costs and expenses approximated $37.9 million in 2012 compared to $52.5 million in 2011. The following is a discussion of the major components of the Company's operating costs and expenses in its PAA&R business segment:

        Interest expense and fees on notes payable and other debt obligations decreased to $5.2 million in 2012 from $14.0 million in 2011 due to 2012 being the Company's first full year under the terms of the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 9 of the consolidated financial statements). The Company recorded $2.4 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in 2012 (based on average debt holdings of $67.4 million) compared to $10.7 million of interest and fee expense in 2011 (based on average debt holdings of $191.7 million). Excluding the Company's debt obligations with Bank of Scotland, the average nonaffiliated debt outstanding in its PAA&R segment was $62.8 million in 2012 (with a 4.5% average cost of funds) compared to $41.1 million in 2011 (with a 4.5% average cost of funds).

        Salaries and benefits expense in our PAA&R segment increased to $17.6 million in 2012 from $16.5 million in 2011, due primarily to additional compensation recognized in 2012 compared to 2011 under the Company's executive management compensation plans. The total number of personnel within the PAA&R segment was 201 and 207 at December 31, 2012 and 2011, respectively.

        Net provisions for loan and impairment losses on our consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $3.9 million in 2012 compared to $4.2 million in 2011. The $3.9 million of net impairment provisions in 2012 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Asset investments. The net impairment provisions were identified in connection with management's quarterly evaluation of the collectibility of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

        Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $3.1 million in 2012 from $5.4 million in 2011. The decline in asset-level expenses was attributed primarily to a decline in the Company's average holdings in consolidated Portfolio Assets in its PAA&R segment to $88.5 million for 2012 from $160.5 million for 2011 (a majority of FirstCity's Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

        Other costs and expenses in the Company's PAA&R segment decreased by $4.3 million in 2012 compared to 2011, due primarily to the recognition of a $3.1 million write-down on our net investment in a majority-owned Mexican Acquisition Partnership in Q4 2011. This write-down to our consolidated subsidiary resulted from a lower-of-cost-or-market adjustment upon the subsidiary's classification as "held for sale" in Q4 2011, which was subsequently sold in the second quarter of 2012 (see Note 4 of the Company's 2012 consolidated financial statements). Approximately $1.3 million of this write-down was attributed to the noncontrolling investor's share (included in "Net income attributable to noncontrolling interests"); as such, the net impact of this write-down to FirstCity approximated $1.8 million. Further contributing to the decrease in other costs and expenses was a $1.2 million decrease in costs incurred in Europe, primarily as a result of the restructure and deconsolidation of UBN, SAS in the second quarter of 2012 and a $0.7 million decrease in foreign currency exchange losses attributed to our consolidated Latin America operations. These decreases in costs were partially offset by a $0.8 million increase in asset valuation costs in 2012 compared to 2011.

        Equity income (loss) from unconsolidated subsidiaries.    Equity income from unconsolidated subsidiaries (Acquisition Partnership and servicing entities) from our PAA&R segment increased by $9.6 million in 2012 compared to 2011. Equity income from our unconsolidated Acquisition Partnerships totaled $4.8 million in 2012 compared to $6.5 million in equity losses in 2011, whereas equity income from our unconsolidated servicing entities decreased to $4.2 million in 2012 compared to $5.8 million in 2011. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity's ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income (loss) from FirstCity's Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 7 of the Company's 2012 consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity's equity-method investments by region.

  •
  United States—Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) increased to $75.6 million in 2012 compared to $39.5 million in 2011. In addition, total combined net earnings reported by our U.S. partnerships increased to $39.4 million in 2012 compared to $19.4 million in 2011. The increase in total revenues and net earnings in 2012 compared to 2011 was attributable primarily to an increase in Portfolio Asset collections to $277.3 million in 2012 from $155.2 million in 2011, off-set partially by increases of $7.1 million in asset-level expenses, $6.1 million in service fee expense, and $2.0 million in net impairment provisions in 2012 compared to 2011. The collective activity described above translated to an increase in FirstCity's share of U.S. partnership net earnings to $5.6 million in 2012 compared to $3.7 million in 2011.

    FirstCity's average investment in U.S. Acquisition Partnerships increased to $54.9 million for 2012 from $47.4 million for 2011, due primarily to increased investment activity in newly-formed U.S. Acquisition Partnerships under FirstCity's investment agreement with VIP. In light of FirstCity's increased holdings in U.S. Portfolio Assets acquired through equity-method investments in unconsolidated Acquisition Partnerships instead of consolidated Portfolio Assets over the past year, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

  •
  Latin America—Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity's share 8%-50%) decreased to $15.1 million in 2012 compared to $18.9 million in 2011. However, total combined net losses reported by our Latin American partnerships decreased to $0.9 million in 2012 compared to $22.2 million in 2011. The decrease in net losses reported by these partnerships in 2012 compared to 2011 was attributable primarily to $20.7 million of additional foreign currency exchange gains recorded in 2012 compared to

    2011—including $17.5 million of additional foreign currency exchange gains recorded in the fourth quarter of 2012 ("Q4 2012"), compared to Q4 2011. The significant increase in foreign currency exchange gains recorded by these partnerships in Q4 2012 compared to Q4 2011 stemmed the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the higher appreciation in value of the Mexican peso relative to the U.S. dollar in Q4 2012 compared to Q4 2011. The collective activity described above translated to a decrease in FirstCity's share of Latin American partnership net losses to $0.8 million in 2012 from $2.8 million in 2011.

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

    The Company's equity losses from its Latin America partnerships in 2012 included $0.6 million of foreign currency transaction gains, whereas its equity losses from these partnerships in 2011 included $0.9 million of foreign currency transaction losses. Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

    FirstCity's average investment in Latin American Acquisition Partnerships was $4.4 million for 2012 compared to $13.5 million for 2011.

  •
  Europe—The Company did not carry any equity-method investments in European Acquisition Partnerships at December 31, 2012 or 2011, attributable primarily to (1) the Company's step-acquisition transaction and resulting consolidation of a German partnership entity in the second quarter of 2011 (see Note 3 of the Company's 2012 consolidated financial statements); and (2) the Company's sale of its minority equity interest in a French partnership entity in the first quarter of 2011 (see Note 3 of the Company's 2012 consolidated financial statements). As a result, during the respective periods that we carried equity-method investments in European Acquisition Partnerships, total combined revenues reported by these partnerships were zero in 2012 and $0.3 million in 2011, and these partnerships reported no income in 2012 and nominal income in 2011.

    In February 2011, the Company sold a substantial majority of its interests in the Portfolio Assets held by eight consolidated German partnership entities (along with its wholly-owned equity interest in another German partnership entity) to a European securitization entity (formed by an affiliate of Värde). FirstCity has a 13% beneficial interest in this securitization entity, and accounts for this investment as an available-for-sale investment security.

  •
  Servicing Entities—Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity's share 25%-50%) decreased to $53.7 million in 2012 from $64.6 million in 2011, and total combined net earnings reported by these entities decreased to $8.9 million in 2012 from $11.9 million in 2011. The decrease in total net earnings reported by the underlying servicing entities was attributed primarily to a restructure and ultimate sale of the Company's investment in a French servicing entity in 2012

    (see Note 3 of the Company's 2012 consolidated financial statements). The collective activity described above translated to a decrease in FirstCity's share of net earnings (i.e. equity income) from its foreign servicing entities to $4.2 million in earnings for 2012 from $5.8 million in earnings for 2011.

        Gain on business combinations.    In 2011, the Company recognized a $0.3 million business combination gain attributable to a step-acquisition transaction in which the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee. The Company owned a noncontrolling equity interest in this entity prior to the transaction. Under business combination accounting guidance, the Company's previously-held noncontrolling interest in the entity was re-measured to fair value on the acquisition date—which resulted in the Company's recognition of the gain. The Company's PAA&R segment did not consummate any business combination transactions in 2012. Refer to Note 3 of the Company's 2012 consolidated financial statements for additional information on these transactions.

        Gain on debt extinguishment.    In December 2011, FirstCity refinanced its senior credit facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under this loan facility, as amended ("BoS Facility A"), was reduced by the assumption of $25.0 million of debt ("BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past three years). As a result of this debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under its former senior credit facility with Bank of Scotland. FirstCity accounted for this debt refinancing transaction with Bank of Scotland as a "debt extinguishment" under FASB's debt modifications and extinguishment guidance, and recognized a $26.5 million debt extinguishment gain in Q4 2011, as FirstCity effectively reduced the carrying amount of debt on its balance sheet. Refer to Note 2 of the Company's 2012 consolidated financial statements for additional information on this transaction.

        Gain on sale of subsidiaries.    In 2012, the Company sold its interests in the following foreign investments—1) two Mexican subsidiaries for $5.5 million, resulting in a gain of $0.7 million on this transaction; 2) a French Acquisition Partnership for $26.3 million, resulting in a gain of $0.4 million; and 3) a Brazilian Acquisition Partnership for $0.4 million, resulting in a gain of $0.3 million.

        In 2011, the Company sold its equity interests in sixteen French Acquisition Partnerships to a foreign equity-method investee of FirstCity (i.e. unconsolidated equity investment) for $3.4 million. Prior to this transaction, the Company held a controlling interest in these Acquisition Partnerships through its combined direct and indirect majority ownership. FirstCity realized a $2.8 million gain from the sale of these Acquisition Partnerships, of which $1.0 million was deferred (portion attributable to FirstCity's ownership interests in the foreign equity-method investee) and recognized into other income through 2012. Refer to Note 3 of the Company's 2012 consolidated financial statements for additional information on these transactions.

        Income tax expense.    Our PAA&R segment reported an income tax provision of $0.5 million in 2012 (comprised primarily of foreign income tax provisions) compared to an income tax provision of $3.8 million in 2011 (comprised primarily of foreign income tax provisions). This decline is primarily attributed to the restructure and sale of the Company's investment in a French consolidated subsidiary in 2012 (Refer to Note 3 of the Company's 2012 consolidated financial statements for additional information on this transaction). Refer to Note 14 of Company's 2012 consolidated financial statements for additional information on income taxes.

        Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity's ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $3.5 million for 2012 from $7.7 million for 2011. This decrease is primarily related to a $6.8 million decline in net income attributable to noncontrolling interests in our French Acquisition Partnerships, as we sold our controlling interests in most of these entities in November 2011, and we deconsolidated another French Acquisition Partnership in June 2012 as a result of an ownership restructure within that entity (see Note 3 of the consolidated financial statements). This decrease was offset partially by the attribution of loss in Q4 2011 approximating $1.3 million to a noncontrolling investor for its share of a write-down on our majority-owned Mexican Acquisition Partnership (refer to the heading "Costs and expenses" above for additional information). This decrease was also offset partially by an increase in the net earnings of consolidated U.S. Acquisition Partnerships in 2012 compared to 2011 (i.e. an increase in the amount of net earnings reported by these consolidated entities translates to an increase in the amount of net earnings apportioned to the noncontrolling investors).

Special Situations Platform Business Segment

        Our Special Situations Platform business segment ("Special Situations" or "FirstCity Denver") reported net earnings of $1.9 million in 2012 compared to $4.1 million in 2011. In 2012, FirstCity Denver invested $1.0 million in the form of debt investments, compared to $3.3 million in the form of debt investments and a railroad business acquisition in 2011. Since its inception in April 2007, FirstCity Denver has been involved in U.S. lower middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

        The following is summary of the results of operations (continuing and discontinued operations) for the Company's Special Situations Platform business segment for 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$1,174	$1,986
Revenue from railroad operations	12,481	6,989
Other income	462	1,215

Total revenues	14,117	10,190

Costs and expenses—railroad operations:
Interest and fees on notes payable	236	181
Salaries and benefits	2,596	1,710
Other	6,706	2,692

Total railroad costs and expenses	9,538	4,583

Costs and expenses—other:
Interest and fees on notes payable	200	540
Salaries and benefits	745	813
Other costs and expenses	7,443	1,860

Total other expenses	8,388	3,213

Total expenses	17,926	7,796

Equity income from unconsolidated subsidiaries	6,286	2,855
Gain on business combination	935	155
Income tax expense	(326)	(166)
Net income attributable to noncontrolling interests	(1,179)	(1,170)

Net earnings	$1,907	$4,068

        Interest income from loans receivable.    Interest income from loans receivable decreased to $1.2 million in 2012 from $2.0 million in 2011. FirstCity Denver's average investment in loans receivable was $12.7 million for 2012—including $5.5 million accounted for under the non-accrual method of accounting. For 2011, FirstCity Denver's average investment in loans receivable was $16.3 million—including $6.0 million accounted for under the non-accrual method of accounting.

        Revenue, costs and expenses from railroad operations.    Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver's majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $12.5 million in 2012 from $7.0 million in 2011. Total costs and expenses attributable to the railroad operations approximated $9.5 million in 2012 compared to $4.6 million in 2011. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in 2012 compared to 2011 from its existing operations, combined with activities from its railroad and transload facility operations that FirstCity Denver acquired in August 2011 and a rail-served debris transfer station acquired in June 2012, as well as activities from a railroad signal construction company that FirstCity Denver acquired in July 2012 (refer to Note 3 of Company's 2012 consolidated financial statements).

        Other income.    Other income, which relates primarily to income generated by FirstCity Denver's consolidated commercial real estate property and other ancillary activities, decreased by $0.8 million in 2012 compared to 2011. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 5 of the consolidated financial statements).

        Costs and expenses—other.    Other costs and expenses increased by $5.2 million in 2012 compared to 2011 primarily due to $6.1 million increase in promote fees paid.

        Equity income from unconsolidated subsidiaries.    Equity income from unconsolidated subsidiaries increased to $6.3 million in 2012 from $2.9 million in 2011. This increase was due primarily to a $2.4 million increase in equity income recorded by FirstCity Denver in 2012 compared to 2011 from its equity-method investment in a manufacturing concern involved in the prefabricated building industry. In December 2012, this manufacturing entity sold substantially all of its net assets for a gain of $8.0 million. As a result of this transaction, we do not expect significant future operations from this investment.

        Gain on business combinations.    In 2012, FirstCity Denver acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company's debt obligation to FirstCity Denver. The acquisition of the operating assets by FirstCity Denver was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the net assets acquired exceeded the $2.5 million purchase price by approximately $0.9 million, which FirstCity Denver recognized as "Gain on business combination" in its consolidated statement of earnings in 2012.

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

        Net income attributable to noncontrolling interests.    Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver's ownership in these consolidated entities ranges from 70%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform remained constant in 2012 compared to 2011.

Corporate and Other

        Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments consist primarily of certain corporate salaries and benefits, accounting fees and legal expenses. These costs and expenses increased to $11.7 million in 2012 compared to $7.8 million in 2011, primarily due to $3.2 million of additional costs incurred in 2012 relating to the Board of Directors' review of potential strategic alternatives to secure funding for the Company. Corporate salaries and benefits also increased by $1.0 million due primarily to additional compensation recognized in 2012 compared to 2011 under the Company's executive management compensation plans.

Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment

        Revenues with respect to the Company's PAA&R business segment consist primarily of (1) income and gains from our Portfolio Assets and loan investments (including SBA lending activities); (2) equity income from our Acquisition Partnerships; and (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as "Income from Portfolio Assets" on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as "Equity income from unconsolidated subsidiaries." Furthermore, since we operate as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as "Servicing fees" on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

        The following table includes information related to Portfolio Assets acquired by the Company in 2012 and 2011.

	Year Ended December 31, 2012
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$11,524	$—	$453,354	$464,878
Total purchase price	$4,267	$—	$211,413	$215,680
Total equity invested by all investors	$4,299	$—	$213,359	$217,658
Total equity invested by FirstCity	$4,299	$—	$33,082	$37,381
Total number of Portfolio Assets	155	—	682	837

	Year Ended December 31, 2011
	Wholly-Owned Consolidated	Majority-Owned Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$18,170	$15,437	$524,522	$558,129
Total purchase price	$4,285	$10,960	$272,078	$287,323
Total equity invested by all investors	$4,305	$11,031	$274,079	$289,415
Total equity invested by FirstCity	$4,305	$9,928	$43,806	$58,039
Total number of Portfolio Assets	65	19	768	852

        The table below provides a summary of our Portfolio Assets as of December 31, 2012 and 2011, respectively. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$28,487	$73,154
Business assets	4,047	10,742
Other	3,087	3,754
Latin America—commercial real estate	1,034	50
Europe—commercial real estate	3,449	4,267
Other	5,194	5,904

Outstanding balance	45,298	97,871
Allowance for loan losses	(394)	(781)

Total Loan Portfolios, net	44,904	97,090
Real estate held for sale, net	10,171	26,856

Total Portfolio Assets, net	$55,075	$123,946

        The following tables provide a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets for the years ended December 31, 2012 and 2011:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America		Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance,
January 1, 2012	$553	$185	$38	$—	$—	$—	$—	$5	$781
Provisions	1,996	329	15	100	—	—	—	130	2,570
Recoveries	(21)	(87)	—	—	—	—	—	—	(108)
Charge offs	(2,528)	(401)	(53)	—	—	—	—	(94)	(3,076)
Transfer from "held for sale" classification (see Note 4)	—	—	—	210	—	—	—	—	210
Translation adjustments	—	—	—	17	—	—	—	—	17

Ending balance,
December 31, 2012	$—	$26	$—	$327	$—	$—	$—	$41	$394

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America		Europe
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	UBN	Other	Total
Beginning balance,
January 1, 2011	$354	$252	$90	$260	$—	$866	$43,291	$49	$45,162
Provisions	1,702	519	24	103	64	—	—	199	2,611
Recoveries	(164)	(13)	(7)	—	—	—	(719)	(28)	(931)
Charge offs	(1,339)	(573)	(69)	—	—	(856)	(701)	(215)	(3,753)
Removal upon sale of loans	—	—	—	—	—	—	(45,002)	—	(45,002)
Transfer to "held for sale" classification (see Note 4)	—	—	—	(317)	(62)		—	—	(379)
Translation adjustments	—	—	—	(46)	(2)	(10)	3,131	—	3,073

Ending balance,
December 31, 2011	$553	$185	$38	$—	$—	$—	$—	$5	$781

        Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the Company's 2012 consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company's loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit- Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Total
United States	$—	$4,914	$14,685	$20,910	$239	$40,748
Germany	—	—	2,927	522	—	3,449
Mexico(1)	—	—	—	707	—	707

Total	$—	$4,914	$17,612	$22,139	$239	$44,904

	December 31, 2011
	Income-Accruing Loans		Non-Accrual Loans
			Purchased Credit- Impaired Loans
					Other
	Purchased Credit- Impaired Loans
		Other	Cash basis	Cost recovery basis	Cash basis	Total
United States	$9,429	$4,749	$50,133	$27,313	$1,149	$92,773
Germany	—	—	3,700	567	—	4,267
Mexico(1)	—	—	—	4,851	—	4,851

Total	$9,429	$4,749	$53,833	$32,731	$1,149	$101,891

(1)
Classified and reported as "Assets held for sale" on FirstCity's consolidated balance sheets. In July 2012, the Company sold certain Mexican subsidiaries with holdings in these held-for-sale loan Portfolio Assets. See Note 4 of the consolidated financial statements for additional information.

Lower Middle-Market Company Capital Investments—Special Situations Platform Business Segment

        Revenues with respect to the Company's Special Situations business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity income from unconsolidated investments accounted for under the equity method of accounting.

        Investments by FirstCity Denver since its inception in April 2007 are summarized below:

		FirstCity Denver's Investment
	Total Investment
(Dollars in thousands)		Debt	Equity	Total
Total 2012	$1,000	$1,000	$—	$1,000
Total 2011	3,301	1,200	2,101	3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Liquidity and Capital Resources

  Overview

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held lower middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. The majority of the Company's assets remain pledged to secure bank debt, making it more difficult to obtain third-party financing. As of December 31, 2012, the Company had $39.9 million of cash on its consolidated balance sheet, but $24.1 million of this cash could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 19 of the Company's 2012 consolidated financial statements for additional information) and was not available for our general operations.

        Our ability to fund operations and make new investments is dependent on (1) anticipated cash flows from our unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (as discussed below); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America (as discussed below); and (5) our investment agreement with VIP (as discussed below). Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors could have a negative impact on our ability to generate sufficient cash flows to support our business.

        Historically, the Company's primary sources of funding for purchasing distressed loan portfolios were loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt. A substantial majority of the Company's portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc.

        Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group's acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company's revolving loan facility in a wind-down structure. In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million ("Reducing Note Facility") under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company. The Reducing Note Facility permitted a monthly cash leak-through to the Company to cover the overhead of the ongoing business and a cash flow leak-through of 20% of cash flows up to a maximum amount of $20 million after the payment of interest and overhead allowance. The lack of a corporate line of credit substantially restricted the Company's ability to acquire loan portfolios. As a result, the Company's source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

        Due to a lack of funding, the Company was unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company's new acquisitions were off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms. The Company was unable to obtain financing to purchase investments for its own account on reasonable terms. As a result, the Company's balance sheet began to shrink as its existing portfolios matured and new acquisitions were off-balance sheet and the value of its servicing platform diminished.

  Bank of Scotland and Bank of America Loan Facilities

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

  FNBCT Loan Facility

        FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At December 31, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. Additional information regarding this loan facility is included under the heading "Credit Facilities" below.

  Investment Agreement with Värde Investment Partners, L.P. ("VIP")

        FirstCity and VIP are parties to an investment agreement, effective April 1, 2010, whereby VIP may invest, at its discretion, in distressed loan portfolios and similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the investment agreement are as follows:

  •
  FirstCity acts as the exclusive servicer for the investment portfolios;

  •
  FirstCity provides VIP with a "right of first refusal" with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

  •
  FirstCity, at its determination, co-invests between 5% and 25% in each investment;

  •
  FirstCity receives a $200,000 monthly fee and VIP pays FirstCity's pro rata share of due diligence expenses incurred in connection with proposed investments based upon its respective equity percentage of the acquisition entity;

  •
  FirstCity receives a base servicing fee (based on investment portfolio collections) and is eligible to receive additional incentive-based servicing fees (depending on the performance of the portfolios acquired); and

  •
  FirstCity is eligible to receive incentive-based management fees (depending on the aggregate amount and performance of the portfolios acquired).

        The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FirstCity and VIP. FirstCity Servicing Corporation ("FC Servicing") will be the servicer for all of the acquisition entities formed by FC Diversified Holdings LLC ("FC Diversified") and VIP (subject to removal by VIP on a pool-level basis under certain conditions). The parties may terminate the Investment Agreement prior to June 30, 2015 under certain conditions.

        The cash flows from the assets and equity interests from the Company's Portfolio Asset investments made in connection with the investment agreement with VIP, which are held by FC Investment and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

  Cash Flow Activity

  Consolidated Cash Flows

        The following table summarizes our consolidated cash flow activity for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Net cash used in operating activities	$(4,588)	$(21,801)
Net cash provided by investing activities	129,458	114,401
Net cash used in financing activities	(119,906)	(103,914)
Effect of exchange rate changes on cash and cash equivalents	175	(481)

Net increase (decrease) in cash and cash equivalents	$5,139	$(11,795)

        Our operating activities from continuing operations used cash of $4.6 million in 2012 and $21.8 million in 2011. Net cash used by operations in 2012 was comprised primarily of $19.0 million of net earnings; an $8.9 million net increase from activity related to SBA loans held for sale; $26.1 million of net non-cash reductions for Portfolio Asset income accretion and gains; a $15.2 million non-cash deduction for equity income from our unconsolidated subsidiaries; $4.2 million of non-cash deductions for gains attributed primarily to SBA loan sales, sale of subsidiaries, and a business combination; and $7.6 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used by operations in 2011 was comprised primarily of $33.0 million of net earnings; a $7.3 million net increase from activity related to SBA loans held for sale; $36.2 million of net non-cash reductions for Portfolio Asset income accretion and gains; $32.6 million of non-cash deductions for gains attributed primarily to debt extinguishment, SBA loan sales and subsidiary sales; and $9.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

        Our investing activities from continuing operations provided cash of $129.5 million in 2012 and $114.4 million in 2011. Net cash provided by investing activities in 2012 was attributable primarily to $85.4 million of Portfolio Asset principal collections (net of purchases) and $48.6 million of distributions from our unconsolidated subsidiaries, and $32.2 million in proceeds from the sale of equity investments and consolidated subsidiaries, off-set partially by $33.6 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships), and a $2.9 million decrease in cash upon the deconsolidation of a subsidiary. Net cash provided by investing activities in 2011 was attributable primarily to $118.1 million of Portfolio Asset principal collections (net of purchases) and $43.5 million of distributions from our unconsolidated subsidiaries, off-set partially by $44.7 million of contributions to our unconsolidated subsidiaries. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

        Our financing activities from continuing operations used cash of $119.9 million in 2012 and $103.9 million in 2011. In 2012, net cash used by financing activities was attributable primarily to $107.5 million of net principal payments on notes payable (net of borrowings), and $12.0 million of cash distributions to noncontrolling interests. In 2011, net cash used by financing activities was attributable primarily to $78.4 million of net principal payments on notes payable (net of borrowings), $19.9 million of cash distributions to noncontrolling interests, and a $4.3 million reduction in secured borrowings related to SBA loan sales activity. The remaining changes in all periods were due to net changes in other accounts related to our financing activities.

        Cash paid for interest on our credit facilities and other borrowings approximated $2.8 million and $10.9 million in 2012 and 2011, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity's average outstanding debt decreased to $139.5 million for 2012 from $252.5 million for 2011, while the average cost of borrowings decreased to 4.1% in 2012 compared to 5.8% in 2011. The decrease in the Company's debt level since 2011 is a result of principal repayments on our Bank of Scotland loan facility, combined with the results from our refinancing this loan facility with Bank of Scotland in December 2011. The decrease in the Company's average cost of borrowings was due primarily to the lower interest charged on our Bank of Scotland loan facility (as refinanced in December 2011) compared to the interest rate under the loan facility that we had with Bank of Scotland in 2011. See discussion under the heading "Credit Facilities" below for more information on the Company's loan facilities with Bank of Scotland.

  Cash Flows from Consolidated Railroad Operations

        The following is an analysis of the cash flows related to FirstCity's majority-owned railroad operation for 2012 and 2011. The cash flow effects described below are included in the Company's analysis of its consolidated cash flows from continuing operations for 2012 and 2011, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

        The operating activities of the railroad subsidiary provided cash of $4.6 million for the year ended December 31, 2012, due primarily to net earnings of $3.7 million and $0.9 million of net increases related to changes in operating assets and liabilities, off-set partially by $0.9 million of non-cash deductions attributed to gains recognized on a business combination. The railroad subsidiary's investing activities used cash of $6.0 million in 2012, primarily for the $2.4 million purchase of a rail-served debris transfer station and $3.6 million for purchases of property and equipment. The railroad subsidiary's financing activities provided cash of $1.5 million in 2012, attributable to $1.9 million of net borrowings on bank notes payable; off-set partially by $0.4 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

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

  Credit Facilities

  Bank of Scotland Credit Facilities

  Reducing Note Facility—Bank of Scotland

        In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and BoS(USA), Inc. and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity's subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment and its subsidiaries, which hold investments made in connection with FirstCity's investment agreement with VIP (discussed above), and various other investments that FirstCity originated subsequent to June 2010, were not subject to the security interest requirements of the Reducing Note Facility.

        In December 2011, FirstCity entered into an agreement to amend and restate the Reducing Note Facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under the Reducing Note Facility, as amended ("BoS Facility A"), was reduced by the assumption of $25.0 million of debt ("BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction primarily from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America ("BoA Loan") and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past three years). As a result of its December 2011 debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland—which, in turn, will provide more liquidity in the future to fund investment opportunities.

  BoS Facility A—Bank of Scotland

        At December 31, 2012, the unpaid principal balance on BoS Facility A was $31.1 million and the unamortized fair value discount was $1.1 million. Prior to December 2012, a portion of the unpaid principal balance included Euro-denominated debt that FirstCity used to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 12). The Euro-denominated debt was paid off in December out of proceeds from the sale of the Company's investment in UBN, SAS (see Note 3). The primary terms and conditions of FC Commercial's loan facility with Bank of Scotland under BoS Facility A are as follows:

  •
  Release of assets of FH Partners LLC (the "FH Partners Assets") which secured the Reducing Note Facility to allow FH Partners LLC to pledge the FH Partners Assets as collateral for the BoA Loan (Bank of Scotland was granted a subordinated security interest in these assets);

  •
  Repayment will be made over time (no scheduled amortization) as cash flows are realized from the pledged assets (primarily loans, real estate and equity investments) other than the FH Partners Assets;

  •
  Additional repayment will be made from residual cash flows from the FH Partners Assets from excess cash flow released to FH Partners LLC under the loan facility for the BoA Loan ("FH Partners Excess Cash Flow") and after the payment of the BoA Loan;

  •
  Fixed annual interest rate equal to 0.25%;

  •
  Maturity date of December 19, 2014;

  •
  Unlimited guaranty provided by FirstCity for the repayment of the indebtedness under BoS Facility A;

  •
  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $5.4 million;

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

  •
  FirstCity must maintain a minimum tangible net worth (as defined in the amended and restated reducing note facility agreement with Bank of Scotland) of $90.0 million;

  •
  Release of FC Commercial, FH Partners LLC, FLBG Corp, FirstCity, and certain FirstCity subsidiaries obligated under the Reducing Note Facility from liability for payment to Bank of Scotland or BoS-USA for the $25.0 million loan principal amount assumed by FLBG2 (under BoS Facility B with BoS-USA); and

  •
  Guaranty provided by FLBG Corp. and a substantial majority of its subsidiaries, which are the entities that were primarily subject to the obligations of the Reducing Note Facility (the "Covered Entities").

        This loan facility is secured by substantially all of the assets of the Covered Entities. FH Partners LLC provides a subordinated guaranty of the BoS Facility A (subordinated to the BoA Loan) and a subordinated security interest in the FH Partners Assets. FC Servicing does not guarantee the BoS Facility A, but provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from agreements entered into prior to the execution of the Reducing Note Facility.

        BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2012, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

  BoS Facility B—Bank of Scotland

        At December 31, 2012, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (as described under the heading Reducing Note Facility—Bank of Scotland above). The primary terms and conditions of FLBG2's $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

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

        The assets of FLBG2 consist of loans transferred to it by the Covered Entities for nominal consideration. FirstCity has not received any significant cash flows from the assets of FLBG2 and has not allocated any value to such assets for the past three years. FLBG2 has no assets other than the loans pledged to this loan facility, and has no intent to actively pursue collection of these assets. FLBG2 has no alternative sources of income or liquidity. FirstCity and its other subsidiaries are not obligated to provide any additional funds or capital to FLBG2, do not guaranty the repayment of BoS Facility B, and do not intend to contribute any funds to FLBG2 or pay any amounts owed by FLBG2 under BoS Facility B (before or after its maturity).

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

        BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2012, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

  Bank of America

        On December 20, 2011, FH Partners LLC, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility ("BoA Loan") that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility (as described above). At December 31, 2012, the unpaid principal balance under this loan facility was $16.2 million. The primary terms and conditions under the BoA Loan are as follows:

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

        The BoA Loan contains covenants, representations and warranties on the part of FH Partners LLC that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At December 31, 2012, FH Partners LLC was in compliance with all covenants or other requirements set forth in the BoA Loan.

  Wells Fargo Capital Finance

        At December 31, 2012, American Business Lending, Inc. ("ABL"), a wholly-owned subsidiary of FirstCity, had a $25.0 million revolving loan facility with Wells Fargo Capital Finance ("WFCF") for the purpose of financing and acquiring SBA loans. The unpaid principal balance on this loan facility at December 31, 2012 was $15.2 million. This credit facility matures in January 2015, and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are as follows.

  •
  Provides for maximum outstanding borrowings of up to $25.0 million ("Maximum Credit Line");

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

  •
  Provides for a prepayment fee in the event of ABL's termination of the credit facility equal to 3.0% of the Maximum Credit Line if prepayment is made on or before January 31, 2013, or 2.0% of the Maximum Credit Line if prepayment is made between January 31, 2013 and January 30, 2015; and

  •
  Provides for an initial maturity date of January 31, 2015 (which may be extended upon agreement by WFCF and ABL).

        The WFCF credit facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels.

        In addition, the WFCF credit facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF credit facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At December 31, 2012, ABL was in compliance with all covenants or other requirements set forth in the WFCF credit facility.

  First National Bank of Central Texas (FC Investment Holdings Corporation)

        On May 21, 2012, FC Investment Holdings Corporation ("FC Investment"), a FirstCity wholly-owned subsidiary, as borrower, and FirstCity, as guarantor, and First National Bank of Central Texas ("FNBCT"), as lender, entered into a loan agreement dated May 16, 2012 (the "FNBCT Loan Facility"). In addition, on May 21, 2012, FirstCity executed a guaranty agreement that provided for its unlimited guaranty for repayment of the indebtedness of FC Investment including, without limitation, under the FNBCT Loan Facility. The FNBCT Loan Facility is a $15.0 million revolving loan facility that provides funding for FC Investment and its subsidiaries to finance the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. The primary terms and conditions of the FNBCT Loan Facility are as follows:

  •
  Provides maximum outstanding borrowings up to $15.0 million;

  •
  The loan facility is secured by security interests in substantially all of the assets of FC Investment and its subsidiaries (the "Covered Entities"). FC Servicing, a FirstCity wholly-owned subsidiary, provides a security interest in servicing fees payable to it by the Covered Entities and the non-wholly owned portfolio entities owned by the Covered Entities. FC Servicing does not provide a security interest in servicing agreements entered into with the Covered Entities, or in any of its other assets and does not guaranty the obligations under this loan facility;

  •
  Provides that no advance will be made that causes the outstanding balance of the loan facility to exceed an amount equal to 25.0% of the net present value of the equity interests and loans and other assets owned by the Covered Entities which are pledged to secure the loan facility reduced by any reserves established by FNBCT related to the pledged loans and other assets and the pledged equity interests ("Net Present Collateral Value");

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

  •
  FC Investment must maintain a minimum tangible net worth (defined) of $75.0 million (on a consolidated basis); and

  •
  The FNBCT Loan Facility and other loan documents do not create any security interest in the property of, or impose any contractual limitations upon, FirstCity Commercial Corporation, FH Partners LLC, FLBG Corporation or any of their subsidiaries, which are FirstCity subsidiaries and are parties to, or provide guaranties or security interests with respect to, FirstCity's loan facility with Bank of Scotland.

        In addition to the foregoing, the FNBCT Loan Facility contains representations, warranties and certain other covenants on the part of FC Investment, FirstCity and the other Covered Entities that are typical for a loan facility of this type. Furthermore, the FNBCT Loan Facility and related loan documents contain customary events of default, including, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, FNBCT may accelerate the indebtedness under this loan facility. At December 31, 2012, FC Investment was in compliance with all covenants or other requirements set forth in the FNBCT Loan Facility.

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

  Loan Portfolio Assets—Revenue and Impairment Recognition

        A substantial majority of the Company's Portfolio Assets include acquired loans and loan portfolios with evidence of credit deterioration since origination ("Purchased Credit-Impaired Loans") at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

        Real estate held for sale primarily includes real estate acquired through loan foreclosure. The Company classifies a property as held for sale if (1) management commits to a plan to sell the property; (2) the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value; and (3) management considers the sale of such property within one year of the balance sheet date to be probable. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan's carrying value) or estimated fair value less disposition costs at the date of foreclosure—establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property's fair value less estimated disposition costs at the foreclosure date, is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred. Real estate properties acquired through loan foreclosure are classified as held for sale, and carried on the Company's consolidated balance sheet at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property's fair value less estimated disposition costs is less than its carrying amount, and charged to operations in the period the impairment is identified.

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

        Troubled Debt Restructurings (TDRs):    In situations where, for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Modification of loan terms that may be considered a concession to the borrower may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we may forgive loan principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans.

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

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2012 and 2011, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2012, the Company continues to retain net operating loss carryforwards for U.S. federal income tax purposes of approximately $7.8 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

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

        In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the "highest and best use" concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted this guidance for the quarterly period ended March 31, 2012. Since this guidance was disclosure-only in nature, and since the Company's Level 3 fair value measurements were not significant for the quarterly period ended March 31, 2012, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations.

Effect of Newly Issued Accounting Standards

        In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance simplifies the testing for indefinite lived intangible assets impairment by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount before proceeding to the quantitative impairment test. The effective date of this guidance was January 1, 2013. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

        In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. This effective date of guidance is effective for annual and interim periods beginning on January 1, 2013. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

        In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$39,941	$34,802
Restricted cash	1,154	1,229
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $394 and $781	44,904	97,090
Real estate held for sale, net	10,171	26,856

Total Portfolio Assets	55,075	123,946
Loans receivable:
Loans receivable—affiliates	6,584	6,719
Loans receivable—SBA held for sale	1,087	7,614
Loans receivable—SBA held for investment, net of allowance for loan losses of $518 and $333	19,372	19,151
Loans receivable—other, net of allowance for loan losses of $1,083	7,530	12,212

Total loans receivable, net	34,573	45,696
Investment securities available for sale	1,670	3,798
Investments in unconsolidated subsidiaries	77,466	109,393
Service fees receivable ($793 and $834 from affiliates)	872	913
Servicing assets—SBA loans	1,131	1,090
Assets held for sale	—	9,886
Other assets	32,755	25,593

Total Assets(1)	$244,637	$356,346

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other debt obligations	$76,945	$189,936
Liabilities associated with assets held for sale	—	5,317
Other liabilities	30,425	23,690

Total Liabilities(2)	107,370	218,943
Commitments and contingencies (Note 21)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 12,056,197 and 11,890,590, respectively; shares outstanding: 10,556,197 and 10,390,590, respectively)	121	119
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	107,378	106,330
Retained earnings	32,729	18,391
Accumulated other comprehensive loss	(577)	(1,941)

FirstCity Stockholders' Equity	128,728	111,976
Noncontrolling interests	8,539	25,427

Total Equity	137,267	137,403

Total Liabilities and Equity	$244,637	$356,346

(1)
Our consolidated assets at December 31, 2012 and December 31, 2011 include the following assets of certain variable interest entities ("VIEs") that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $24.1 million and $20.4 million; Portfolio Assets, $42.1 million and $98.4 million; Loans receivable, $33.1 million and $45.7 million; Equity investments, $21.6 million and $51.7 million; various other assets, $32.9 million and $35.9 million; and Total assets, $153.8 million and $252.2 million, respectively.

(2)
Our consolidated liabilities at December 31, 2012 and December 31, 2011 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $26.5 million and $70.2 million; Other liabilities, $18.2 million and $19.0 million; and Total liabilities, $44.6 million and $89.2 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenues:
Servicing fees ($15,893 and $10,151 from affiliates, respectively)	$16,918	$11,065
Income from Portfolio Assets	26,707	40,622
Gain on sale of SBA loans held for sale, net	1,481	2,261
Gain on sale of investment securities	343	90
Interest income from SBA loans	1,507	1,433
Interest income from loans receivable—affiliates	840	2,942
Interest income from loans receivable—other	369	606
Revenue from railroad operations	12,481	6,989
Other income	9,935	8,309

Total revenues	70,581	74,317

Costs and expenses:
Interest and fees on notes payable to banks and other	5,429	13,032
Interest and fees on notes payable to affiliates	—	1,502
Salaries and benefits	24,756	22,794
Provision for loan and impairment losses	3,930	4,165
Asset-level expenses	3,370	6,094
Costs and expenses from railroad operations	9,538	4,583
Other costs and expenses	21,166	16,429

Total costs and expenses	68,189	68,599

Earnings before other revenue and income taxes	2,392	5,718
Equity income from unconsolidated subsidiaries	15,244	2,231
Gain on business combinations	935	433
Gain on debt extinguishment	—	26,543
Gain on sale of subsidiaries	1,451	1,818

Earnings before income taxes	20,022	36,743
Income tax expense (benefit)	974	3,702

Net earnings	19,048	33,041
Less: Net income attributable to noncontrolling interests	4,710	8,824

Net earnings attributable to FirstCity	$14,338	$24,217

Basic earnings per share of common stock	$1.36	$2.34
Diluted earnings per share of common stock	$1.35	$2.33

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011
Net earnings	$19,048	$33,041
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	561	(868)
Reclassification adjustment for gains on securities available for sale included in net earnings, net of tax	(501)	(97)
Foreign currency translation adjustments	54	(1,237)
Reclassification adjustment for foreign currency losses included in net earnings, net of tax	1,028	—

Total other comprehensive income, net of tax	1,142	(2,202)

Total comprehensive income	20,190	30,839
Less comprehensive income attributable to noncontrolling interests:
Net income	(4,710)	(8,824)
Net unrealized (gain) loss on securities available for sale, net of tax	(15)	202
Foreign currency translation adjustments	237	124

Comprehensive income attributable to FirstCity	$15,702	$22,341

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	FirstCity Stockholders
	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2010	$118	$(10,923)	$105,038	$(5,826)	$(65)	$36,398	$124,740
Net earnings	—	—	—	24,217	—	8,824	33,041
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(763)	(202)	(965)
Foreign currency translation adjustments	—	—	—	—	(1,113)	(124)	(1,237)
Issuance of common stock under stock-based compensation plans	1	—	69	—	—	—	70
Stock-based compensation expense	—	—	739	—	—	—	739
Sales of subsidiary shares in noncontrolling interests	—	—	484	—	—	207	691
Distributions to noncontrolling interests	—	—	—	—	—	(19,904)	(19,904)
Other	—	—	—	—	—	228	228

Balances, December 31, 2011	119	(10,923)	106,330	18,391	(1,941)	25,427	137,403
Net earnings	—	—	—	14,338	—	4,710	19,048
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	45	15	60
Foreign currency translation adjustments	—	—	—	—	1,319	(237)	1,082
Issuance of common stock under stock-based compensation plans	2	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	1,050	—	—	—	1,050
Deconsolidation and disposition of majority-owned entities (see Note 3)	—	—	—	—	—	(9,334)	(9,334)
Distributions to noncontrolling interests	—	—	—	—	—	(11,990)	(11,990)
Other	—	—	—	—	—	(52)	(52)

Balances, December 31, 2012	$121	$(10,923)	$107,378	$32,729	$(577)	$8,539	$137,267

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$19,048	$33,041
Adjustments to reconcile net earnings to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(11,034)	(21,801)
Proceeds from sales of SBA loans held for sale, net	19,937	29,146
Proceeds applied to income from Portfolio Assets	600	4,470
Income from Portfolio Assets	(26,707)	(40,622)
Provision for loan and impairment losses	3,930	7,258
Foreign currency transaction gains, net	(185)	533
Equity income from unconsolidated subsidiaries	(15,244)	(2,231)
Gain on sale of SBA loans held for sale, net	(1,481)	(2,261)
Gain on sale of subsidiaries and equity investments	(1,451)	(2,172)
Gain on debt extinguishment	—	(26,543)
Gain on sale of railroad property	—	(1,087)
Gain on business combinations	(935)	(433)
Gain on sale of investment securities	(343)	(90)
Depreciation and amortization, net	3,631	2,533
Increase in other assets	(1,707)	(2,778)
Increase in other liabilities	7,941	815
Other, net	(588)	421

Net cash used in operating activities	(4,588)	(21,801)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,880)	(1,734)
Proceeds from sale of railroad property	—	1,372
Proceeds from sale of equity investments and consolidated subsidiaries	32,189	253
Proceeds from sale and deconsolidation of subsidiaries, net of cash disposed	—	2,561
Cash paid for business combinations, net of cash acquired	123	(2,599)
Decrease in cash from deconsolidation of subsidiary	(2,855)	—
Net principal payments on loans receivable	1,897	2,206
Purchases of SBA loans held for investment	—	(696)
Net principal advances on SBA loans held for investment	(1,083)	(3,685)
Purchase of investment securities available for sale	—	(3,843)
Net principal payments on investment securities available for sale	1,170	1,789
Proceeds from sale of investment securities	1,459	1,980
Purchases of Portfolio Assets	(4,720)	(14,894)
Proceeds applied to principal on Portfolio Assets	90,139	132,947
Contributions to unconsolidated subsidiaries	(33,606)	(44,723)
Distributions from unconsolidated subsidiaries	48,625	43,467

Net cash provided by investing activities	129,458	114,401

Cash flows from financing activities:
Borrowings under notes payable to affiliates	—	696
Borrowings under notes payable to banks and other	22,429	96,796
Principal payments of notes payable to affiliates	—	(3,237)
Principal payments of notes payable to banks and other	(129,937)	(172,641)
Proceeds from secured borrowings, net	—	(4,302)
Distributions to noncontrolling interests	(11,990)	(19,904)
Other, net	(408)	(1,322)

Net cash used in financing activities	(119,906)	(103,914)

Effect of exchange rate changes on cash and cash equivalents	175	(481)

Net increase (decrease) in cash and cash equivalents	5,139	(11,795)
Cash and cash equivalents, beginning of period	34,802	46,597

Cash and cash equivalents, end of period	$39,941	$34,802

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,825	$10,869
Cash paid during the period for income taxes, net of refunds	1,698	3,473

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

        The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of under-performing and non-performing loans, and to a lesser extent, performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held lower middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in distressed debt transactions and leveraged buyouts. Refer to Note 18 for additional information on the Company's major business segments.

        In December 2012, the Company entered into a definitive merger agreement with Hotspurs Holdings LLC ("Parent") and Hotspurs Acquisition Corporation ("Merger Subsidiary") pursuant to which the Company will become a private company that is wholly owned by Parent. Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde Partners, Inc. ("Värde"). Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in the second quarter of 2013. Consummation of the merger is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company's common stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission recommending that the Company's stockholders adopt the merger agreement.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

presentation. These reclassifications were not significant and have no impact on FirstCity's net earnings, total assets or stockholders' equity.

  Consolidated Subsidiaries

        If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity ("VIE"). We consolidate all VIEs where we are the primary beneficiary as prescribed by the FASB's accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 19 for more information regarding the Company's involvement with VIEs.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

        The following is a summary of the Company's combined ownership interests in unconsolidated equity-method subsidiaries at December 31, 2012 and 2011:

	Ownership Interests
	2012	2011
Acquisition Partnerships:
Domestic	10% - 50%	10% - 50%
Latin America	8% - 50%	8% - 50%
Europe	N/A	22% - 50%
Operating and Servicing Entities:
Domestic	39% - 49%	39% - 49%
Latin America	50%	50%
Europe	25%	16% - 37%

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

Estimates that are particularly susceptible to significant change in the near-term relate to (1) the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; (2) valuation of deferred tax assets and assumptions used in the calculation of income taxes; (3) valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization entities) and related allowances for loan losses, real estate, and investments in unconsolidated subsidiaries; (4) guarantee obligations and indemnifications; and (5) legal contingencies. In addition, management has made significant estimates with respect to the valuation of assets, liabilities, non-controlling interests and contingencies attributable to business combinations (see Note 3), and fair value measurements of debt instruments resulting from its debt refinancing arrangement in December 2011 that was accounted for as a debt extinguishment (see Note 2). These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. The continuance of challenging economic conditions and disruptions in the financial, capital, real estate and foreign currency markets, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

        The following is a description of the classifications and related accounting policies for the Company's significant classes of Portfolio Assets:

  Purchased Credit-Impaired Loans

        The Company accounts for acquired loans and loan portfolios with evidence of credit deterioration since origination ("Purchased Credit-Impaired Loans") at fair value on the acquisition date. The amounts paid for Purchased Credit-Impaired Loans reflect the Company's determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews each individual loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into static pools based on common risk characteristics (primarily loan type and collateral). Static pools of individual loan accounts may be established and accounted for as a single economic unit for the recognition of income, principal payments and loss provision. Once a static loan pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes off the loan). At acquisition, the Company determines the excess of the scheduled contractual payments over all cash flows expected to be collected for the loan or loan pool as an amount that should not be accreted ("nonaccretable difference"). The excess of the cash flows from the loan or loan pool expected to be collected at acquisition over the initial investment ("accretable difference") is recognized as interest income over the remaining life of the loan or loan pool on a level-yield basis ("accretable yield"). The discount (i.e. the difference between the cost of each loan or loan pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each contractual receivable balance. As a result, these loans and loan pools are recorded at cost (which approximates fair value) at the time of acquisition.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

        Cost-recovery method of accounting.    If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $22.1 million at December 31, 2012 and $27.9 million at December 31, 2011.

        Cash basis method of accounting.    If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan's cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers' inability to obtain financing to refinance the loans). The carrying value of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $17.6 million and $53.8 million at December 31, 2012 and December 31, 2011, respectively.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

        When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At December 31, 2012 and December 31, 2011, accumulated depreciation and amortization was not significant.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

        Troubled debt restructurings (TDRs):    In situations where, for economic or legal reasons related to a borrower's financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Modification of loan terms that may be considered a concession to the borrower may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we may forgive loan principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs are considered impaired loans.

  (h) Investment Securities Available-for-Sale

        The Company has investment securities that consist of purchased beneficial interests in securitized financial assets. The Company also had an investment in a marketable equity security, which was sold in December 2012. We classify and account for these securities as available-for-sale and, accordingly, we measure the securities at fair value on the consolidated balance sheet, with unrealized gains and losses included in "Accumulated other comprehensive income." Fair value of the purchased beneficial interests are estimated based on the present value of expected collections on the underlying receivables using an internal valuation model, incorporating market-based assumptions when such information is available. Fair value of the equity security was measured using quoted market prices in an active

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

exchange market for the identical asset. Additional information on the fair value measurement is included in Note 17.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

  (k) Revenue Recognition and Contingent Liabilities—Special Situations Platform Subsidiaries

        The Company's consolidated railroad subsidiaries (under its Special Situations Platform) interchange rail cars with connecting carriers, provide rail freight services for on-line customers, operate a transload facility, and operate a rail-served debris transfer station. Freight revenue is recognized at the time the shipment is either delivered to or received from the connecting carrier at the point of interchange. Industrial switching and other service revenues are recognized as such services are provided.

        Certain managers of our Special Situations Platform are party to a management agreement that allows them to participate in the net profits of the underlying investments within the Special Situations Platform. In accordance with this agreement, investments are pooled by year and tracked for performance. Once a pool earns a 20% internal rate of return, the Company is required to pay the managers 37.5% of the remaining net cash flows received from that pool. The Company recognizes a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

liability for the amount that is deemed estimable and probable to be paid to these employees. The liability is adjusted quarterly as estimates of future net cash flows are revised. At December 31, 2012 and 2011, this liability was $4.9 million and $0.4 million, respectively. In December 2012, the Company's equity-method investment in a manufacturing concern involved in the prefabricated building industry sold substantially all of its net assets for a gain of $8.0 million.

  (l) Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). We translate the results for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We report the resulting gains or losses from translating foreign currency financial statements as a separate component of stockholders' equity in accumulated other comprehensive income or loss. An analysis of the changes in the cumulative adjustments for 2012 and 2011 follows (dollars in thousands):

Balance, December 31, 2010	$(740)
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(1,113)

Balance, December 31, 2011	(1,853)
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	1,319

Balance, December 31, 2012	$(534)

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the Company's operations in the period in which the transaction is settled. Aggregate foreign currency transaction gains and losses included in the consolidated statements of earnings as other expense for 2012 and 2011 were $0.2 million gain and $0.5 million loss, respectively.

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

        The net foreign currency translation gain (loss) included in accumulated other comprehensive income (loss) relating to the Company's Euro-denominated debt (see Notes 2 and 12) was $0.3 million loss for 2012 and $0.3 million gain for 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands, except per share data)	2012	2011
Net earnings	$19,048	$33,041
Less: Net income attributable to noncontrolling interests	4,710	8,824

Net earnings attributable to FirstCity	$14,338	$24,217
Less: Net earnings allocable to participating securities	251	180

Net earnings allocable to common shares	$14,087	$24,037

Weighted-average common shares outstanding—basic	10,333	10,283
Dilutive effect of restricted stock shares	31	8
Dilutive effect of stock options	44	13

Weighted-average common shares outstanding—diluted	10,408	10,304

Net earnings per share:
Basic	$1.36	$2.34

Diluted	$1.35	$2.33

        For the years ended December 31, 2012 and 2011, potentially dilutive securities representing approximately 555,000 and 769,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

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

  Loan Modifications and Loan Pool Accounting

        In April 2011, the FASB issued accounting guidance that clarifies when creditors should classify loan modifications as troubled debt restructurings ("TDRs"). The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The guidance on measuring the impairment of a receivable restructured in a TDR is effective on a prospective basis. This guidance supersedes the FASB's previous deferral of additional disclosures about TDRs. For a loan restructuring to constitute a TDR, a creditor must conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. We adopted this guidance on July 1, 2011, as required. Under this clarified guidance, we do not report loans modified in a TDR that had been fully paid down, charged off or foreclosed upon by period-end. The adoption of this guidance did not have a material impact on our financial statements.

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

        In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the "highest and best use" concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted this guidance for the quarterly period ended March 31, 2012. Since this guidance was disclosure-only in nature, and since the Company's Level 3 fair value measurements were not significant for the quarterly period ended March 31, 2012, the adoption of this updated guidance did not have a material impact on our financial condition and results of operations. Refer to Note 17 for additional information.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

1. Summary of Significant Accounting Policies (Continued)

  (s) Recently Issued Accounting Standards

        In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance simplifies the testing for indefinite lived intangible assets impairment by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount before proceeding to the quantitative impairment test. The effective date of this guidance was January 1, 2013. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

        In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. This effective date of guidance is effective for annual and interim periods beginning on January 1, 2013. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

        In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. We believe that the adoption of this guidance will not have a significant impact on our financial condition and results of operations.

2. Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held lower middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. At December 31, 2012, the Company had $24.1 million of cash on its consolidated balance sheet that could only be used to settle the liabilities of certain consolidated VIEs (see Note 19).

        Our ability to fund operations and make new investments is dependent on (1) anticipated cash flows from our unencumbered Portfolio Assets and equity investments; (2) our current holdings of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

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

        Historically, the Company's primary sources of funding for purchasing distressed loan portfolios were loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt. A substantial majority of the Company's portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc.

        Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group's acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company's revolving loan facility in a wind-down structure. In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million ("Reducing Note Facility") under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company. The Reducing Note Facility permitted a monthly cash leak-through to the Company to cover the overhead of the ongoing business and a cash flow leak-through of 20% of cash flows up to a maximum amount of $20 million after the payment of interest and overhead allowance. The lack of a corporate line of credit substantially restricted the Company's ability to acquire loan portfolios. As a result, the Company's source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

        Due to a lack of funding, the Company was unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company's new acquisitions were off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms. The Company was unable to obtain financing to purchase investments for its own account on reasonable terms. As a result, the Company's balance sheet began to shrink as its existing portfolios matured and new acquisitions were off-balance sheet and the value of its servicing platform diminished.

        The following is a summary of FirstCity's investment agreement and primary external lending facilities that it uses to finance and provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  Investment Agreement with Värde Investment Partners, L.P. ("VIP")

        FirstCity, through its wholly-owned subsidiaries FC Diversified Holdings LLC ("FC Diversified") and FirstCity Servicing Corporation ("FC Servicing"), and VIP are parties to an investment agreement, effective April 1, 2010, whereby VIP may invest, at its discretion, in distressed loan portfolios and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the agreement are as follows:

  •
  FirstCity will act as the exclusive servicer for the investment portfolios;

  •
  FirstCity will provide VIP with a "right of first refusal" with regard to distressed asset investment opportunities in excess of $3 million sourced by FirstCity;

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

        The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FirstCity and VIP. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and VIP (subject to removal by VIP on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

        The cash flows from the assets and equity interests from the Company's Portfolio Asset investments made in connection with the investment agreement with VIP, which are held by FC Investment Holdings Corporation ("FC Investment") (a wholly-owned subsidiary of FirstCity) and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

Bank of Scotland Credit Facilities

  Reducing Note Facility—Bank of Scotland

        In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement ("Reducing Note Facility") that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company's outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity's financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity's investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity's subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment and its subsidiaries, which hold investments made in connection with FirstCity's investment agreement with VIP (discussed above), and various other investments that FirstCity originated subsequent to June 2010, were not subject to the security interest requirements of the Reducing Note Facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

        In December 2011, FirstCity entered into an agreement to amend and restate the Reducing Note Facility with Bank of Scotland, which had an unpaid principal balance of approximately $173.2 million at closing. As a result, FirstCity's primary obligation under the Reducing Note Facility, as amended ("BoS Facility A"), was reduced by the assumption of $25.0 million of debt ("BoS Facility B") by a newly-formed, wholly-owned subsidiary of FirstCity, combined with a $53.4 million reduction primarily from proceeds obtained by FirstCity from its new $50.0 million credit facility with Bank of America ("BoA Loan") and other cash payments at closing. FirstCity's remaining $94.8 million debt obligation under BoS Facility A (post-closing) carries a 0.25% annual interest rate through maturity (December 2014), and allows for repayment over time as cash flows from the underlying pledged assets are realized. FirstCity's $25.0 million debt obligation under BoS Facility B does not bear interest, and allows for repayment over time as cash flows from the underlying pledged assets, if any, are realized (FirstCity has not received any significant cash flows from these underlying assets and has not allocated any value to these assets for the past three years). As a result of its December 2011 debt refinancing arrangements, FirstCity was able to significantly reduce its aggregate future cash outlay to Bank of Scotland and Bank of America under these new loan facilities in comparison to the repayment terms under the former Reducing Note Facility with Bank of Scotland—which, in turn, will provide more liquidity in the future to fund investment opportunities.

  BoS Facility A—Bank of Scotland

        At December 31, 2012, the unpaid principal balance on BoS Facility A was $31.1 million and the unamortized fair value discount was $1.1 million. Prior to December 2012, a portion of the unpaid principal balance included Euro-denominated debt that FirstCity used to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe (see Note 12). The Euro-denominated debt was paid off in December out of proceeds from the sale of the Company's investment in UBN, SAS (see Note 3). The primary terms and conditions of FC Commercial's loan facility with Bank of Scotland under BoS Facility A are as follows:

  •
  Release of assets of FH Partners LLC (the "FH Partners Assets") which secured the Reducing Note Facility to allow FH Partners LLC to pledge the FH Partners Assets as collateral for the BoA Loan (Bank of Scotland was granted a subordinated security interest in these assets);

  •
  Repayment will be made over time (no scheduled amortization) as cash flows are realized from the pledged assets (primarily loans, real estate and equity investments) other than the FH Partners Assets;

  •
  Additional repayment will be made from residual cash flows from the FH Partners Assets from excess cash flow released to FH Partners LLC under the loan facility for the BoA Loan ("FH Partners Excess Cash Flow") and after the payment of the BoA Loan;

  •
  Fixed annual interest rate equal to 0.25%;

  •
  Maturity date of December 19, 2014;

  •
  Unlimited guaranty provided by FirstCity for the repayment of the indebtedness under BoS Facility A;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

  •
  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $5.4 million;

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

  •
  FirstCity must maintain a minimum tangible net worth (as defined in the amended and restated reducing note facility agreement with Bank of Scotland) of $90.0 million;

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

        This loan facility is secured by substantially all of the assets of the Covered Entities. FH Partners LLC provides a subordinated guaranty of the BoS Facility A (subordinated to the BoA Loan) and a subordinated security interest in the FH Partners Assets. FC Servicing does not guarantee the BoS Facility A, but provides a non-recourse security interest in certain equity interests owned by it and in most of the servicing fees from agreements entered into prior to the execution of the Reducing Note Facility.

        BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2012, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

  BoS Facility B—Bank of Scotland

        At December 31, 2012, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (as described under the heading Reducing Note Facility—Bank of Scotland above). The primary terms and conditions of FLBG2's $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

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

        The assets of FLBG2 consist of loans transferred to it by the Covered Entities for nominal consideration. FirstCity has not received any significant cash flows from the assets of FLBG2 and has not allocated any value to such assets for the past three years. FLBG2 has no assets other than the loans pledged to this loan facility, and has no intent to actively pursue collection of these assets. FLBG2 has no alternative sources of income or liquidity. FirstCity and its other subsidiaries are not obligated to provide any additional funds or capital to FLBG2, do not guaranty the repayment of BoS Facility B, and do not intend to contribute any funds to FLBG2 or pay any amounts owed by FLBG2 under BoS Facility B (before or after its maturity).

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

        BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At December 31, 2012, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

  Bank of America

        On December 20, 2011, FH Partners LLC, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility ("BoA Loan") that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility (as described above). At December 31, 2012, the unpaid principal balance under this loan facility was $16.2 million. The primary terms and conditions under the BoA Loan are as follows:

  •
  Minimum principal payments through maturity so that the total principal balance outstanding does not exceed the following amounts on the dates indicated: $45.0 million at June 30, 2012;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

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

        The BoA Loan contains covenants, representations and warranties on the part of FH Partners LLC that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At December 31, 2012, FH Partners LLC was in compliance with all covenants or other requirements set forth in the BoA Loan.

  Wells Fargo Capital Finance

        On January 31, 2012, American Business Lending, Inc. ("ABL"), a FirstCity wholly-owned subsidiary, and Wells Fargo Capital Finance ("WFCF") entered into an Amended and Restated Loan Agreement ("WFCF Credit Facility") that amended and restated the existing $25.0 million loan facility agreement, as amended. The WFCF Credit Facility is a $25 million revolving loan facility that provides funding for ABL to finance and acquire SBA 7(a) loans, and is secured by substantially all of ABL's assets. The unpaid principal balance on this loan facility at December 31, 2012 was $15.2 million. In addition, FirstCity provides WFCF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and conditions of the WFCF Credit Facility are as follows:

  •
  Provides for maximum outstanding borrowings of up to $25.0 million ("Maximum Credit Line");

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

  •
  Provides for a prepayment fee in the event of ABL's termination of the credit facility equal to 3.0% of the Maximum Credit Line if prepayment is made on or before January 31, 2013, or 2.0% of the Maximum Credit Line if prepayment is made between January 31, 2013 and January 30, 2015; and

  •
  Provides for an initial maturity date of January 31, 2015 (which may be extended upon agreement by WFCF and ABL).

        The WFCF Credit Facility includes covenants that are customary for a loan facility of this type, including maximum capital expenditure levels and financial covenants related to minimum tangible net worth levels, maximum indebtedness to tangible net worth ratio, maximum delinquent and defaulted loan levels, maximum loan charge-off levels, and minimum net interest coverage levels.

        In addition, the WFCF Credit Facility contains representations and warranties of ABL that are typical for a loan facility of this type. The WFCF Credit Facility also contains customary events of default, including but not limited to, failure to make required payments; failure to comply with certain agreements or covenants; change of control; certain events of bankruptcy and insolvency; and failure to pay certain judgments. In the event that an event of default occurs and is continuing, WFCF may accelerate the indebtedness under this loan facility. At December 31, 2012, ABL was in compliance with all covenants or other requirements set forth in the WFCF Credit Facility.

  First National Bank of Central Texas Loan Facility

        FC Investment has a $15.0 million revolving loan facility (the "FNBCT Loan Facility") with First National Bank of Central Texas ("FNBCT") for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At December 31, 2012, the unpaid principal balance under this revolving loan facility was $2.0 million. The primary terms and conditions of the FNBCT Loan Facility are as follows:

  •
  Provides maximum outstanding borrowings up to $15.0 million;

  •
  The loan facility is secured by security interests in substantially all of the assets of FC Investment and its subsidiaries (the "Covered Entities"). FirstCity Servicing Corporation ("FC Servicing"), a FirstCity wholly-owned subsidiary, provides a security interest in servicing fees payable to it by the Covered Entities and the non-wholly owned portfolio entities owned by the Covered Entities. FC Servicing does not provide a security interest in servicing agreements entered into with the Covered Entities, or in any of its other assets and does not guaranty the obligations under this loan facility;

  •
  Provides that no advance will be made that causes the outstanding balance of the loan facility to exceed an amount equal to 25.0% of the net present value of the equity interests and loans and other assets owned by the Covered Entities which are pledged to secure the loan facility reduced by any reserves established by FNBCT related to the pledged loans and other assets and the pledged equity interests ("Net Present Collateral Value");

  •
  Provides for a fluctuating interest rate equal to the greater of (i) the rate of interest published in the Wall Street Journal as the prime rate of commercial banks, or (ii) 4.0%;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

2. Liquidity and Capital Resources (Continued)

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

  •
  FC Investment must maintain a minimum tangible net worth (defined) of $75.0 million (on a consolidated basis); and

  •
  The FNBCT Loan Facility and other loan documents do not create any security interest in the property of, or impose any contractual limitations upon, FirstCity Commercial Corporation, FH Partners LLC, FLBG Corporation or any of their subsidiaries, which are FirstCity subsidiaries and are parties to, or provide guaranties or security interests with respect to, FirstCity's loan facility with Bank of Scotland.

        In addition to the foregoing, the FNBCT Loan Facility contains representations, warranties and certain other covenants on the part of FC Investment, FirstCity and the other Covered Entities that are typical for a loan facility of this type. Furthermore, the FNBCT Loan Facility and related loan documents contain customary events of default, including, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, FNBCT may accelerate the indebtedness under this loan facility. At December 31, 2012, FC Investment was in compliance with all covenants or other requirements set forth in the FNBCT Loan facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest

  Portfolio Asset Acquisition & Resolution Business Segment

  European Acquisition Partnership and European Servicing Entity—Capital and Ownership Restructure and Subsequent Sale

        In June 2012, the capital and ownership structures of two European entities under common control of FirstCity and a non-affiliated investor group were modified (as agreed upon by FirstCity and the non-affiliated investor group). The entities involved included UBN, SAS ("UBN"), an Acquisition Partnership and MCS et Associés ("MCS"), a servicing entity. At the time of restructure, FirstCity had a direct 70% controlling ownership interest in UBN and a combined direct and indirect 37% noncontrolling ownership interest in MCS. FirstCity's indirect ownership interest in MCS resulted from its ownership in UBN, which had a direct 35% noncontrolling ownership interest in MCS. Under terms of the restructure, FirstCity and the non-affiliated investor group contributed their MCS ownership interests to UBN in exchange for modified ownership interests in UBN that approximated their respective economic interests in these entities (on a combined basis) prior to the restructure. As a result, UBN now has a 100% controlling interest in MCS, and FirstCity's ownership interest in UBN decreased to 38% (the controlling 62% interest in UBN is now held by the non-affiliated investor group). As such, the form of FirstCity's investment in UBN changed from a consolidated subsidiary to an unconsolidated subsidiary (now treated as an equity-method investment), and FirstCity no longer has any direct investment in MCS.

        The restructure resulted in FirstCity's deconsolidation of UBN (since FirstCity now has a noncontrolling interest in UBN) and the exchange of an equity-method investment in MCS with an equity-method investment in UBN. FirstCity accounted for this activity as a non-monetary exchange transaction between entities with common ownership, and accounted for the restructure at historical cost (i.e. there was no impact to FirstCity's consolidated earnings). The net impact to FirstCity's consolidated balance sheet from recording this activity on the restructure date consisted primarily of the following: (1) $2.9 million decrease in cash (remove cash held by UBN upon deconsolidation); (2) $0.5 million non-cash decrease in other liabilities (remove obligations of UBN upon deconsolidation); (3) $8.5 million non-cash decrease in noncontrolling interest (remove the noncontrolling equity interest in UBN attributable to the non-affiliated investor group upon deconsolidation); and (4) $6.1 million non-cash decrease to investments in unconsolidated subsidiaries (upon FirstCity's exchange of an equity-method investment in MCS with an equity-method investment in UBN).

        In December 2012 FirstCity sold its 38% ownership interest in UBN to Miromesnil Gestion, a French societe anonyme, which is a wholly-owned subsidiary of MCS for an aggregate purchase price of 20,000,000 Euros (or approximately $26.3 million). FirstCity realized a gain of approximately $1.0 million from this transaction, which included recognition of $0.6 million of previously deferred income attributed to sales of investments in 2011.

  European Acquisition Partnerships—Sale of Subsidiaries

        In February 2011, the Company sold a substantial majority of its interests in certain German Portfolio Assets and its wholly-owned equity interest in a German entity to a European Acquisition Partnership for approximately $22.5 million. FirstCity, through a wholly-owned subsidiary, has a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest (Continued)

noncontrolling 13% beneficial interest in the European Acquisition Partnership that purchased the Portfolio Assets and German entity (the remaining 87% beneficial interest is owned by an affiliate of Värde).

        In November 2011, the Company, through its majority-owned foreign subsidiary (UBN), sold its equity interests in sixteen French Acquisition Partnerships to a foreign equity-method investee of FirstCity (i.e. unconsolidated equity investment) for $3.4 million. Prior to this transaction, the Company held a controlling interest in these Acquisition Partnerships through its combined direct and indirect majority ownership. This transaction was accounted for as an asset sale, and accordingly, the assets ($0.8 million of cash and $0.5 million of Portfolio Assets) and non-controlling interests ($0.6 million) attributable to these French Acquisition Partnerships were removed from FirstCity's consolidated balance sheet. FirstCity realized a $2.8 million gain from UBN's sale of these Acquisition Partnerships, of which $1.0 million was deferred (portion attributable to FirstCity's 36.8% ownership interests in the foreign equity-method investee) and ratably accreted to income in 2012 until the sale of UBN mentioned above.

  European Acquisition Partnership—Business Combination

        In June 2011, the Company acquired a controlling interest in a European Acquisition Partnership from a foreign equity-method investee for $0.6 million. The Company owned a noncontrolling equity interest in this entity prior to the transaction. As a result of this transaction, the Company's ownership interest in the Acquisition Partnership increased to 100% and the Company obtained control of such entity, resulting in the Acquisition Partnership becoming a consolidated subsidiary of the Company. The transaction was accounted for as a business combination, and accordingly, all of the assets and liabilities of the Acquisition Partnership were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the Acquisition Partnership's identifiable assets and liabilities that were added to the Company's consolidated balance sheet on the acquisition date included $2.7 million of Portfolio Assets and $1.7 million of notes payable and accrued liabilities (including $0.9 million of intercompany notes payable that were eliminated in consolidation with the Company's consolidated financial statements).

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

  Latin American Acquisition Partnership—Sale of Equity Investment

        In November 2012, FirstCity sold its 20% ownership interest in a Brazilian Acquisition Partnership for $0.4 million. FirstCity realized a gain of approximately $0.4 million from this transaction.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

3. Business Combinations, Sale and Deconsolidation of Subsidiaries, and Noncontrolling Interest (Continued)

  Special Situations Platform Business Segment

  Railroad Operation—Business Combination

        In June 2012, FirstCity, through its majority-owned Special Situations Platform subsidiary, acquired certain assets from a company that operated a rail-served debris transfer station, as partial payment of the company's debt obligation to FirstCity. The Company's acquisition of the operating assets was accounted for as a business combination, and accordingly, all of the assets acquired and liabilities assumed were measured at fair value on the acquisition date and included in the Company's consolidated balance sheet. The estimated fair value of the identifiable assets acquired included $2.8 million of property and equipment, $0.5 million of trade receivables, and $0.2 million of various other assets. The estimated fair value of the identifiable liabilities assumed by the Company was not significant. The fair value of the net asset acquired by the Company exceeded its $2.5 million purchase price by approximately $0.9 million, which the Company recognized as "Gain on business combination" in its consolidated statement of earnings for 2012.

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

4. Divestures

  Divestures—Mexican Acquisition Partnerships (Portfolio Asset Acquisition and Resolution Business Segment)

        In the fourth quarter of 2011, the Company determined that it expected to sell or otherwise dispose of its three consolidated Mexican Acquisition Partnerships over the next twelve months. The Company wholly-owned two of these subsidiaries, and held a majority ownership interest in the other subsidiary. In connection with the Company's disposal plan and expectations, each subsidiary was determined to be a separate disposal group, and the assets and liabilities of each subsidiary were measured at the lower of their respective carrying amount or estimated fair value (less costs to sell) and classified as "held for sale" on the Company's consolidated balance sheet. The Company determined that the carrying value of its majority-owned Mexican subsidiary (inclusive of cumulative translation adjustments) exceeded its estimated fair value, less estimated costs to sell, by $3.1 million (of which $1.8 million was attributed to FirstCity). As such, the Company recognized a net impairment charge of $1.8 million in the fourth quarter of 2011. The impact of this $1.8 million net impairment charge on the Company's 2011 consolidated statement of earnings comprised a $3.1 million estimated loss included in "Other costs and expenses" on the Company's consolidated statements of earnings for

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

4. Divestures (Continued)

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

        In July 2012, the Company sold its interests in two of these Mexican subsidiaries for $5.5 million. The Company recognized a gain of approximately $1.3 million on this transaction, which included recognition of $0.5 million of previously-deferred income attributed to one of the subsidiaries. Subsequent to this transaction, the Company determined that it no longer expected to sell or otherwise dispose of its remaining Mexican subsidiary disposal group. As such, in July 2012, the Company reclassified the net assets of this Mexican subsidiary, comprised primarily of $0.7 million of Portfolio Assets, from "Assets held for sale" ("held for sale" classification) to "Portfolio Assets" ("held and used" classification) on the Company's consolidated balance sheet. The reclassification of this Mexican subsidiary did not have an impact on the Company's earnings.

5. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2012 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$28,487	$—	$28,487
Business assets	4,047	26	4,021
Other	3,087	—	3,087
Latin America—commercial real estate	1,034	327	707
Europe—commercial real estate	3,449	—	3,449
Other	5,194	41	5,153

Total Loan Portfolios	$45,298	$394	44,904

Real estate held for sale, net			10,171

Total Portfolio Assets			$55,075

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

5. Portfolio Assets (Continued)

	December 31, 2011 (Dollars in thousands)
	Carrying Value	Allowance for Loan Losses	Carrying Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$73,154	$553	$72,601
Business assets	10,742	185	10,557
Other	3,754	38	3,716
Latin America—commercial real estate	50	—	50
Europe—commercial real estate	4,267	—	4,267
Other	5,904	5	5,899

Total Loan Portfolios	$97,871	$781	97,090

Real estate held for sale, net			26,856

Total Portfolio Assets			$123,946

        Certain Portfolio Assets are pledged to secure loan facilities with Bank of Scotland and Bank of America (see Note 2). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

        In March 2012, a real estate property with a carrying value of $6.9 million (owned by a subsidiary under the Company's Special Situations Platform business segment) was acquired by the creditor holding the mortgage secured by this property in a foreclosure transaction. The Company had the legal right to bring the account into good standing by paying all past due payments; however, the Company believed it would be unable to facilitate a positive cash flow on the property for an extended period of time based on local economic conditions. Management further believed that the property's liquidation value was less than the debt obligation securing the property. Upon acquisition of the real estate property by the creditor and legal release from the obligation, the Company de-recognized the related non-recourse debt obligation from its consolidated balance sheet (see Note 9). This non-cash activity did not have a material impact on the Company's results of operations for 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

5. Portfolio Assets (Continued)

        Income from Portfolio Assets is summarized as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$23,363	$37,481
Purchased performing loans	312	445
UBN	—	1,760
Other	169	192
Real Estate Portfolios	2,863	744

Income from Portfolio Assets	$26,707	$40,622

        Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of December 31, 2012 and 2011. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company's decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management's ability to reasonably estimate both the timing and amount of future cash flows—see Note 1(f). Changes in accretable yield related to the Company's Purchased Credit-Impaired Loans for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$4,732	$1,380
Accretion	(600)	(4,321)
Reclassification from (to) nonaccretable difference	(2,040)	4,253
Disposals	(2,092)	(5,488)
Transfer from non-accrual	—	8,912
Translation adjustments	—	(4)

Ending Balance	$—	$4,732

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

5. Portfolio Assets (Continued)

        Acquisitions of Purchased Credit-Impaired Loans for 2012 and 2011 are summarized in the table below:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Face value at acquisition	$11,270	$31,859
Cash flows expected to be collected at acquisition, net of adjustments	6,544	19,803
Basis in acquired loans at acquisition	4,120	14,329

        During 2012, the Company sold loan Portfolio Assets with an aggregate carrying value of $28.7 million. During 2011, the Company sold loan Portfolio Assets with an aggregate carrying value of $50.3 million—which included $21.9 million of loans (plus real estate and certain other assets) that were sold to a European securitization entity (formed by an affiliate of Värde) in February 2011 (see Note 3) and $3.0 million of loans sold to a foreign equity-method investee of FirstCity.

        During 2012, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $3.1 million—which was comprised of $0.6 million of impairment charges on real estate portfolios and $2.5 million of provision for loan losses, net of recoveries. During 2011, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $3.8 million—which was comprised of $2.1 million of impairment charges on real estate portfolios and $1.7 million of provision for loan losses, net of recoveries.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

5. Portfolio Assets (Continued)

        Changes in the allowance for loan losses related to our loan Portfolio Assets are as follows:

	Purchased Credit-Impaired Loans						Other
	Domestic			Latin America
(dollars in thousands)	Commercial Real Estate	Business Assets	Other	Commercial Real Estate	Residential Real Estate	Europe	UBN(1)	Other	Total
Beginning balance,
January 1, 2011	$354	$252	$90	$260	$—	$866	$43,291	$49	$45,162
Provisions	1,702	519	24	103	64	—	—	199	2,611
Recoveries	(164)	(13)	(7)	—	—	—	(719)	(28)	(931)
Charge offs	(1,339)	(573)	(69)	—	—	(856)	(701)	(215)	(3,753)
Removal upon sale of loans(1)	—	—	—	—	—	—	(45,002)	—	(45,002)
Transfer to "held for sale" classification (see Note 4)	—	—	—	(317)	(62)	—	—	—	(379)
Translation adjustments	—	—	—	(46)	(2)	(10)	3,131	—	3,073

Ending balance, December 31, 2011	553	185	38	—	—	—	—	5	781
Provisions	1,996	329	15	100	—	—	—	130	2,570
Recoveries	(21)	(87)	—	—	—	—	—	—	(108)
Charge offs	(2,528)	(401)	(53)	—	—	—	—	(94)	(3,076)
Transfer from "held for sale" classification (see Note 4)	—	—	—	210	—	—	—	—	210
Translation adjustments	—	—	—	17	—	—	—	—	17

Ending balance, December 31, 2012	$—	$26	$—	$327	$—	$—	$—	$41	$394

(1)
The Company sold the underlying UBN loan portfolio in November 2011—refer to Note 1(f).

        The following table presents our recorded investment in loan Portfolio Assets by credit quality indicator at December 31, 2012 and 2011. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by credit quality indicators based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool groups of purchased loans).

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$32,643	$76,918
Business assets	4,021	10,557
Other commercial	8,240	9,615

	$44,904	$97,090

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable

        The following is a composition of the Company's loans receivable by loan type and region:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,584	$6,719
SBA, net of allowance for loan losses of $518 and $333, respectively	20,459	26,765
Other, net of allowance for loan losses of $1,083	7,530	12,212

Total loans, net	$34,573	$45,696

Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Outstanding balance	$1,083	$7,483
Capitalized costs, net of fees	4	131

Carrying amount of loans, net	$1,087	$7,614

        Changes in loans receivable—SBA held for sale are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$7,614	$11,608
Originations and advances of loans	11,099	21,897
Payments received	(65)	(96)
Capitalized costs, net	(126)	(8)
Loans sold and transferred	(17,435)	(25,787)

Ending Balance	$1,087	$7,614

        Loans receivable—SBA held for sale represent the portion of SBA loans acquired and originated by the Company that are guaranteed by the SBA. These loans are generally secured by assets such as accounts receivable, property and equipment, and other business assets. The Company did not record any write-downs of SBA loans held for sale below their cost in 2012 and 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable (Continued)

Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Outstanding balance	$6,203	$6,518
Discounts, net	—	(59)
Capitalized interest	381	260

Carrying amount of loans, net	$6,584	$6,719

        A summary of activity in loans receivable—affiliates follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$6,719	$16,781
Advances	—	700
Payments received	(316)	(2,042)
Capitalized costs, net	122	127
Discount accretion, net	59	89
Loan transfer(1)	—	(1,402)
Transfer to "held for sale" classification (see Note 4)	—	(7,148)
Other noncash adjustments	—	(492)
Foreign exchange gains	—	106

Ending Balance	$6,584	$6,719

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

        The Company did not record any provisions for impairment on loans receivable—affiliates in 2012 or 2011. During 2011, the Company sold an affiliated loan with a carrying value of $1.4 million. The Company did not sell any affiliated loans during 2012. Information related to the credit quality and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable (Continued)

loan loss allowances related to loans receivable—affiliates is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Outstanding balance	$21,013	$20,503
Allowance for loan losses	(518)	(333)
Discounts, net	(1,499)	(1,292)
Capitalized costs	376	273

Carrying amount of loans, net	$19,372	$19,151

        Changes in loans receivable—SBA held for investment are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$19,151	$15,415
Purchases of loans	—	696
Originations and advances of loans	3,700	5,617
Payments received	(2,762)	(2,085)
Capitalized costs	104	137
Change in allowance for loan losses	(185)	32
Discount accretion, net	(238)	(245)
Charge-offs	(398)	(416)

Ending Balance	$19,372	$19,151

        Loans receivable—SBA held for investment represent the non-guaranteed portion of SBA loans purchased or originated by the Company. These loans are secured primarily by business assets such as accounts receivable, property and equipment, real estate and inventory. The Company recorded net impairment provisions on SBA loans held for investment of $0.6 million in 2012 and $0.4 million in 2011. Information related to the credit quality and loan loss allowances related to SBA loans held for investment is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable (Continued)

Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Outstanding balance	$8,859	$13,541
Allowance for loan losses	(1,083)	(1,083)
Capitalized interest and costs	(246)	(246)

Carrying amount of loans, net	$7,530	$12,212

        Changes in loans receivable—other are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$12,212	$13,011
Advances	1,592	2,974
Payments received	(3,774)	(3,838)
Noncash consideration(1)	(2,500)	—
Capitalized interest and costs	—	50
Discount accretion, net	—	15

Ending Balance	$7,530	$12,212

(1)
Represents a principal reduction on a loan receivable upon FirstCity's acquisition of certain underlying loan collateral from the borrower as partial consideration for repayment. See Note 3 for additional information.

        Loans receivable—other include loans made to non-affiliated entities and are secured by assets such as accounts receivable, inventory, property and equipment, real estate and various other assets. The Company did not record any net impairment provisions on loans receivable—other in 2012 or in 2011. Information related to the credit quality and loan loss allowances related to loans receivable—other is presented under the heading "Credit Quality and Allowance for Loan Losses—Loans Held for Investment" below.

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

December 31, 2012 and 2011

6. Loans Receivable (Continued)

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

        The following table summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment:

	Allowance for Loan Losses:
(Dollars in thousands)	SBA held for investment	Affiliates	Other	Total
Balance, January 1, 2012	$333	$—	$1,083	$1,416
Provisions	635	—	—	635
Recoveries	(46)	—	—	(46)
Charge-offs	(404)	—	—	(404)

Balance, December 31, 2012	$518	$—	$1,083	$1,601

Balance, January 1, 2011	$365	$—	$1,083	$1,448
Provisions	463	—	—	463
Recoveries	(78)	—	—	(78)
Charge-offs	(417)	—	—	(417)

Balance, December 31, 2011	$333	$—	$1,083	$1,416

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable (Continued)

        The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale) as of December 31, 2012 and 2011:

	Commercial Loans:
(Dollars in thousands)	SBA	Affiliates	Other	Total
December 31, 2012:
Loans individually evaluated for impairment	$585	$6,584	$8,613	$15,782
Loans collectively evaluated for impairment	19,305	—	—	19,305

Total loans evaluated for impairment (excluding loans held for sale)	$19,890	$6,584	$8,613	$35,087

Allowance for loans individually evaluated for impairment	$325	$—	$1,083	$1,408
Allowance for loans collectively evaluated for impairment	193	—	—	193

Total allowance for loan losses	$518	$—	$1,083	$1,601

December 31, 2011:
Loans individually evaluated for impairment	$404	$6,719	$13,295	$20,418
Loans collectively evaluated for impairment	19,080	—	—	19,080

Total loans evaluated for impairment (excluding loans held for sale)	$19,484	$6,719	$13,295	$39,498

Allowance for loans individually evaluated for impairment	$308	$—	$1,083	$1,391
Allowance for loans collectively evaluated for impairment	25	—	—	25

Total allowance for loan losses	$333	$—	$1,083	$1,416

        The following table presents our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of December 31, 2012 and 2011. SBA commercial loans are detailed by categories related to underlying credit quality and are defined below:

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

December 31, 2012 and 2011

6. Loans Receivable (Continued)

        Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolios are disaggregated by accrual status (which is generally based on management's assessment on the probability of default).

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012:
SBA—commercial loans	$15,315	$3,954	$434	$187	$19,890

	Accrual	Non-Accrual	Total
Affiliates—commercial loans	$3,323	$3,261	$6,584
Other—commercial loans(1)	3,484	5,129	8,613

	$6,807	$8,390	$15,197

Total loans (excluding loans held for sale)			$35,087

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:
SBA—commercial loans	$15,325	$3,648	$107	$404	$19,484

	Accrual	Non-Accrual	Total
Affiliates—commercial loans	$6,719	$—	$6,719
Other—commercial loans(1)	4,398	8,897	13,295

	$11,117	$8,897	$20,014

Total loans (excluding loans held for sale)			$39,498

(1)
Represents loans made to U.S. non-affiliated entities that are secured primarily by business assets (as disclosed previously under the heading "Loans receivable—other" of this footnote).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

6. Loans Receivable (Continued)

        The following table includes an aging analysis of our recorded investment in loans held for investment as of December 31, 2012 and 2011:

	Loans Past Due and Still Accruing
(Dollars in thousands)	31-60 Days	61-90 Days	Over 90 Days	Total	Non-Accrual Loans	Current Loans	Total Loans
December 31, 2012:
Commercial loans:
SBA	$327	$5	$—	$332	$585	$18,973	$19,890
Affiliates	—	—	—	—	3,261	3,323	6,584
Other	—	—	—	—	5,129	3,484	8,613

Total loans (excluding loans held for sale)	$327	$5	$—	$332	$8,975	$25,780	$35,087

December 31, 2011:
Commercial loans:
SBA	$—	$—	$—	$—	$404	$19,080	$19,484
Affiliates	—	—	—	—	—	6,719	6,719
Other	—	—	—	—	8,897	4,398	13,295

Total loans (excluding loans held for sale)	$—	$—	$—	$—	$9,301	$30,197	$39,498

        The following table presents additional information regarding the Company's impaired loans as of December 31, 2012 and 2011:

	Recorded Investment In:
(Dollars in thousands)	Impaired Loans Without a Related Allowance	Impaired Loans With a Related Allowance	Total Impaired Loans	Unpaid Principal Balance	Related Valuation Allowance	Average Impaired Loans for the Year
December 31, 2012:
Commercial loans:
SBA	$—	$585	$585	$620	$325	$660
Affiliates	—	—	—	—	—	—
Other	2,159	2,970	5,129	7,027	1,083	6,984

Total loans (excluding loans held for sale)	$2,159	$3,555	$5,714	$7,647	$1,408	$7,644

December 31, 2011:
Commercial loans:
SBA	$—	$404	$404	$425	$308	$652
Affiliates	—	—	—	—	—	—
Other	5,897	3,000	8,897	10,569	1,083	9,648

Total loans (excluding loans held for sale)	$5,897	$3,404	$9,301	$10,994	$1,391	$10,300

        The Company did not recognize any significant amounts of interest income on impaired loans in 2012 and 2011.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

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

Condensed Combined Balance Sheets

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$437,176	$450,189

Liabilities	$14,783	$39,401
Net equity	422,393	410,788

	$437,176	$450,189

Servicing and operating entities:
Assets	$45,676	$163,647

Liabilities	$22,818	$86,269
Net equity	22,858	77,378

	$45,676	$163,647

Total:
Assets	$482,852	$613,836

Liabilities	$37,601	$125,670
Net equity	445,251	488,166

	$482,852	$613,836

Equity investment in Acquisition Partnerships	$60,581	$59,952
Equity investment in servicing and operating entities	16,885	49,441

	$77,466	$109,393

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

7. Investments in Unconsolidated Subsidiaries (Continued)

Condensed Combined Summary of Operations

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$90,716	$58,722
Costs and expenses	52,179	61,539

Net earnings (loss)	$38,537	$(2,817)

Servicing and operating entities:
Revenues	$97,291	$104,124
Costs and expenses	75,338	86,257

Net earnings	$21,953	$17,867

Equity income (loss) from Acquisition Partnerships	$4,788	$(6,460)
Equity income from servicing and operating entities	10,456	8,691

	$15,244	$2,231

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

        At December 31, 2012 and 2011, the Acquisition Partnerships' total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $350.3 million and $377.7 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

7. Investments in Unconsolidated Subsidiaries (Continued)

        The combined assets and equity (deficit) of the Equity Investees, and the Company's carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$352,123	$349,529
Operating entities	40,531	53,256
Latin America:
Acquisition Partnerships	85,053	100,660
Servicing entities	2,057	1,857
Europe—servicing entities	3,088	108,534

	$482,852	$613,836

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$344,045	$325,557
Operating entities	19,511	20,515
Latin America:
Acquisition Partnerships	78,348	85,231
Servicing entities	828	763
Europe—servicing entities	2,519	56,100

	$445,251	$488,166

Company's carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$57,802	$55,612
Operating entities	13,199	12,508
Latin America:
Acquisition Partnerships	2,779	4,340
Servicing entities	3,008	2,758
Europe—servicing entities(1)	678	34,175

	$77,466	$109,393

(1)
Includes a $6.1 million non-cash reduction to the carrying value of FirstCity's equity-method investment in a European servicing entity in June 2012 (see Note 3 for additional information).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

7. Investments in Unconsolidated Subsidiaries (Continued)

        Revenues and net earnings (losses) of the Equity Investees, and the Company's share of equity income (loss) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$74,955	$39,150
Other Acquisition Partnerships	627	374
FC Crestone Oak LLC (operating entity)(1)	16,624	11,027
Other operating entities	26,934	28,529
Latin America:
Acquisition Partnerships	15,134	18,907
Servicing entity	9,887	10,533
Europe:
Acquisition Partnerships	—	291
MCS et Associes (servicing entity)	39,466	49,225
Other servicing entities	4,380	4,810

	$188,007	$162,846

Net earnings (loss) of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$40,502	$20,152
Other Acquisition Partnerships	(1,104)	(765)
FC Crestone Oak LLC (operating entity)(1)	11,781	6,857
Other operating entities	1,283	(870)
Latin America:
Acquisition Partnerships	(861)	(22,240)
Servicing entity	1,122	1,373
Europe:
Acquisition Partnerships	—	36
MCS et Associes (servicing entity)	7,565	10,008
Other servicing entities	202	499

	$60,490	$15,050

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

7. Investments in Unconsolidated Subsidiaries (Continued)

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Company's equity income (loss) from the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$6,132	$4,004
Other Acquisition Partnerships	(515)	(340)
FC Crestone Oak LLC (operating entity)(1)	5,773	3,360
Other operating entities	513	(505)
Latin America:
Acquisition Partnerships	(829)	(10,153)
Servicing entity	561	686
Europe:
Acquisition Partnerships	—	29
MCS et Associes (servicing entity)	3,559	5,028
Other servicing entities	50	122

	$15,244	$2,231

(1)
FC Crestone Oak LLC operates in the prefabricated building manufacturing industry.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

8. Servicing Assets—SBA Loans (Continued)

        Changes in the Company's amortized servicing assets are as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning Balance	$1,193	$954
Servicing Assets capitalized	334	453
Servicing Assets amortized	(242)	(214)

Ending Balance	$1,285	$1,193

Reserve for impairment of servicing assets:
Beginning Balance	$(103)	$(118)
Impairments	(63)	(75)
Recoveries	12	90

Ending Balance	$(154)	$(103)

Ending Balance (net of reserve)	$1,131	$1,090

Fair value of amortized servicing assets:
Beginning balance	$1,326	$921
Ending balance	$1,402	$1,326

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

9. Notes Payable to Banks and Other Debt Obligations

        The Company's notes payable and other debt obligations at December 31, 2012 and 2011 consisted of the following (dollars in thousands):

Description	Interest Rate	Other Terms and Conditions	Outstanding Borrowings as of December 31, 2012	Outstanding Borrowings as of December 31, 2011
Bank of Scotland reducing note facility, net of unamortized discount ("BoS Facility A")[1][2]	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$29,991	$86,579
BOS (USA) $25.0 million term note ("BoS Facility B")[1]	None	Secured by all assets of FLBG2, matures December 2014	—	—
Bank of America term note[1]	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	16,194	49,228
WFCF $25.0 million revolving loan facility[3]	Alternate interest rates based on Wells Fargo base rate plus 4.25%, LIBOR plus 4.25%, or 7.5%	Secured by assets of ABL and guaranteed by FirstCity up to $5.0 million, matures January 2015	15,214	21,405
FNBCT $15.0 million revolving loan facility[4]	Greater of WSJ prime rate or 4.0%	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	—
Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.3%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through August 2014	4,712	18,113
Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50-1.50%) or LIBOR + margin (2.25-3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,094	3,531
$1.0 million revolving facility		Matures March 2014	—	—
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2013	3,950	1,625
Non-recourse bank note payable of real estate investment entity[5]	6.07% fixed	Secured by real estate property owned by the entity	—	7,361
Other notes and debt obligations			1,790	2,094

Total notes payable and other debt obligations			$76,945	$189,936

[1]
In December 2011, FirstCity entered into a debt refinancing arrangement with Bank of Scotland that resulted in the amendment and restatement of the Reducing Note Facility ("BoS Facility A") and a new loan agreement with BOS (USA) ("BoS Facility B"). In connection with this debt refinancing arrangement, FirstCity also obtained a new credit facility with Bank of America. This debt refinancing transaction was accounted for as a debt extinguishment and, as such, BoS Facility A and BoS Facility B were initially recorded at their estimated fair values of $91.6 million and $-0-, respectively, in December 2011 (see Note 2).

[2]
The unamortized discount on this loan facility at December 31, 2012 and December 31, 2011 was $1.1 million and $3.1 million, respectively. Also, the carrying value of this loan facility included zero and $13.2 million denominated in Euros at December 31, 2012 and December 31, 2011, respectively (see Note 12).

[3]
This revolving loan facility was amended and restated on January 31, 2012 (Refer to Note 2 for additional information).

[4]
FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (Refer to Note 2 for additional information).

[5]
FirstCity de-recognized this note payable from its consolidated balance sheet in March 2012 upon the acquisition of the underlying real estate property by the creditor in a foreclosure transaction (see Note 5 for additional information). This non-cash activity did not have a material impact on the Company's results of operations for 2012.

        Refer to Note 2 for additional information on the primary terms and conditions of the Company's loan facilities with Bank of Scotland, Bank of America, FNBCT and WFCF at December 31, 2012, and other matters concerning the Company's financings and liquidity. Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and comply with various financial covenant ratios that are customary for credit facilities. In addition, certain loan facilities to which the Company and its subsidiaries are parties contain restrictions relating to the incurrence of additional debt, and the payment of dividends and other distributions.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

9. Notes Payable to Banks and Other Debt Obligations (Continued)

        The aggregate principal maturities of the Company's notes payable and other debt obligations for each of the five years subsequent to December 31, 2012, after giving consideration to the terms of ABL's revolving loan facility renewal discussed above, are as follows (exclusive of unamortized discounts): $51.7 million in 2013, $3.8 million in 2014, $16.1 million in 2015, $6.0 million in 2016, and $0.4 million thereafter. Given the repayment terms of the Company's loan facilities with Bank of Scotland and Bank of America (repayment over time as cash flows from the respective underlying pledged assets are realized—see Note 2), the future principal maturities for these debt obligations were based on estimated cash flows from the underlying pledged assets.

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

11. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss was comprised of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(534)	$(1,853)
Net unrealized gain (loss) on securities available for sale, net of tax	(43)	(88)

Total accumulated other comprehensive loss	$(577)	$(1,941)

12. Foreign Currency Exchange Risk Management

        Prior to December 2012, we used Euro-denominated debt as a non-derivative financial instrument to partially offset the Company's business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus was to manage the foreign currency exchange risks associated with our European subsidiaries. To help protect the Company's net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominated a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. In December 2012, the Company paid off its remaining balance in the Euro-denominated debt. At December 31, 2011, the Company carried $13.2 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged were expected to be naturally offset by corresponding changes in the value of the Euro-denominated debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

12. Foreign Currency Exchange Risk Management (Continued)

        The effective portion of the net foreign investment hedge was reported in accumulated other comprehensive income (loss) ("AOCI") as part of the cumulative translation adjustment. Any ineffective portion of the net foreign investment hedge was recognized in earnings as other income (expense) during the period of change. Effectiveness of the hedging relationship was measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments.

        At December 31, 2012 and 2011, the carrying value and line item caption of the Company's non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

		Carrying Value at:
Non-Derivative Instrument in Net Investment Hedging Relationship	Balance Sheet Location	December 31, 2012	December 31, 2011
Euro-denominated debt	Notes payable to banks	$—	$13,240

        The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the years ended December 31, 2012 and 2011 was as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,
			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Non-Derivative Instrument in Net Investment Hedging Relationship
	2012	2011		2012	2011
Euro-denominated debt	$(256)	$251	Other income (expense)	$—	$—

13. Stock-Based Compensation

        The Company has three stock option and award plans for the primary benefit of its non-management directors and key employees—the 2004 Stock Option and Award Plan, the 2006 Stock Option and Award Plan and the 2010 Stock Option and Award Plan. These plans are administered by the Compensation Committee of the Board of Directors and enable the Company to make stock awards up to a total of 1.1 million common shares (net of shares cancelled and forfeited) in various forms and combinations including incentive stock options, nonqualified stock options, performance-based awards and restricted stock. Shares subject to options granted under these plans that terminate without being exercised will become available for grant. At December 31, 2012, the Company had approximately 153,000 shares that were available to grant under these plans.

        Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company's stock-based compensation expense consists of stock options and restricted stock awards. Accounting guidance on share-based payments requires companies to estimate the fair value of stock option awards on the date of the grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to determine fair value of its stock option awards. The Company

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

13. Stock-Based Compensation (Continued)

determines fair value for restricted stock grants based on the grant-date fair value of our common stock. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company's historical experience and future expectations. The Company recorded stock-based compensation expense of $1.1 million for 2012 and $0.7 million for 2011.

  Stock Option Awards

        The Company's stock option awards are granted with an exercise price equal to the market price of FirstCity's common stock on the date of issuance. These stock option awards generally vest based on four years of continuous service from the grant date and have ten-year contractual terms. Certain stock options issued to non-employee directors are exercisable immediately. The Company did not grant any stock option awards in 2012 and 2011.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

13. Stock-Based Compensation (Continued)

        A summary of the Company's stock options and related activity as of and for the years ended December 31, 2012 and 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at January 1, 2011	747,400	$7.99
Granted	—	—
Exercised	(15,000)	4.69
Expired	—	—
Forfeited	(10,000)	8.39

Options outstanding at January 1, 2012	722,400	$8.06
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(7,500)	7.90

Options outstanding at December 31, 2012	714,900	$8.06	4.43	$1,382

Options exercisable at December 31, 2011	589,900	$8.31

Options exercisable at December 31, 2012	649,900	$8.17	4.22	$1,199

        The total intrinsic value of stock options exercised during 2012 and 2011 was zero and $30,000, respectively. As of December 31, 2012, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of .6 years.

        A summary of the status and changes of FirstCity's non-vested stock option shares as of and for the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	132,500	$6.93
Granted	—	$—
Vested	(66,250)	$6.93
Forfeited	(1,250)	$6.93

Non-vested at December 31, 2012	65,000	$6.93

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

13. Stock-Based Compensation (Continued)

  Restricted Stock Awards

        In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58—which was based on the fair value of our common stock on the respective grant dates. In March 2012, the Company granted (i) 26,250 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 139,357 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $8.78—which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of December 31, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 2.0 years.

        A summary of the Company's restricted stock awards and related activity as of and for the year ended December 31, 2012 is presented below:

Number of Shares
Shares outstanding at December 31, 2011	96,126
Shares granted	165,607
Shares vested	(50,212)

Shares outstanding at December 31, 2012	211,521

14. Income Taxes

        The Company's provision for income taxes from continuing operations for 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
U.S. state current income tax expense	$593	$158
Foreign current income tax expense	317	3,164
Foreign deferred income tax expense	64	380

Total	$974	$3,702

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

14. Income Taxes (Continued)

        The following table reconciles the Company's provision for income taxes to the expected income tax expense at the U.S. federal statutory income tax rate (computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes and non-controlling interest):

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Computed expected tax based on federal statutory rate	$5,112	$9,936
Increase (decrease) in taxes resulting from:
Expired capital loss carryforward	—	17,701
Change in valuation allowance	(4,611)	(22,316)
Inclusion of income attributable to noncontrolling
interest in an 80%-owned subsidiary	94	220
Change in tax credit carryforwards	(501)	(4,955)
Other	(94)	(586)
U.S. state and foreign income tax	974	3,702

	$974	$3,702

        The following table displays the significant components of our U.S. deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets (liabilities):
Basis difference in Acquisition Partnership investments	$17,509	$19,533
Intangibles, principally due to differences in amortization	264	283
Basis difference in property and equipment	143	128
Foreign non-repatriated earnings	1,215	(4,151)
Federal net operating loss carryforwards	2,725	11,749
Tax credit carryforwards	5,456	4,955
Other	640	67

Total deferred tax assets, net	27,952	32,564
Valuation allowance	(27,952)	(32,564)

Net deferred tax assets	$—	$—

        At December 31, 2012 and 2011, the Company had deferred foreign tax liabilities of zero and $0.1 million, respectively, included in "Other liabilities" in its consolidated balance sheets. These deferred tax liabilities were attributable primarily to our consolidated foreign operations, and unrealized holding gains from investment securities held by a consolidated foreign subsidiary.

        The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

14. Income Taxes (Continued)

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

        For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. At December 31, 2012 and 2011, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Regardless of the deferred tax valuation allowance established at December 31, 2012, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $7.8 million available to offset future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company's net operating loss carryforwards of $7.8 million expire in various years from 2020 through 2027.

        The Company accounts for income tax uncertainty using the "more-likely-than-not" criteria incorporated in the FASB's authoritative guidance on accounting for uncertainty in income taxes. Accordingly, we account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. Once a financial statement benefit for a tax position is recorded, we adjust it only when there is more information available or when an event occurs necessitating a change. The difference between the benefit recognized for a position in accordance with this accounting model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The Company did not have any unrecognized tax benefits at December 31, 2012 or at December 31, 2011. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

14. Income Taxes (Continued)

        FirstCity currently files tax returns in approximately 39 U.S. states, and one of its consolidated subsidiaries is currently being examined in one state for the year 2004. Tax year 1997 and subsequent years are open to U.S. federal examination, and tax year 2008 and subsequent years are open to U.S. state examination.

15. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $0.2 million in 2012 and $0.3 million in 2011.

16. Leases

        The Company leases its corporate headquarters under a non-cancellable operating lease. The lease calls for monthly payments of $16,000 through October 31, 2015, then monthly payments of $17,250 from November 1, 2015 through its expiration in October 2020. Rental expense under this lease was $192,000 for 2012 and $196,000 for 2011. The Company also leases office space and equipment under operating leases expiring in various years prior to 2017. Rental expense under these leases for 2012 and 2011 was $746,000 and $681,000, respectively. As of December 31, 2012, the future minimum lease payments under all non-cancellable operating leases are as follows: $572,000 in 2013; $456,000 in 2014; $398,000 in 2015; $359,000 in 2016; $281,000 in 2017; and $2.6 million thereafter.

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

December 31, 2012 and 2011

17. Fair Value (Continued)

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

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is most significant to the fair value measurement in its entirety. In the determination of the classification of assets and liabilities in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market conditions, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances, judgments are made regarding the significance of the Level 3 inputs to the fair value measurements of the respective assets and liabilities in their entirety. If the valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data, the asset or liability is classified as Level 3.

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

December 31, 2012 and 2011

17. Fair Value (Continued)

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

        Additionally, for disclosure purposes, the Company is required to provide fair value estimates for its loan Portfolio Assets that are not recorded at fair value on a recurring or non-recurring basis. The Company estimates fair value for this disclosure using a discounted cash flow model that employs market discount rates that reflect the Company's current pricing for loans with similar characteristics, adjusted for various considerations such as market conditions and credit risk. This fair value measurement technique is a Level 3 measurement, because it is principally derived from assumptions, inputs and qualitative considerations that are corroborated by little or no observable market data.

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

December 31, 2012 and 2011

17. Fair Value (Continued)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

17. Fair Value (Continued)

        Assets Held for Sale, Net of Related Liabilities:    Assets held for sale, net of related liabilities, represented the net assets of certain Company subsidiaries that management expects to sell or otherwise dispose, and were carried at the lower-of-cost or market at December 31, 2011 (see Note 4). The composition of these assets and liabilities comprised primarily Portfolio Assets, an affiliated loan receivable, and an affiliated note payable. The estimated fair values of the net assets related to these subsidiaries were based primarily on a contractual sales price (adjusted for costs to sell) and a price quotation from a prospective buyer and, accordingly, we classified these assets and liabilities as Level 2 for non-recurring fair value adjustments.

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

  Assets Measured at Fair Value on a Recurring Basis

        The table below presents the Company's balances of assets measured at fair value on a recurring basis at December 31, 2012 and 2011. The Company did not have any liabilities that were measured at fair value on a recurring basis at December 31, 2012 and 2011. There were no transfers of assets recorded at fair value on a recurring basis into or out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2012 and 2011.

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,670	$1,670

	$—	$—	$1,670	$1,670

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

17. Fair Value (Continued)

	At December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Marketable equity security	$1,000	$—	$—	$1,000
Asset-backed security	—	—	2,798	2,798

	$1,000	$—	$2,798	$3,798

        At December 31, 2012 and 2011, the amortized cost of the Company's marketable equity security was zero and $1.1 million, respectively. At December 31, 2012 and 2011, the amortized cost of the Company's asset-backed securities approximated $1.7 million and $2.8 million, respectively. The Company used a discounted cash flow model (valuation technique), with a 20% discount rate (significant unobservable input), to measure the estimated fair value of its asset-backed security (Level 3 asset) at December 31, 2012.

        The table below summarizes the changes to the Company's Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of period	$2,798	$2,605
Total realized and unrealized gains for the period included in:
Net income (loss)	100	354
Other comprehensive income	(58)	(396)
Purchases	—	3,843
Sales	—	(1,980)
Issuances	—	—
Settlements	(1,170)	(1,789)
Foreign currency translation adjustments	—	161
Net transfers into Level 3	—	—

Balance, end of period	$1,670	$2,798

  Assets Measured at Fair Value on a Non-Recurring Basis

        The Company may be required, from time to time, to measure certain financial and non-financial assets and liabilities at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

17. Fair Value (Continued)

carrying value of assets on the Company's consolidated balance sheet at December 31, 2012 and 2011 that were measured at fair value on a non-recurring basis during the respective years then ended:

	Carrying Value at December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$4,074	$1,757	$5,831
Loans receivable—SBA held for investment(1)	—	238	40	278
Real estate held for sale(2)	—	1,452	—	1,452

	Carrying Value at December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets—loans(1)	$—	$—	$1,923	$1,923
Loans receivable—SBA held for investment(1)	—	—	559	559
Real estate held for sale(2)	—	6,297	—	6,297
Investments in unconsolidated subsidiaries	—	—	4,567	4,567
Assets held for sale, net of related liabilities	—	2,011	—	2,011

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

        The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company's results of operations during the respective period:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Portfolio Assets—loans(1)	$(1,419)	$(921)
Loans receivable—SBA held for investment(1)	(421)	(385)
Real estate held for sale(2)	(409)	(2,067)
Investments in unconsolidated subsidiaries(3)	—	(7,435)
Assets held for sale, net of related liabilities(4)	—	(3,093)

Total	$(2,249)	$(13,901)

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

(4)
Represents the net write-down of a disposal group upon its classification as held for sale (see Note 4).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

17. Fair Value (Continued)

        The fair value adjustment reductions in the table for 2012 and 2011 involved assets held in our Portfolio Asset Acquisition and Resolution business segment.

  Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

        The table below presents the carrying amount and estimated fair value of the Company's financial instruments, including accrued interest (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets at December 31, 2012 and December 31, 2011. These fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. We have not included assets that are not financial instruments in our disclosure, such as the value of our servicing assets and investments in unconsolidated subsidiaries.

	December 31, 2012					December 31, 2011
		Estimated Fair Value
	Carrying Amount					Carrying Amount	Estimated Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$41,095	$41,095	$—	$—	$41,095	$36,031	$36,031
Loan Portfolio Assets and loans receivable held for investment	78,741	—	—	103,345	103,345	135,423	173,616
SBA loans held for sale	1,087	—	1,232	—	1,232	7,614	8,353
Assets held for sale, net of related liabilities(1)	—	—	—	—	—	4,569	6,634
Notes payable and other debt obligations	76,945	—	—	76,945	76,945	189,936	189,936

(1)
Comprised of Portfolio Assets, an affiliated loan receivable and an affiliated note payable (see Note 4).

18. Segment Reporting

        At December 31, 2012 and 2011, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

December 31, 2012 and 2011

18. Segment Reporting (Continued)

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

        The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver"). Through its Special Situations Platform business, the Company provides investment capital to privately-held lower middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also includes direct equity investments and common equity warrants. In addition, our Special Situations Platform business engages in other types of investment activity including distressed debt transactions and leveraged buyouts. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 60 months.

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

        The following tables set forth summarized information by segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Portfolio Asset Acquisition and Resolution	Special Situations Platform	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$55,577	$14,117	$887	$70,581
Costs and expenses	(37,880)	(17,926)	(12,383)	(68,189)
Equity income from unconsolidated subsidiaries	8,958	6,286	—	15,244
Gain on business combinations	—	935	—	935
Gain on sale of subsidiaries	1,451	—	—	1,451
Income tax expense	(490)	(326)	(158)	(974)
Net income attributable to noncontrolling interests	(3,531)	(1,179)	—	(4,710)

Net earnings (loss)	$24,085	$1,907	$(11,654)	$14,338

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

18. Segment Reporting (Continued)

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

        Revenues and equity income (loss) of investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues, equity income (loss) of unconsolidated subsidiaries and other income from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Domestic	$51,191	$42,180
Latin America	7,255	2,230
Europe	6,089	18,843

Total	$64,535	$63,253

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

18. Segment Reporting (Continued)

        Total assets for each segment and a reconciliation to total assets are as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash and cash equivalents	$39,941	$34,802
Restricted cash	1,154	1,229
Portfolio acquisition and resolution assets:
Domestic	132,487	199,093
Latin America	6,495	17,048
Europe	6,049	41,447
Special situations platform assets	45,158	51,099
Other non-earning assets, net	13,353	11,628

Total assets	$244,637	$356,346

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

December 31, 2012 and 2011

19. Variable Interest Entities (Continued)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

19. Variable Interest Entities (Continued)

        Special-Purpose Investment Entity VIEs—The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $38.1 million under guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 21). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

        The following table displays the carrying amount and classification of assets and liabilities of the Company's consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the four consolidated Acquisition Partnership VIEs described above) that are included in its consolidated balance sheet as of December 31, 2012. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in "Noncontrolling interests" in our consolidated balance sheet.

(Dollars in thousands)	Special-Purpose Investment VIEs
Cash	$24,066
Portfolio Assets, net	42,056
Loans receivable	33,111
Equity investments	21,640
Other assets	32,954

Total assets of consolidated VIEs(1)	$153,827

Notes payable(2)	$71,718
Other liabilites(2)	18,210

Total liabilities of consolidated VIEs	$89,928

(1)
These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)
Includes $26.5 million of notes payable and $18.2 million of other liabilities for which creditors do not have recourse to FirstCity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

19. Variable Interest Entities (Continued)

        The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of December 31, 2012 related to the Company's variable interests in unconsolidated VIEs.

	Assets on FirstCity's Consolidated Balance Sheet
			FirstCity's Maximum Exposure to Loss(1)
Type of VIE	Loans Receivable	Equity Investment
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(1,076)	$980
Operating Entity VIEs	7,419	574	7,993

Total	$7,419	$(502)	$8,973

(1)
Includes maximum exposure to loss attributable to FirstCity's debt guarantees provided for certain Acquisition Partnership VIEs.

20. Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and certain other related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from these affiliates approximated $15.9 million in 2012 and $10.2 million in 2011.

        Through a series of related party transactions in 2008, FirstCity (through a majority-owned Mexican subsidiary) acquired a loan portfolio in Mexico. The final funding for this transaction involved two FirstCity majority-owned Mexican subsidiaries and an unconsolidated Mexican affiliated entity, and resulted in an affiliated note payable and an affiliated loan receivable being recorded to the Company's consolidated balance sheet. At December 31, 2011, the carrying values of this affiliated loan receivable and affiliated note payable both approximated $5.1 million (including accrued interest), and were respectively included in "Assets held for sale" and "Liabilities associated with assets held for sale" on our consolidated balance sheet. In July 2012, the Company sold the Mexican subsidiary that held this affiliated loan receivable and affiliated note payable. See Note 4 for additional information.

        The Company owns 80% of FirstCity Denver—a special situations investment platform that was formed for the purpose of investing primarily in lower middle-market private companies through flexible capital structuring arrangements. The other 20% interest in FirstCity Denver is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard Horrigan and Stephen Schmeltekopf. Mr. Horrigan, President of FirstCity Denver, and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver, are also employees of FirstCity Denver and have employment contracts with FirstCity Denver.

21. Commitments and Contingencies

  Legal Proceedings

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings which are incidental to the ordinary course of our

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

21. Commitments and Contingencies (Continued)

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

  Class Action Litigation

        On January 15, 2013, a putative class action lawsuit was filed in the District Court in McLennan County, Texas against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Eric J. Drayer v. James T. Sartain, et. al., Cause No. 2013-246-5. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the District Court in McLennan County, Texas against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Eric J. Drayer v. James T. Sartain, et. al., Cause No. 2013-246-5. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders in connection with Värde's merger proposal and that Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff seeks declaratory and injunctive relief, reasonable attorneys' and experts' fees and, in the event the transaction is consummated, rescission of the transaction or rescissory damages and an accounting of all damages, profits and special benefits. On February 13, 2013, a first amended petition was filed. The amended petition alleges that the director defendants breached their fiduciary duties by (i) failing to maximize the value of the Company, (ii) taking steps to avoid competitive bidding, (iii) failing to properly value the Company and (iv) omitting material information and providing materially misleading information in the preliminary proxy statement, and seeks the same relief and asserts the same claims as the original petition.

        On January 29, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Paul Perry v. FirstCity Financial Corporation, et. al., Case No. 8259-VCG. The lawsuit alleges, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders by entering into the merger agreement and that the Company, Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff seeks declaratory and injunctive relief, reasonable attorneys' and experts' fees and, in the event the transaction is consummated, rescission of the transaction and an accounting of all damages, profits and special benefits. On February 15, 2013, a first amended complaint was filed adding Värde Management, L.P. as a defendant. The amended complaint alleges that the director defendants breached their fiduciary duties by (i) agreeing to the merger consideration which undervalues the Company, (ii) agreeing to the terms of the merger agreement which deter other bidders and (iii) omitting material information and providing materially misleading information in the preliminary proxy statement, and seeks the same relief and asserts the same claims as the original complaint.

        Defendants have not yet filed any responsive pleadings or motions to the amended petitions. In the Perry lawsuit, the plaintiff has moved for a preliminary injunction and sought expedited discovery,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

21. Commitments and Contingencies (Continued)

but no hearings or proceedings have been scheduled on either motion. The Company believes that the claims in these lawsuits are without merit and intends to vigorously defend itself against them. However, there can be no assurance as to the outcome of these lawsuits.

  Wave Tec Pools, Inc. Litigation.

        FH Partners LLC (formerly FH Partners, L.P.), FC Servicing, and FirstCity Financial Corporation were defendants in a suit that was originally filed by Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively, the "Obligors") against State Bank and Cole Harmonson in March 2007. The Obligors alleged that they sustained actual damages of $165 million as a result of alleged breaches by FH Partners LLC and FC Servicing under a loan-related agreement from State Bank to Obligors that was purchased by FH Partners LLC from State Bank in December 2006. Following various court rulings and proceedings (including Prosperity Bank's settlement with the Obligors in 2009), FirstCity entered into an agreement with the Obligors in August 2011, which provided for the settlement of the pending lawsuit and provided for a payment by FH Partners LLC to the Obligors and their attorneys of $100,000. The final settlement is non-appealable, and all FirstCity parties were released from all claims and liability related to the loan and lawsuit. FH Partners LLC continues to pursue collection of the loan.

  Investment Agreement with VIP

        Effective April 1, 2010, FC Diversified, FC Servicing, and VIP, entered into an investment agreement that provides, among other things, a "right of first refusal" provision. Pursuant to the investment agreement, FC Diversified and FC Servicing granted VIP a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which VIP has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and VIP (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified's determination. The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and VIP. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and VIP (subject to removal by VIP on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

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

December 31, 2012 and 2011

21. Commitments and Contingencies (Continued)

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

  Guarantees and Letters of Credit

        FC Commercial has a term loan facility with Bank of Scotland. The obligations under this loan facility are secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners LLC). FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this loan facility. At December 31, 2012, the unpaid principal balance on this loan was $31.1 million. Refer to Note 2 for additional information.

        ABL has a $25.0 million revolving loan facility with WFCF (see Note 2). The obligations under this credit facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL's obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At December 31, 2012, the unpaid principal balance on this loan facility was $15.2 million.

        FC Investment has a $15.0 million revolving loan facility with FNBCT. The obligations under this facility are secured by substantially all of the assets of FC Investment and its subsidiaries. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. At December 31, 2012, the unpaid principal balance on this loan facility was $2.0 million. Refer to Note 2 for additional information.

        Certain of the Company's consolidated subsidiaries provide guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through September 2015, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At December 31, 2012, the unpaid debt obligations of these Acquisition Partnerships attributed to the underlying guarantees of the Company's subsidiaries approximated $1.4 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

21. Commitments and Contingencies (Continued)

        Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $5.3 million at December 31, 2012. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At December 31, 2012, FirstCity had a letter of credit in the amount of $5.4 million from Bank of Scotland under the terms of FirstCity's loan facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $5.4 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012 and 2011

22. Subsequent Events

        On January 22, 2013, FirstCity Business Lending Corporation, an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with CS ABL Holdings, LLC to sell all of the common stock and the preferred stock of American Business Lending, Inc. to CS ABL Holdings, LLC for a total estimated purchase price of approximately $11.1 million. At December 31, 2012, the carrying value of the Company's investment was $7.5 million. The sale is subject to the approval of the U.S. Small Business Administration, and the satisfaction of other conditions of the stock purchase agreement.

23. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2012 and 2011:

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Revenues	$19,787	$14,294	$18,814	$17,686	$20,777	$16,918	$20,252	$16,370
Costs and expenses	13,948	14,253	16,971	23,017	14,211	14,785	17,379	22,224
Equity income (loss) from unconsolidated subsidiaries	4,467	2,081	4,249	4,447	1,871	3,283	2,777	(5,700)
Gain on business combinations	—	935	—	—	—	278	155	—
Gain on debt extinguishment	—	—	—	—	—	—	—	26,543
Gain on sale of subsidiaries	—	—	746	705	5	—	—	1,813
Income tax expense (benefit)	833	5	(59)	195	602	1,024	421	1,655
Net earnings	9,473	3,052	6,897	(374)	7,840	4,670	5,384	15,147
Less: Net income attributable to noncontrolling interests	1,108	1,565	2,130	(93)	4,115	2,242	2,654	(187)
Net earnings attributable to FirstCity	8,365	1,487	4,767	(281)	3,725	2,428	2,730	15,334
Less: Net earnings attributable to participating securities	82	29	96	(6)	—	—	25	142
Net earnings to common stockholders	8,283	1,458	4,671	(275)	3,725	2,428	2,705	15,192
Basic earnings per share of common stock:
Net earnings	$0.80	$0.14	$0.45	$(0.03)	$0.36	$0.24	$0.26	$1.48
Diluted earnings per share of common stock:
Net earnings	$0.80	$0.14	$0.45	$(0.03)	$0.36	$0.24	$0.26	$1.47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of American Business Lending, Inc. (ABL), a wholly owned subsidiary, which statements reflect total assets constituting $24.1 million and total revenues constituting $3.7 million in 2012 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ABL, is based solely on the report of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas
March 21, 2013

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

        We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2012, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On January 22, 2013, FirstCity Business Lending Corporation, an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with CS ABL Holdings, LLC to sell all of the common stock and the preferred stock of American Business Lending, Inc. to CS ABL Holdings, LLC for a total estimated purchase price of approximately $11.1 million. At December 31, 2012, the carrying value of the Company's investment was $7.5 million. The sale is subject to the approval of the U.S. Small Business Administration, and the satisfaction of other conditions of the stock purchase agreement.

        A copy of the stock purchase agreement entered into between the FirstCity Business Lending Corporation and CS ABL Holdings, LLC is attached hereto as Exhibit 10.75. The foregoing description of the stock purchase agreement is qualified in its entirety by reference to the full text of the stock purchase agreement, which is incorporated by reference herein.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

        The following table sets forth for the name, age and position concerning each member of the FirstCity's Board of Directors (the "Board"):

Name	Age	Position
William P. Hendry	62	Chairman of the Board
C. Ivan Wilson	85	Vice Chairman of the Board
James T. Sartain	64	President, Chief Executive Officer and Director
Richard E. Bean	69	Director
Dane Fulmer	62	Director
Robert E. Garrison, II	70	Director
D. Michael Hunter	70	Director
F. Clayton Miller	49	Director

        William P. Hendry has served on the Board as a director of FirstCity since August 2010, and Chairman of the Board since August 2011. Mr. Hendry has more than 30 years of experience in the banking industry and headed Bank of Scotland's operations in the United States before it was acquired in 2009 by Lloyds Banking Group. He launched W.P. Hendry and Associates in February 2009, a bank consulting firm that handles complex business and lending issues. Mr. Hendry has held senior banking positions in Scotland, Northern Ireland, Canada, the Middle East, Africa and the United States. Mr. Hendry has extensive experience in mergers and acquisitions, most notably at Drive Financial Services (a national subprime auto lender) where he led HBOS plc's investment analysis group in 2000, then became Chairman of the Board until the business was sold to Banco Santander in 2006. Mr. Hendry holds an MBA from the University of Strathclyde and completed advanced management programs at Wharton Business School and Harvard Business School. Mr. Hendry is an experienced leader whose numerous management positions and global experiences in the financial services sector have provided him with an abundance of skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on our Board.

        C. Ivan Wilson has served as Vice Chairman of the Board of FirstCity since its acquisition by merger (the "FCBOT Merger") of First City Bancorporation of Texas, Inc. ("FCBOT") in July 1995. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the FCBOT Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas—Corpus Christi, one of FCBOT's banking subsidiaries. Mr. Wilson currently serves on the board of directors of Driscoll Children's Hospital based in South Texas, and previously served as the hospital's board chairman for 10 years through September 2011. Mr. Wilson was selected to serve as a director of FirstCity because of his significant understanding of the Company's business and his extensive experience in the financial services industry.

        James T. Sartain has served on the Board as a director and President of FirstCity since the FCBOT Merger and Chief Executive Officer since January 2001. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the FCBOT Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk Corporation. Mr. Sartain was selected to serve as a director of FirstCity because of his understanding and deep institutional knowledge of the Company's business, his extensive employment experience with FirstCity and his significant industry and management expertise.

        Richard E. Bean has served on the Board as a director of FirstCity since the FCBOT Merger, and also served as the Chairman of the Board from 2005 until August 2011. Since 1976, Mr. Bean has served as a director and Executive Vice President of Pearce Industries, Inc., a privately-held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio Committee of the FirstCity Liquidating Trust from the FCBOT Merger through the termination of the FirstCity Liquidating Trust in January 2004. Prior to the FCBOT Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of FCBOT. Mr. Bean is currently a director, Chairman of the Audit Committee, and Chairman of the Compensation Committee of WCA Waste Corporation, a publicly-owned solid waste collection and disposal company, and previously served as a director and Chairman of the Audit Committee of The Edelman Financial Group Inc., a financial services firm (formerly known as Sanders Morris Harris Group Inc.). Mr. Bean is also a stockholder and director of several private closely-held corporations. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant since 1968. Mr. Bean was selected to serve as a director of FirstCity due to his wide-ranging experience, his depth of knowledge of FirstCity and his extensive financial experience. Mr. Bean qualifies as an "audit committee financial expert" under the SEC's guidelines.

        Dane Fulmer has served on the Board as a director of FirstCity since May 1999. Mr. Fulmer has served as an independent consultant that provides risk management services since 2008. From August 1995 until January 2004, Mr. Fulmer served as Executive Vice President and Director of Risk Management for John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1995, Mr. Fulmer served as Executive Vice President of Merchants Investment Center, a broker/dealer and investment advisory firm, and as portfolio manager for Merchants National, the parent company. Mr. Fulmer's experience includes management of investment securities for commercial banks and corporations, and he has over 40 years of experience in managing financial assets. Mr. Fulmer's investment management expertise and extensive experience identifying and evaluating risks in corporate operations provides FirstCity with a skilled investment advisor and invaluable resource for assessing and managing risks and planning for corporate strategy.

        Robert E. Garrison, II has served on the Board as a director of FirstCity since May 1999. Mr. Garrison currently serves as a director and Chairman of the Audit Committee of Crown Castle International (a publicly-owned company that is an independent owner and operator of shared wireless infrastructures), and as a director of Prosperity Bank (a bank subsidiary of Prosperity Bancshares, Inc., a publicly-owned financial holding company). Mr. Garrison previously served as President and CEO of Sanders Morris Harris Group ("SMHG"), a publicly-owned financial services company (currently known as The Edelman Financial Group Inc.), from January 1999 until May 2002 and as President until May 2009, and he also served as Chairman of the Executive Committee of SMHG from May 2009 until December 2011. In addition, Mr. Garrison previously served as Executive Vice President and a director of Harris Webb & Garrison, and also served as Chairman, Chief Executive Officer, and a director of Pinnacle Management & Trust Co. (Mr. Garrison co-founded both of these investment companies in 1994). Mr. Garrison is also a stockholder and director of several private closely-held corporations. Mr. Garrison has over 40 years of experience in the securities industry and is a chartered financial analyst. As the Chairman of the Audit Committee of a public company and former principal executive officer of another public company, Mr. Garrison provides invaluable insight and guidance on the issues of corporate strategy and risk management.

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

Board of Directors and Committee Information

        The Board is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. The basic responsibility of the Board is to oversee the management of the businesses and affairs of FirstCity. The Board held nineteen meetings during 2012, and took action on one occasion by unanimous consent. Each director who served on the Board in 2012 attended at least 75% of the total number of meetings held by the Board and at least 75% of the meetings of the Board committees of which he was a member in 2012.

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

        Audit Committee.    The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2012. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2012, the Audit Committee held four meetings.

        The Audit Committee is primarily concerned with the integrity of the Company's consolidated financial statements, the effectiveness of the Company's internal control over financial reporting, the Company's compliance with legal and regulatory requirements, the independence, qualifications and performance of the independent registered public accounting firm, and the objectivity and performance of the Company's internal audit function.

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

        The Board has determined that at least one member of the Audit Committee, Mr. Bean, is an "audit committee financial expert" as defined in SEC regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ Stock Market listing standards.

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison, Hunter and Miller during 2012. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act, and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2012, the Compensation Committee held three meetings.

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

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2012. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the "Investors" section. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the President and Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers, and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2012, the Nominating and Corporate Governance Committee held one meeting.

        Executive Committee.    At December 31, 2012, the Executive Committee consisted of Messrs. Sartain (Chairman), Hendry and Bean. Subject to certain limitations specified by the Company's bylaws and the Delaware General Corporate Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2012, the Executive Committee held no meetings, but did take action on three occasions by unanimous consent.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.fcfc.com under the "Investors" section. We may post amendments to or waivers of the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website, unless otherwise required by NASDAQ Stock Market listing standards to disclose any waiver in a Current Report on Form 8-K. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Executive Officers

        Information concerning the executive officers of FirstCity, who do not serve on the Board, is set forth below. Executive officers are appointed annually by the Board and serve at the discretion of the Board.

Name	Age	Position
Mark B. Horrell	50	Executive Vice President, Chief Operating Officer
Jim W. Moore	62	Senior Vice President
J. Bryan Baker	51	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	55	Senior Vice President, Director of Acquisitions
Joe S. Greak	64	Senior Vice President, Director of Tax
James C. Holmes	56	Senior Vice President, Treasurer, and Director of Finance

        Mark B. Horrell has served as Executive Vice President and Chief Operating Officer of FirstCity since January 2013 and previously served as Senior Vice President of FirstCity from August 2011 to January 2013 and as Vice President from November 2009 to August 2011. Mr. Horrell joined FirstCity in May 2008 as a Due Diligence Officer. Mr. Horrell currently serves as the co-head of the U.S. acquisition platform. Prior to his employment at FirstCity, Mr. Horrell spent 10 years as an organizing partner, principal and portfolio manager in various private investment fund vehicles focused on the purchase and management of a wide array of securities including fixed income and equity investment instruments. Prior to his fund creation and management tenure, Mr. Horrell served for 15 years as a commercial banker in various capacities at an Oklahoma commercial bank, including Investment Portfolio Manager and Loan Review Manager. Mr. Horrell is a former certified public accountant and registered investment advisor.

        Jim W. Moore has served as Senior Vice President since January 2013. Mr. Moore previously served as Executive Vice President, Chief Operating Officer, and the Director of Servicing from June 2008 to January 2013. Mr. Moore rejoined FirstCity in January 2008 after spending the previous seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP ("Drive"), a national subprime auto lender. Mr. Moore served in various capacities at Drive including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior-level officer prior to the formation of Drive, which resulted as part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore's past experiences also include serving as the President of three different Texas commercial banks. Mr. Moore has more than 35 years of financial services and banking experience.

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

        Terry R. DeWitt has served as Senior Vice President responsible for FirstCity's due diligence and investment evaluation since the FCBOT Merger, and he currently serves as the Director of Acquisitions. Mr. DeWitt served as Senior Vice President responsible for due diligence and investment evaluation of J-Hawk Corporation from 1992 to the FCBOT Merger. Prior to 1992, Mr. DeWitt served in executive management roles, including President, with three different Texas commercial banks. Mr. DeWitt has more than 25 years of financial services and banking experience.

        Joe S. Greak has served as Senior Vice President and Director of Tax of FirstCity since the FCBOT Merger. Mr. Greak was the Tax Manager of FCBOT from 1993 through the date of the

FCBOT Merger. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City-Houston, N.A. Prior to 1992, he was Senior Vice President and Tax Director of First City, Texas-Houston, N.A. Mr. Greak is a certified public accountant.

        James C. Holmes has served as Senior Vice President of FirstCity since the FCBOT Merger, and currently serves as the Treasurer (since 1993) and Director of Finance (since 2008). Mr. Holmes has served in executive management positions at FirstCity in U.S. acquisitions, servicing and operations since the FCBOT Merger. Prior to the FCBOT Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes served as Vice President in commercial lending for a Texas commercial bank. Mr. Holmes has more than 25 years of experience in the financial services and banking sector.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of their ownership, and any changes in that ownership, with the SEC. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely on our review of such reports and written representations from certain reporting persons that no other reports were required, we believe that for the fiscal year ended December 31, 2012, our directors, executive officers and 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain information concerning compensation for fiscal years 2012 and 2011 to (1) the Company's Chief Executive Officer and the Company's other three most-highly compensated executive officers (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	(1) Stock Awards ($)	(2) Non-Equity Incentive Plan Compensation ($)	(3) All Other Compensation ($)	Total Compensation ($)
James T. Sartain,	2012	500,000	225,326	1,141,861	16,876	1,884,063
President and Chief Executive Officer	2011	500,000	84,211	470,455	16,876	1,071,542
Terry R. DeWitt,	2012	300,000	210,101	570,931	5,328	1,086,360
Senior Vice President	2011	300,000	77,735	438,668	5,328	821,731
James C. Holmes,	2012	300,000	210,101	570,931	5,328	1,086,360
Senior Vice President	2011	300,000	77,735	438,668	5,328	821,731
Mark B. Horrell,	2012	300,000	210,101	570,931	5,328	1,086,360
Executive Vice President, Chief Operating Officer	2011	250,000	77,735	438,668	5,040	771,443

(1)
These amounts represent the aggregate grant-date fair value of stock awards, calculated in accordance with the FASB's accounting guidance on share-based payments. Refer to Note 13 of the Company's 2012 consolidated financial statements for a discussion of the valuation methodology used in calculating these amounts.

(2)
This column reports the cash portion of the bonus earned by the Named Executive Officers in 2012 and 2011 under the Company's management bonus plans and paid in March 2013 and March 2012, respectively.

(3)
The total amounts included under "All Other Compensation" for 2012 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplemental Life"), and (c) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 2012 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$2,376	$10,000	$16,876
Terry R. DeWitt	4,500	828	—	5,328
James C. Holmes	4,500	828	—	5,328
Mark B. Horrell	4,500	828	—	5,328

        In December 2012, the Compensation Committee of the Board recommended that the Board approve a bonus pool for executive officers of $3.75 million, subject to potential adjustments for impairments recorded in the Company's financial statements for the year ending December 31, 2012. The Company paid 75% of these cash bonuses to the executive officers in December 2012, and the remainder of the bonuses are expected to be paid at the end of March 2013. These bonuses are included in the Summary Compensation Table for 2012 above under the Non-Equity Incentive Plan Compensation column.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on stock option and restricted stock grants awarded to each Named Executive Officer that were outstanding as of December 31, 2012. The market value of the restricted stock awards was based on the closing market price of FirstCity's common stock on December 30, 2012 of $9.74 per share.

		Option Awards(1)				Stock Awards(2)
		Number of Shares Underlying Unexercised Options(#)
						Number of Stock Shares That Have Not Vested(#)	Market Value of Stock Shares That Have Not Vested($)
	Award Grant Date			Option Exercise Price($)	Option Expiration Date
Name		Exercisable	Unexercisable
James T. Sartain	5/13/2004	37,500	—	$7.25	5/13/2014
	10/12/2005	11,000	—	$11.33	10/12/2015
	8/13/2009	37,500	12,500	$6.93	8/13/2019
	3/31/2011					8,704	$84,777
	3/30/2012					25,781	$251,107
Terry R. DeWitt	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	8,000	—	$9.85	10/11/2017
	8/13/2009	26,250	8,750	$6.93	8/13/2019
	3/31/2011					8,035	$78,261
	3/30/2012					24,039	$234,140
James C. Holmes	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	8,000	—	$11.77	10/25/2015
	10/11/2007	8,000	—	$9.85	10/11/2017
	8/13/2009	18,750	6,250	$6.93	8/13/2019
	3/31/2011					8,035	$78,261
	3/30/2012					24,039	$234,140
Mark B. Horrell	8/13/2009	18,750	6,250	$6.93	8/13/2019
	3/31/2011					8,035	$78,261
	3/30/2012					24,039	$234,140

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

        The following table summarizes the potential change in control benefits under the Company's stock option and award plans that each of the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2012.

Name	Stock Options(1)	Restricted Stock(2)	Total
James T. Sartain	$35,125	$335,884	$371,009
Terry R. DeWitt	$24,588	$312,401	$336,989
James C. Holmes	$17,563	$312,401	$329,964
Mark B. Horrell	$17,563	$312,401	$329,964

(1)
Represents the intrinsic value of the acceleration of all unvested, in-the-money stock options based on FirstCity's closing common stock price as of December 31, 2012.

(2)
Represents the value of the acceleration of all unvested restricted stock shares based on FirstCity's closing common stock price as of December 31, 2012.

Director Compensation Table

        The following table sets forth information regarding the compensation of FirstCity's outside directors for the fiscal year ended December 31, 2012.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Total ($)
William P. Hendry	189,000	33,825	—	222,825
C. Ivan Wilson	65,000	33,825	—	98,825
Richard E. Bean	70,000	33,825	—	103,825
Dane Fulmer	65,000	33,825	—	98,825
Robert E. Garrison, II	133,000	33,825	—	166,825
D. Michael Hunter	60,000	33,825	—	93,825
F. Clayton Miller	133,000	33,825	—	166,825

(1)
James T. Sartain is not included in this table as he is an employee of FirstCity and, accordingly, received no compensation for his services as a director. Mr. Sartain's compensation, as an employee of FirstCity, is shown in the Summary Compensation Table above.

(2)
During 2012, FirstCity's non-employee directors each received an annual retainer of $30,000 (paid in quarterly installments). The chair of the Audit Committee received an additional annual retainer of $10,000 (paid in quarterly installments), and the chairs of the Board, Nominating and Corporate Governance Committee, and Compensation Committee each received an additional annual retainer of $5,000 (paid in quarterly installments). Amounts shown in the table above reflect the annual retainer paid to each director as described herein. A director receives a pro-rated amount of the annual retainer for service on the Board and, if applicable, as a committee chair, based on the portion of the year the director served in either such capacity.

(3)
FirstCity's non-employee directors were each granted 3,750 restricted shares of FirstCity common stock for their service as a director for 2012 under the FirstCity Financial Corporation 2010 Stock Option and Award Plan. These amounts are computed in accordance with the FASB's accounting guidance on share-based payments (refer to Note 13 of the Company's 2012 consolidated financial statements for a discussion of the terms of these awards and valuation methodology used in calculating these amounts). All of these restricted shares of FirstCity common stock were unvested at December 31, 2012.

(4)
No stock options were granted to FirstCity's non-employee directors in 2012. The aggregate number of stock options outstanding awarded to non-employee directors at December 31, 2012 from awards granted in prior years is as follows: C. Ivan Wilson—35,000; Richard E. Bean—25,000; Dane Fulmer—18,750; Robert E. Garrison, II—20,000; D. Michael Hunter—25,000; and F. Clayton Miller—20,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the common stock owned on March 11, 2013 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than 5% of our common stock outstanding as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers, and (4) all of the Company's directors and executive officers as a group. Except as otherwise indicated, all shares of common stock shown in the table below are held with sole voting and investment power. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and awards plan are deemed to be outstanding for such person or entity (but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person or entity).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class
	Directors and Executive Officers(1):
Common Stock	James T. Sartain	690,640	(3)	6.49%
Common Stock	Richard E. Bean	347,292		3.28%
Common Stock	Terry R. DeWitt	263,151		2.48%
Common Stock	Robert E. Garrison, II	163,509		1.55%
Common Stock	James C. Holmes	158,948		1.50%
Common Stock	Dane Fulmer	119,209		1.13%
Common Stock	C. Ivan Wilson	82,979		*
Common Stock	D. Michael Hunter	72,459		*
Common Stock	Mark Horrell	54,841		*
Common Stock	F. Clayton Miller	32,459		*
Common Stock	William P. Hendry	7,644		*
Common Stock	All directors and executive officers as a group (14 persons)	2,217,733		20.13%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. and William J. Nasgovitz	1,008,413	(4)	9.55%
	789 North Water St.
	Milwaukee, WI 53202
Common Stock	First Manhattan Co.	752,728	(4)	7.13%
	437 Madison Avenue
	New York, NY 10022
Common Stock	Dimensional Fund Advisors LP	669,583	(4)	6.34%
	Palisades West, Building One
	6300 Bee Cave Road
	Austin, TX 78746
Common Stock	Värde Partners, Inc. and affiliates(4)(5)	2,332,983	(4)(5)	21.17%
	8500 Normandale Lake Blvd.,
	Suite 1500 Minneapolis,
	MN 55437

*
Less than 1%

(1)
The business mailing address of each such person is P. O. Box 8216, Waco, Texas 76714.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—86,000; Richard E. Bean—25,000; Robert E. Garrison, II—20,000; Dane Fulmer—18,750; C. Ivan Wilson—35,000; D. Michael Hunter—25,000; F. Clayton Miller—20,000; Terry R. DeWitt—57,250; James C. Holmes—49,750; Mark B. Horrell—18,750; and all directors and executive officers as a group (14 persons)—462,500.

(3)
Includes 222,407 shares which are pledged as collateral to secure a revolving line of credit extended by an unaffiliated creditor.

(4)
Based on information contained in statements filed with the SEC by the respective reporting persons, the amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc. and William J. Nasgovitz	13G/A	1/31/2013	—	970,513	—	1,008,413
First Manhattan Co.	13G/A	12/31/2012	19,900	609,517	19,900	732,828
Dimensional Fund Advisors LP	13G/A	12/31/2012	662,035	—	669,583	—
Hotspurs Holdings LLC	13D	12/20/2012	—	2,182,983	—	—
The Värde Fund X (Master), L.P.	13D	12/20/2012	—	1,863,706	—	30,000
The Värde Fund X (GP), L.P.	13D	12/20/2012	—	1,863,706	—	30,000
The Värde Fund X GP, LLC	13D	12/20/2012	—	1,863,706	—	30,000
The Värde Fund V-B, L.P.	13D	12/20/2012	—	3,000	—	3,000
Värde Fund V GP, LLC	13D	12/20/2012	—	3,000	—	3,000
Värde Fund VI-A, L.P.	13D	12/20/2012	—	69,989	—	4,500
Värde Fund VII-B, L.P.	13D	12/20/2012	—	1,500	—	1,500
Värde Investment Partners, L.P.	13D	12/20/2012	—	177,639	—	3,000
Värde Investment Partners (Offshore) Master, L.P.	13D	12/20/2012	—	109,149	—	—
Värde Investment Partners, G.P., LLC	13D	12/20/2012	—	358,277	—	9,000
The Värde Fund VIII, L.P.	13D	12/20/2012	—	24,000	—	24,000
Värde Fund VIII G.P., LLC	13D	12/20/2012	—	24,000	—	24,000
The Värde Fund IX, L.P.	13D	12/20/2012	—	73,500	—	73,500
The Värde Fund IX-A, L.P.	13D	12/20/2012	—	10,500	—	10,500
Värde Fund IX G.P., LLC	13D	12/20/2012	—	84,000	—	84,000
Värde Partners, L.P.	13D	12/20/2012	—	2,332,983	—	150,000
Värde Partners, Inc.	13D	12/20/2012	—	2,332,983	—	150,000
George G. Hicks	13D	12/20/2012	—	2,332,983	—	150,000
Marcia L. Page	13D	12/20/2012	—	2,332,983	—	150,000
Gregory S. McMillan	13D	12/20/2012	—	2,332,983	—	150,000
(5)
Messrs. Sartain, Baker, Moore, DeWitt, Horrell, Holmes, Hendry, Wilson, Bean, Fulmer, Garrison, Hunter and Miller are parties to a support agreement with Parent. Pursuant to the support agreement, these stockholders (in their capacity as stockholders) have agreed to vote an aggregate of 1,543,712 shares of common stock, 211,521 shares of restricted stock and 427,750 shares of common stock underlying outstanding options (to the extent they are exercised prior to the special meeting for the adoption of the merger agreement) held by the stockholders in favor of the adoption of the merger agreement

Change in Control

        In December 2012, the Company entered into a definitive merger agreement with Parent and Merger Subsidiary pursuant to which the Company will become a private company that is wholly owned by Parent. Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde. Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in the second quarter of 2013. Consummation of the merger is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company's common stock. The Company has filed a preliminary proxy statement with the SEC recommending that the Company's stockholders adopt the merger agreement.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under the Company's equity compensation plans:

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	649,900	$8.17	153,377	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	649,900	$8.17	153,377

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

Transactions and Relationships Involving Our Directors and Executive Officers

        The Company owns equity interests in various asset portfolios and other investments through investment entities formed with one or more other co-investors ("Acquisition Partnerships"). Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the Acquisition Partnerships, but receive no additional compensation for serving in such capacity. The Company provides asset servicing services to certain of the Acquisition Partnerships pursuant to servicing agreements between the Company and the Acquisition Partnerships. Service fees derived from such affiliates totaled $15.9 million for 2012.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The following table presents fees billed for professional audit services rendered by KPMG LLP ("KPMG") as our independent registered public accounting firm for the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$1,133,302	$1,213,099
Audit-related fees	—	—
Tax fees	16,500	16,500
All other fees	—	—

Total	$1,149,802	$1,229,599

        Audit Fees.    Audit fees include fees and related expenses ($100,000 and $126,000 for 2012 and 2011, respectively) for professional services rendered by our independent registered public accounting firm for the annual audit of our consolidated financial statements (and the financial statements of certain subsidiaries), the quarterly review of our financial statements, and services that are normally provided in connection with statutory and regulatory filings.

        Audit-Related Fees.    We did not engage KPMG for audit-related services for fiscal years 2012 and 2011.

        Tax Fees.    Tax fees for 2012 and 2011 consist of professional services rendered by KPMG related to transfer pricing studies.

        All Other Fees.    We did not engage KPMG for other professional services for fiscal years 2012 and 2011.

Approval of Independent Registered Public Accounting Firm Services and Fees

        The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the Company's independent registered public accounting firm. Except as noted below, no audit services or non-audit services shall be provided to the Company by the independent registered public accounting firm unless first pre-approved by the Audit Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC. If the Audit Committee approves an audit service within the scope of the engagement of the independent registered public accounting firm, such audit service shall be deemed to have been pre-approved.

        Pre-approval shall not be required for non-audit services provided by the independent registered public accounting firm if (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than the 5% of the total amount of revenues paid by the Company to the independent registered public accounting firm during the fiscal year in which such non-audit services are provided, (ii) such non-audit services were not recognized by the Company at the time of the independent registered public accounting firm's engagement to be non-audit services, and (iii) such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit for the year in which the non-audit services were commenced.

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
2.3	—
Agreement and Plan of Merger, dated as of December 20, 2012, by and among Hotspurs Holdings LLC, Hotspurs Acquisition Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 26, 2012)
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

Exhibit Number		Description of Exhibit
10.24	—	Amendment No. 10 to Revolving Credit Agreement, dated as of August 22, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 28, 2007)
10.25	—
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

Exhibit Number		Description of Exhibit
10.44	—	Amendment Number One to FirstCity Financial Corporation 2010 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's supplemental Schedule 14A, Definitive Additional Materials, dated November 5, 2009)
10.45	—
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
10.61	—
Form of Indemnification Agreement between FirstCity Financial Corporation and each of its directors and officers (incorporated herein by reference to Exhibit 10.61 of the Company's Form 10-K dated March 30, 2012)
10.62	—
Amended and Restated Loan Agreement dated January 31, 2012 between American Business Lending, Inc., as borrower, and Wells Fargo Capital Finance LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 31, 2012)

Exhibit Number		Description of Exhibit
10.63	—	Omnibus Amendment and Reaffirmation of Loan Documents dated January 31, 2012 by and among Wells Fargo Capital Finance LLC, as lender, American Business Lending, Inc., as borrower, FirstCity Financial Corporation, as credit party, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 31, 2012)
10.64	—
Approval by the Company's Compensation Committee of the Board of Directors for a 2012 bonus plan for certain executive officers of the Company (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 2, 2012)
10.65	—
Loan Agreement dated May 16, 2012 between FC Investment Holdings Corporation, as borrower, and FirstCity Financial Corporation, as guarantor, and First National Bank of Central Texas, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q dated August 14, 2012)
10.66	—
Commercial Guaranty dated May 16, 2012 between FC Investment Holdings Corporation, as borrower, and FirstCity Financial Corporation, as guarantor, and First National Bank of Central Texas, as lender (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q dated August 14, 2012)
10.67	—
Share Transfer Agreement dated November 7, 2012 between FirstCity Diversified Holdings LLC, FirstCity Europe Corporation and FirstCity Servicing Corporation, as the transferors, and Miromesnil Gestion, as the tranferee. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 14, 2012)
10.68	—
Equity Commitment Letter, dated as of December 20, 2012, by and among The Värde Fund X (Master) L.P., Värde Investment Partners, L.P., Värde Investment Partners (Offshore) Master, L.P., The Värde Fund VI-A, L.P. and Hotspurs Holdings LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.69	—
Limited Guarantee, dated as of December 20, 2012, by and among The Värde Fund X (Master) L.P., Värde Investment Partners, L.P., Värde Investment Partners (Offshore) Master, L.P., The Värde Fund VI-A, L.P. and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.70	—
Support Agreement, dated as of December 20, 2012, by and among Hotspurs Holdings LLC and certain stockholders of FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.71	—
Separation Agreement, dated as of December 20, 2012, by and between Jim W. Moore and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.72	—
Separation Agreement, dated as of December 20, 2012, by and between J. Bryan Baker and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated December 26, 2012)

Exhibit Number		Description of Exhibit
10.73	—	Separation Agreement, dated as of December 20, 2012, by and between Joe S. Greak and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.74	—
Retirement and Consulting Agreement, dated as of December 20, 2012, by and between James T. Sartain and Värde Partners, Inc. (incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated December 26, 2012)
10.75*	—	Stock Purchase Agreement dated January 22, 2013, by and between FirstCity Business Lending Corporation and CS ABL Holdings, LLC
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP
31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	—	XBRL Taxonomy Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Presentation Linkbase Document
101.DEF**	—	XBRL Taxonomy Definition Linkbase Document

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

March 21, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. P. HENDRY William P. Hendry	Chairman of the Board and Director	March 21, 2013
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2013
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2013
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 21, 2013
/s/ RICHARD E. BEAN Richard E. Bean	Director	March 21, 2013
/s/ DANE FULMER Dane Fulmer	Director	March 21, 2013
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	March 21, 2013
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 21, 2013
/s/ F. CLAY MILLER F. Clay Miller	Director	March 21, 2013