Form 10-Q
period 2013-03-31
FIRSTCITY FINANCIAL CORP
filed 2013-05-13
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, par value $.01 per share, outstanding at May 7, 2013 was 10,563,697.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,076	$39,347
Portfolio Assets:
Loan portfolios, net of allowance for loan losses of $417 and $394	39,331	44,904
Real estate held for sale, net	12,133	10,171
Total Portfolio Assets	51,464	55,075
Loans receivable:
Loans receivable - affiliates	6,522	6,584
Loans receivable - other, net of allowance for loan losses of $-0- and $1,083	5,168	7,530
Total loans receivable, net	11,690	14,114
Investment securities available for sale	1,314	1,670
Investments in unconsolidated subsidiaries	67,219	77,466
Service fees receivable ($704 and $793 from affiliates)	721	817
Assets held for sale	27,439	24,143
Other assets	30,234	32,005
Total Assets (1)	$223,157	$244,637

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks and other debt obligations	$49,277	$61,731
Liabilities associated with assets held for sale	19,896	16,664
Other liabilities	19,803	28,975
Total Liabilities (2)	88,976	107,370
Commitments and contingencies (Note 17)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 12,056,197 and 12,056,197, respectively; shares outstanding: 10,556,197 and 10,556,197, respectively)	121	121
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	107,636	107,378
Retained earnings	30,221	32,729
Accumulated other comprehensive loss	(534)	(577)
FirstCity Stockholders’ Equity	126,521	128,728
Noncontrolling interests	7,660	8,539
Total Equity	134,181	137,267
Total Liabilities and Equity	$223,157	$244,637

(1)         Our consolidated assets at March 31, 2013 and December 31, 2012 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $15.7 million and $22.3 million; Portfolio Assets, $39.4 million and $42.1 million; Loans receivable, $10.2 million and $12.7 million; Equity investments, $11.7 million and $21.6 million; Assets held for sale, $27.4 million and $24.1 million; various other assets, $28.5 million and $31.1 million; and Total assets, $132.9 million and $153.8 million, respectively.

(2)         Our consolidated liabilities at March 31, 2013 and December 31, 2012 include the following VIE liabilities for which the VIE creditors do not have recourse to FirstCity: Notes payable, $22.6 million and $26.5 million; Liabilities associated with assets held for sale, $1.5 million and $1.4 million; Other liabilities, $12.2 million and $16.8 million; and Total liabilities, $36.3 million and $44.7 million, respectively.

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Servicing fees ($2,411 and $5,505 from affiliates, respectively)	$2,449	$5,575
Income from Portfolio Assets	1,936	8,505
Interest income from loans receivable - affiliates	79	280
Interest income from loans receivable - other	90	101
Revenue from railroad operations	4,118	1,685
Other income	1,402	2,541
Total revenues	10,074	18,687
Costs and expenses:
Interest and fees on notes payable to banks and other	745	1,519
Salaries and benefits	4,734	5,840
Provision for loan and impairment losses	58	224
Asset-level expenses	615	1,055
Costs and expenses from railroad operations	3,428	1,228
Other costs and expenses	3,451	3,196
Total costs and expenses	13,031	13,062
Earnings (loss) before other revenue and income taxes	(2,957)	5,625
Equity income from unconsolidated subsidiaries	799	4,467
Earnings (loss) before income taxes	(2,158)	10,092
Income tax expense (benefit)	(75)	832
Earnings (loss) from continuing operations, net of tax	(2,083)	9,260
Discontinued operations
Income from discontinued operations, net of provision for income taxes of $1 and $1, respectively	111	213
Net earnings (loss)	(1,972)	9,473
Less: Net income attributable to noncontrolling interests	536	1,108
Net earnings (loss) attributable to FirstCity	$(2,508)	$8,365

Basic earnings (loss) per share of common stock
Earnings (loss) from continuing operations	$(0.25)	$0.78
Discontinued operations	$0.01	$0.02
Net earnings (loss)	$(0.24)	$0.80

Diluted earnings (loss) per share of common stock
Earnings (loss) from continuing operations	$(0.25)	$0.78
Discontinued operations	$0.01	$0.02
Net earnings (loss)	$(0.24)	$0.80

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net earnings (loss)	$(1,972)	$9,473
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	(51)	460
Foreign currency translation adjustments	95	1,607
Total other comprehensive income, net of tax	44	2,067
Total comprehensive income (loss)	(1,928)	11,540
Less comprehensive income attributable to noncontrolling interests:
Net income	(536)	(1,108)
Net unrealized (gain) loss on securities available for sale, net of tax	—	(13)
Foreign currency translation adjustments	(1)	(317)
Comprehensive income (loss) attributable to FirstCity	$(2,465)	$10,102

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	FirstCity Stockholders
					Accumulated
					Other	Non-
	Common	Treasury	Paid in	Retained	Comprehensive	controlling	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity

Balances, December 31, 2011	$119	$(10,923)	$106,330	$18,391	$(1,941)	$25,427	$137,403
Net earnings	—	—	—	8,365	—	1,108	9,473
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	447	13	460
Foreign currency translation adjustments	—	—	—	—	1,290	317	1,607
Issuance of common stock under stock- based compensation plans	2	—	(2)	—	—	—	—
Stock-based compensation expense	—	—	204	—	—	—	204
Distributions to noncontrolling interests	—	—	—	—	—	(2,189)	(2,189)
Balances, March 31, 2012	$121	$(10,923)	$106,532	$26,756	$(204)	$24,676	$146,958

Balances, December 31, 2012	$121	$(10,923)	$107,378	$32,729	$(577)	$8,539	$137,267
Net loss	—	—	—	(2,508)	—	536	(1,972)
Change in net unrealized gain on securities available for sale, net of tax	—	—	—	—	(51)	—	(51)
Foreign currency translation adjustments	—	—	—	—	94	1	95
Stock-based compensation expense	—	—	258	—	—	—	258
Distributions to noncontrolling interests	—	—	—	—	—	(1,416)	(1,416)
Balances, March 31, 2013	$121	$(10,923)	$107,636	$30,221	$(534)	$7,660	$134,181

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$(1,972)	$9,473
Less income from discontinued operations	(111)	(213)
Adjustments to reconcile net earnings to net cash used in operating activities:
Proceeds applied to income from Portfolio Assets	14	347
Income from Portfolio Assets	(1,936)	(8,505)
Provision for loan and impairment losses	58	224
Foreign currency transaction (gains) losses, net	238	(161)
Equity income from unconsolidated subsidiaries	(799)	(4,467)
Depreciation and amortization, net	770	878
Decrease (increase) in other assets	1,455	(3,213)
Increase (decrease) in other liabilities	(9,058)	194
Other, net	416	292
Net cash used in operating activities	(10,925)	(5,151)
Cash flows from investing activities:
Purchases of property and equipment, net	(322)	(423)
Net principal payments on loans receivable	2,472	2,211
Net principal payments on investment securities available for sale	308	413
Purchases of Portfolio Assets	(106)	(30)
Proceeds applied to principal on Portfolio Assets	5,720	25,564
Contributions to unconsolidated subsidiaries	(12,590)	(9,305)
Distributions from unconsolidated subsidiaries	23,641	8,521
Net cash provided by investing activities	19,123	26,951
Cash flows from financing activities:
Borrowings under notes payable to banks and other	—	350
Principal payments of notes payable to banks and other	(12,822)	(14,158)
Distributions to noncontrolling interests	(1,416)	(2,189)
Other, net	(64)	(40)
Net cash used in financing activities	(14,302)	(16,037)
Effect of exchange rate changes on cash and cash equivalents	(30)	681
Net cash used in continuing operations	(6,134)	6,444
Cash flows from discontinued operations (see Note 3):
Net cash used in operating activities	(2,128)	4,844
Net cash used in investing activities	(1,085)	(634)
Net cash provided by financing activities	3,076	(4,229)
Net cash used in discontinued operations	(137)	(19)
Net increase (decrease) in cash and cash equivalents	(6,271)	6,425
Cash and cash equivalents, beginning of period	39,347	34,326
Cash and cash equivalents, end of period	$33,076	$40,751

Supplemental disclosure of cash flow information:
Cash paid during the period for interest from continuing operations	$261	$735
Cash paid during the period for interest from discontinued operations	151	221
Cash paid during the period for income taxes, net of refunds	215	328

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

In December 2012, the Company entered into a definitive merger agreement with Hotspurs Holdings LLC (“Parent”) and Hotspurs Acquisition Corporation (“Merger Subsidiary”) pursuant to which the Company will become a private company that is wholly owned by Parent.  Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde Partners, Inc. (“Värde”).  Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in the second quarter of 2013. Consummation of the merger is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company’s common stock.  The Company has filed a preliminary proxy statement with the Securities and Exchange Commission recommending that the Company’s stockholders adopt the merger agreement.

Basis of Presentation

The accompanying unaudited consolidated financial statements in this Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The interim results of operations disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Subsidiaries

If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. However, we may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary as prescribed by the FASB’s accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most-significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Refer to Note 14 for more information regarding the Company’s involvement with VIEs.

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

Cost-recovery method of accounting.  If the amount and timing of future cash collections on a loan are not reasonably estimable, the Company accounts for such asset on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the loan, or until such time as the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the carrying value of the loan or loan pool, and if so, recognizes impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. The carrying value of Purchased Credit-Impaired Loans accounted for under the cost-recovery method approximated $18.3 million at March 31, 2013 and $22.1 million at December 31, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash basis method of accounting.  If only the amount of future cash collections on a loan is reasonably estimable, the Company accounts for such asset on an individual loan basis under the cash basis method of accounting. Under the cash basis method, no income is recognized unless collections are received during the period, or until such time as the Company considers the timing of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. Income is recognized for the difference between the collections and a pro-rata portion of cost on a loan. Cost allocation is based on a proration of actual collections divided by total projected collections on the loan. Significant increases in future cash flows may be recognized prospectively as income over the remaining life of the loan through increased amounts allocated to income when collections are subsequently received. Subsequent decreases in projected cash flows are recognized as impairment of the loan’s cost basis to maintain a constant cost allocation based on initial projections. The Company evaluates the projected cash flows for these loans and loan pools at least quarterly to determine if impairment exists, and if so, recognizes the impairment through provisions charged to operations, with a corresponding valuation allowance offsetting the loan or loan pool in the consolidated balance sheets. Management uses the cash basis method of accounting for such eligible loans primarily due to the increased uncertainty in the timing of future collections (attributable primarily to the borrowers’ inability to obtain financing to refinance the loans). The carrying value of Purchased Credit-Impaired Loans accounted for under the cash basis method approximated $16.5 million and $17.6 million at March 31, 2013 and December 31, 2012, respectively.

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

Loans Receivable

Loans Held for Investment

Loans receivable consisting of loans made to affiliated entities (including Acquisition Partnerships and other equity-method investees) and non-affiliated entities are classified by management as held for investment. These loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, costs, premiums or discounts are

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

recognized upon early repayment or sale of the loan. Repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans, except for loans on non-accrual status. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.

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

(2)  Recently Issued and Adopted Accounting Guidance

Testing of Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. This guidance simplifies the testing for indefinite lived intangible assets impairment by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount before proceeding to the quantitative impairment test. We adopted this guidance for the quarterly period ended March 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities.  This guidance requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. We adopted this guidance for the quarterly period ended March 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance on reporting of amounts reclassified out of accumulated other comprehensive income.  This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  We adopted this guidance for the quarterly period ended March 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting for Cumulative Translation Adjustments

In March 2013, the FASB issued guidance guidance with respect to the reclassification into income of the cumulative translation adjustment (“CTA”) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The guidance differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this guidance is effective prospectively beginning January 1, 2014, with early adoption permitted. This guidance would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3)  Discontinued Operations

On January 22, 2013, FirstCity Business Lending Corporation, an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with CS ABL Holdings, LLC to sell all of the common stock and the preferred stock of American Business Lending, Inc. (“ABL”) to CS ABL Holdings, LLC, a direct wholly-owned subsidiary of CapitalSpring Finance Company, LLC, for a total estimated purchase price of approximately $11.2 million.  At December 31, 2012, the carrying value of the Company’s investment was $7.5 million.  The sale is subject to the approval of the U.S. Small Business Administration, and the satisfaction of other conditions of the stock purchase agreement.  ABL is included in the Company’s Portfolio Asset Acquisition and Resolution business segment. The table below represents the carrying amounts of the major classes of ABL’s assets and liabilities:

American Business Lending, Inc.

Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$297	$594
Restricted cash	1,273	1,154
Loans receivable - SBA held for sale	3,588	1,087
Loans receivable - SBA held for investment, net of allowance for loan losses of $559 and $518	20,392	19,372
Service fees receivable	58	55
Servicing assets - SBA loans	1,122	1,131
Other assets	709	750
Total Assets	$27,439	$24,143

Liabilities
Notes payable to bank	$18,290	$15,214
Other liabilities	1,606	1,450
Total Liabilities	$19,896	$16,664

The major components of income from discontinued operations in the consolidated statements of earnings are as follows:

American Business Lending, Inc.

Statements of Earnings

(Dollars in thousands)

	March 31,	March 31,
	2013	2012

Revenues	$778	$1,100
Costs and expenses	666	886
Earnings before income taxes	112	214
Income tax expense	1	1
Income from discontinued operations	$111	$213

ABL has a $25 million revolving loan facility with Wells Fargo Capital Finance (“WFCF”) that provides funding for ABL to finance and acquire SBA 7(a) loans.  This loan facility is secured by substantially all of ABL’s assets and matures January 31, 2015.  Outstanding borrowings bear interest at alternate annual rates equal to (i) LIBOR rate plus 3.50% for LIBOR rate loans; (ii) base rate (higher of LIBOR rate or Wells Fargo prime rate) plus 0.75% for base rate loans; or (iii) base rate plus 0.75%.  FirstCity provides WFCF with an unconditional limited guaranty for all of ABL’s obligations under this facility up to a maximum amount of $5.0 million plus enforcement costs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2013
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$24,518	$29	$24,489
Business assets	3,712	26	3,686
Other	2,669	—	2,669
Latin America - commercial real estate	1,046	331	715
Europe - commercial real estate	3,242	—	3,242
Other	4,561	31	4,530
Total Loan Portfolios	$39,748	$417	39,331

Real estate held for sale, net			12,133

Total Portfolio Assets			$51,464

	December 31, 2012
	(Dollars in thousands)
	Carrying	Allowance for	Carrying
	Value	Loan Losses	Value, net
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$28,487	$—	$28,487
Business assets	4,047	26	4,021
Other	3,087	—	3,087
Latin America - commercial real estate	1,034	327	707
Europe - commercial real estate	3,449	—	3,449
Other	5,194	41	5,153
Total Loan Portfolios	$45,298	$394	44,904

Real estate held for sale, net			10,171

Total Portfolio Assets			$55,075

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain Portfolio Assets are pledged to secure a loan facility with Bank of Scotland and Bank of America (see Note 7). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

In March 2012, a real estate property with a carrying value of $6.9 million (owned by a subsidiary under the Company’s Special Situations Platform business segment) was acquired by the creditor holding the mortgage secured by this property in a foreclosure transaction. The Company had the legal right to bring the account into good standing by paying all past due payments; however, the Company believed it would be unable to facilitate a positive cash flow on the property for an extended period of time based on local economic conditions. Management further believed that the property’s liquidation value was less than the debt obligation securing the property. Upon acquisition of the real estate property by the creditor and legal release from the obligation, the Company de-recognized the related non-recourse debt obligation from its consolidated balance sheet. This non-cash activity did not have a material impact on the Company’s results of operations for the three-month period ended March 31, 2012.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans	$1,605	$7,575
Purchased performing loans	91	71
Other	36	35
Real Estate Portfolios	204	824
Income from Portfolio Assets	$1,936	$8,505

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing income-accruing Purchased Credit-Impaired Loans based on estimated future cash flows as of March 31, 2013 and 2012, respectively. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows on Purchased Credit-Impaired Loans, whereas reclassifications to nonaccretable difference from accretable yield primarily result from the Company’s decrease in its estimates of future cash flows on these loans. Transfers from (to) non-accrual primarily result from adjustments to the income-recognition method applied to Purchased Credit-Impaired Loans based on management’s ability to reasonably estimate both the timing and amount of future cash flows (see Note 1). Changes in accretable yield related to the Company’s Purchased Credit-Impaired Loans for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Beginning Balance	$—	$4,732
Accretion	(14)	(347)
Reclassification from (to) nonaccretable difference	42	18
Disposals	(28)	(25)
Ending Balance	$—	$4,378

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions of Purchased Credit-Impaired Loans for the three-month month periods ended March 31, 2013 and 2012, respectively, are summarized in the table below:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Face value at acquisition	$3,599	$5,205
Cash flows expected to be collected at acquisition, net of adjustments	612	1,699
Basis in acquired loans at acquisition	356	382

During the three-month period ended March 31, 2013, the Company sold loan Portfolio Assets with an aggregate carrying value of $0.2 million. The Company sold loan Portfolio Assets with an aggregate carrying value of $8.4 million during the three-month period ended March 31, 2012.

For the three-month period ended March 31, 2013, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $106,000 — which was comprised of a $51,000 provision for loan losses, net of recoveries, and a $55,000 impairment charge on real estate portfolios. For the three-month period ended March 31, 2012, the Company recorded provisions for loan and impairment losses, net of recoveries, through a charge to income of $0.2 million — which was comprised of a $0.1 million provision for loan losses, net of recoveries, and a $0.1 million impairment charge on real estate portfolios.

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three-month month periods ended March 31, 2013, are as follows:

	Purchased Credit-Impaired Loans
	Domestic			Latin America		Europe
	Commercial	Business		Commercial	Residential	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	Real Estate	Other	Total
Beginning balance, January 1, 2013	$—	$26	$—	$327	$—	$—	$41	$394
Provisions	61	—	—	—	—	—	—	61
Recoveries	—	—	—	—	—	—	(10)	(10)
Charge offs	(32)	—	—	—	—	—	—	(32)
Translation adjustments	—	—	—	4	—	—	—	4
Ending balance, March 31, 2013	$29	$26	$—	$331	$—	$—	$31	$417

Changes in the allowance for loan losses related to our loan Portfolio Assets for the three-month month period ended March 31, 2012, are as follows:

	Purchased Credit-Impaired Loans
	Domestic			Latin America		Europe
	Commercial	Business		Commercial	Residential	Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Real Estate	Real Estate	Other	Total
Beginning balance, January 1, 2012	$553	$185	$38	$—	$—	$—	$5	$781
Provisions	128	62	5	—	—	—	—	195
Recoveries	—	(44)	—	—	—	—	—	(44)
Charge offs	(171)	(3)	(5)	—	—	—	—	(179)
Translation adjustments	—	—	—	—	—	—	—	—
Ending balance, March 31, 2012	$510	$200	$38	$—	$—	$—	$5	$753

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents our recorded investment in loan Portfolio Assets by collateral type. Our loan Portfolio Assets, which are primarily comprised of Purchased Credit-Impaired Loans, are categorized by collateral type based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Commercial real estate	$28,446	$32,643
Business assets	3,686	4,021
Other commercial	7,199	8,240
	$39,331	$44,904

(5)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Domestic:
Commercial loans:
Affiliates	$6,522	$6,584
Other, net of allowance for loan losses of of $-0- and $1,083	5,168	7,530

Total loans, net	$11,690	$14,114

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Outstanding balance	$6,141	$6,203
Discounts, net	—	—
Capitalized interest	381	381
Carrying amount of loans, net	$6,522	$6,584

A summary of activity in loans receivable — affiliates follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Beginning Balance	$6,584	$6,719
Advances	—	—
Payments received	(62)	(128)
Capitalized costs, net	—	64
Discount accretion, net	—	22
Ending Balance	$6,522	$6,677

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

The Company did not record any provisions for impairment or sell any affiliated loans during the three-month periods ended March 31, 2013 and 2012. Information related to the credit quality and loan loss allowances related to loans receivable — affiliates is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Outstanding balance	$5,414	$8,859
Allowance for loan losses	—	(1,083)
Capitalized interest and costs	(246)	(246)
Carrying amount of loans, net	$5,168	$7,530

Changes in loans receivable — other are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Beginning Balance	$7,530	$12,212
Advances	—	379
Payments received	(2,410)	(2,462)
Change in allowance for loan losses	1,083	—
Charge-offs	(1,035)	—
Ending Balance	$5,168	$10,129

Loans receivable — other include loans made to non-affiliated entities and are secured primarily by business assets such as accounts receivable, inventory, property and equipment, and real estate. The Company recorded $48,000 in recovery of provisions for impairment for the three-month period ended March 31, 2013, and did not record any provisions for impairment for the three-month period ended March 31, 2012. Information related to the credit quality and loan loss allowances related to loans receivable — other is presented under the heading “Credit Quality and Allowance for Loan Losses — Loans Held for Investment” below.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarizes the activity in the allowance for loan losses by our portfolio of loans held for investment for the three-month month periods ended March 31, 2013 and 2012:

	Allowance for Loan Losses:
(Dollars in thousands)	Affiliates	Other	Total
Balance, January 1, 2013	$—	$1,083	$1,083
Provisions	—	—	—
Recoveries	—	(48)	(48)
Charge-offs	—	(1,035)	(1,035)
Balance, March 31, 2013	$—	$—	$—

Balance, January 1, 2012	$—	$1,083	$1,083
Provisions	—	—	—
Recoveries	—	—	—
Charge-offs	—	—	—
Balance, March 31, 2012	$—	$1,083	$1,083

The following table presents an analysis of the allowance for loan losses and recorded investment in loans (excluding loans held for sale):

	Commercial Loans:
(Dollars in thousands)	Affiliates	Other	Total
March 31, 2013:
Loans individually evaluated for impairment	$6,522	$5,168	$11,690
Loans collectively evaluated for impairment	—	—	—
Total loans evaluated for impairment (excluding loans held for sale)	$6,522	$5,168	$11,690

Allowance for loans individually evaluated for impairment	$—	$—	$—
Allowance for loans collectively evaluated for impairment	—	—	—
Total allowance for loan losses	$—	$—	$—

December 31, 2012:
Loans individually evaluated for impairment	$6,584	$8,613	$15,197
Loans collectively evaluated for impairment	—	—	—
Total loans evaluated for impairment (excluding loans held for sale)	$6,584	$8,613	$15,197

Allowance for loans individually evaluated for impairment	$—	$1,083	$1,083
Allowance for loans collectively evaluated for impairment	—	—	—
Total allowance for loan losses	$—	$1,083	$1,083

The following tables present our recorded investment in loans (excluding loans held for sale) by credit quality indicator as of March 31, 2013 and December 31, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Classes in the affiliated and non-affiliated portfolio asset and commercial loan portfolios are disaggregated by accrual status (which is generally based on management’s assessment on the probability of default).

(Dollars in thousands)	Accrual	Non-Accrual	Total
March 31, 2013:
Affiliates - commercial loans	$3,260	$3,262	$6,522
Other - commercial loans (1)	3,299	1,869	5,168
	$6,559	$5,131	$11,690

Total loans (excluding loans held for sale)			$11,690

(Dollars in thousands)	Accrual	Non-Accrual	Total
December 31, 2012:
Affiliates - commercial loans	$3,323	$3,261	$6,584
Other - commercial loans (1)	3,484	5,129	8,613
	$6,807	$8,390	$15,197

Total loans (excluding loans held for sale)			$15,197

(1)         Represents loans made to U.S. non-affiliated entities that are secured primarily by business assets (as disclosed previously under the heading “Loans receivable — other” of this footnote).

The following tables include an aging analysis of our recorded investment in loans held for investment as of March 31, 2013 and December 31, 2012:

	Loans Past Due and Still Accruing
	31-60	61-90	Over		Non-Accrual	Current	Total
(Dollars in thousands)	Days	Days	90 Days	Total	Loans	Loans	Loans
March 31, 2013:
Commercial loans:
Affiliates	$—	$—	$—	$—	$3,262	$3,260	$6,522
Other	—	—	—	—	1,869	3,299	5,168
Total loans (excluding loans held for sale)	$—	$—	$—	$—	$5,131	$6,559	$11,690

December 31, 2012:
Commercial loans:
Affiliates	$—	$—	$—	$—	$3,261	$3,323	$6,584
Other	—	—	—	—	5,129	3,484	8,613
Total loans (excluding loans held for sale)	$—	$—	$—	$—	$8,390	$6,807	$15,197

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information regarding the Company’s impaired loans as of March 31, 2013 and December 31, 2012:

	Recorded Investment In:
	Impaired	Impaired
	Loans	Loans				Average
	Without a	With a	Total	Unpaid	Related	Impaired
	Related	Related	Impaired	Principal	Valuation	Loans for
(Dollars in thousands)	Allowance	Allowance	Loans	Balance	Allowance	the Year
March 31, 2013:
Commercial loans:
Affiliates	$—	$—	$—	$—	$—	$—
Other	1,869	—	1,869	3,817	—	3,474
Total loans (excluding loans held for sale)	$1,869	$—	$1,869	$3,817	$—	$3,474

December 31, 2012:
Commercial loans:
Affiliates	$—	$—	$—	$—	$—	$—
Other	2,159	2,970	5,129	7,027	1,083	6,984
Total loans (excluding loans held for sale)	$2,159	$2,970	$5,129	$7,027	$1,083	$6,984

The Company did not recognize any significant amounts of interest income on impaired loans during the three-month periods ended March 31, 2013 and 2012.

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

Condensed Combined Balance Sheets

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$467,574	$437,176
Liabilities	$54,622	$14,783
Net equity	412,952	422,393
	$467,574	$437,176
Servicing and operating entities:
Assets	$31,975	$45,676
Liabilities	$22,300	$22,818
Net equity	9,675	22,858
	$31,975	$45,676
Total:
Assets	$499,549	$482,852
Liabilities	$76,922	$37,601
Net equity	422,627	445,251
	$499,549	$482,852

Equity investment in Acquisition Partnerships	$60,543	$60,581
Equity investment in servicing and operating entities	6,676	16,885
	$67,219	$77,466

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Acquisition Partnerships:
Revenues	$11,471	$26,954
Costs and expenses	8,416	5,703
Net earnings (loss)	$3,055	$21,251

Servicing and operating entities:
Revenues	$9,994	$26,059
Costs and expenses	10,314	21,313
Net earnings (loss)	$(320)	$4,746

Equity income (loss) from Acquisition Partnerships	$935	$2,328
Equity income (loss) from servicing and operating entities	(136)	2,139
	$799	$4,467

At March 31, 2013 and December 31, 2012, the Acquisition Partnerships’ total carrying value of loans accounted for under non-accrual methods of accounting (i.e. cost-recovery or cash basis method) approximated $380.9 million and $350.3 million, respectively.

The combined assets and equity of the Equity Investees, and the Company’s carrying value of its equity investments in the Equity Investees, are summarized by geographic region below.

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Combined assets of the Equity Investees:
Domestic:
Acquisition Partnerships	$382,589	$352,123
Operating entities	27,288	40,531
Latin America:
Acquisition Partnerships	84,985	85,053
Servicing entities	1,830	2,057
Europe - servicing entities	2,857	3,088
	$499,549	$482,852

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Combined equity of the Equity Investees:
Domestic:
Acquisition Partnerships	$335,725	$344,045
Operating entities	6,358	19,511
Latin America:
Acquisition Partnerships	77,227	78,348
Servicing entities	909	828
Europe - servicing entities	2,408	2,519
	$422,627	$445,251

Company’s carrying value of its investments in the Equity Investees:
Domestic:
Acquisition Partnerships	$57,323	$57,802
Operating entities	2,939	13,199
Latin America:
Acquisition Partnerships	3,220	2,779
Servicing entities	3,087	3,008
Europe - servicing entities	650	678
	$67,219	$77,466

Revenues and net earnings (losses) of the Equity Investees, and the Company’s share of equity income (loss) of those entities, are summarized by geographic region below. The tables below include individual entities and combined entities under common management that are considered to be significant Equity Investees of FirstCity at March 31, 2013.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Revenues of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$9,407	$22,597
Other Acquisition Partnerships	212	29
FC Crestone Oak LLC (operating entity) (1)	56	1,711
Other operating entities	6,698	5,718
Latin America:
Acquisition Partnerships	1,852	4,328
Servicing entity	2,227	2,273
Europe:
MCS et Associes (servicing entity)	—	15,117
Other servicing entities	1,013	1,240
	$21,465	$53,013

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Net earnings (loss) of the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$3,233	$13,628
Other Acquisition Partnerships	82	(827)
FC Crestone Oak LLC (operating entity) (1)	56	640
Other operating entities	(409)	(635)
Latin America:
Acquisition Partnerships	(260)	8,450
Servicing entity	69	175
Europe:
MCS et Associes (servicing entity)	—	4,370
Other servicing entities	(36)	196
	$2,735	$25,997

Company’s equity income (loss) from the Equity Investees:
Domestic:
Combined Värde Acquisition Partnerships	$344	$2,524
Other Acquisition Partnerships	45	(405)
FC Crestone Oak LLC (operating entity) (1)	27	313
Other operating entities	(188)	(378)
Latin America:
Acquisition Partnerships	546	209
Servicing entity	34	87
Europe:
MCS et Associes (servicing entity)	—	2,069
Other servicing entities	(9)	48
	$799	$4,467

(1)         FC Crestone Oak LLC operated in the prefabricated building manufacturing industry.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7)  Notes Payable to Banks and Other Debt Obligations

The Company’s notes payable and other debt obligations at March 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

		March 31,	December 31,
Description	Terms and Conditions	2013	2012

Bank of Scotland reducing note facility, net of unamortized discount (“BoS Facility A”) [1] [2]	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$21,756	$29,991

BOS (USA) $25.0 million term note (“BoS Facility B”) [1]	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	Secured by all assets of FH Partners, matures December 2014	12,887	16,194

FNBCT $15.0 million revolving loan facility [3]	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	2,000

Non-recourse bank notes payable of various U.S. Portfolio Entities	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through October 2015	3,932	4,712

Non-recourse bank notes payable of consolidated railroad subsidiaries	Secured by assets of the subsidiaries, various maturities through March 2016	6,950	7,044

Other notes and debt obligations		1,752	1,790

Total notes payable and other debt obligations		$49,277	$61,731

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

[2]   The unamortized discount on this loan facility at March 31, 2013 and December 31, 2012 was $0.7 million and $1.1 million, respectively.

[3]   FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see discussion below).

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

•                  FC Investment must maintain a minimum tangible net worth (defined) of $75.0 million (on a consolidated basis); and

•                  The FNBCT Loan Facility and other loan documents do not create any security interest in the property of, or impose any contractual limitations upon, FirstCity Commercial Corporation, FH Partners LLC (“FH Partners”), FLBG Corporation or any of their subsidiaries, which are FirstCity subsidiaries and are parties to, or provide guaranties or security interests with respect to, FirstCity’s loan facility with Bank of Scotland.

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

At March 31, 2013, the Company was in compliance with all covenants or other requirements set forth in its loan facilities.

(8)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(441)	$(534)
Net unrealized gain (loss) on securities available for sale	(93)	(43)
Total accumulated other comprehensive loss	$(534)	$(577)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9)  Foreign Currency Exchange Risk Management

Prior to December 2012, we used Euro-denominated debt as a non-derivative financial instrument to partially offset the Company’s business exposure to foreign currency exchange risk attributable to our net investments in Europe. Our focus was to manage the foreign currency exchange risks associated with our European subsidiaries.  To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, management denominated a portion of the Euro-denominated debt in the same functional currency used by the European subsidiaries. In December 2012, the Company paid off its remaining balance in the Euro-denominated debt, and the hedging relationship no longer exists.

The effective portion of the net foreign investment hedge was reported in accumulated other comprehensive income (loss) (“AOCI”) as part of the cumulative translation adjustment. Any ineffective portion of the net foreign investment hedge was recognized in earnings as other income (expense) during the period of change. Effectiveness of the hedging relationship was measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments.

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three-month month periods ended March 31, 2013 and 2012 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)			(Ineffective Portion and
	Recognized in AOCI			Amount Excluded from
Non-Derivative	(Effective Portion)		Location of Gain (Loss)	Effectiveness Testing)
Instrument in	Three Months Ended		Reclassified from	Three Months Ended
Net Investment	March 31,		AOCI into Income	March 31,
Hedging Relationship	2013	2012	(Effective Portion)	2013	2012

Euro-denominated debt	$—	$(398)	Other income (expense)	$—	$—

(10)  Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Income tax expense (benefit) for the three-month month periods ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

U.S. state current income tax expense (benefit)	$(56)	$177
Foreign current income tax expense	2	89
Foreign deferred income tax expense (benefit)	(21)	566
Total	$(75)	$832

The Company recognizes deferred tax assets and liabilities in both the U.S. and foreign jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities attributable to our consolidated foreign operations were not significant at March 31, 2013 and December 31, 2012. However, the Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards for U.S. federal income tax purposes, and differences between the carrying amounts and the tax bases of Acquisition Partnership investments. At March 31, 2013 and December 31, 2012, the Company established a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2013 to determine the appropriate level of valuation allowances.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11)  Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. The Company’s stock-based compensation expense consists of stock options and restricted stock awards. All stock option and restricted stock grants are amortized ratably over the requisite service periods of the underlying awards, which are generally the vesting periods. The Company recognizes share-based compensation expense only for those shares that are expected to vest, based on the Company’s historical experience and future expectations. We recognized stock-based compensation cost of approximately $0.3 million and $0.2 million for the three-month month periods ended March 31, 2013 and 2012, respectively.

Stock Options

A summary of the Company’s stock options and related activity as of and for the three months ended March 31, 2013 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
(in thousands)
Options outstanding at January 1, 2013	714,900	$8.06
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at March 31, 2013	714,900	$8.06	4.19	$1,450

Options exercisable at March 31, 2013	649,900	$8.17	3.97	$1,259

As of March 31, 2013, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted average period of 0.4 years.

Restricted Stock Awards

A summary of the Company’s restricted stock awards and related activity as of and for the three months ended March 31, 2013 is presented below:

Number of
Shares
Shares outstanding at December 31, 2012	211,521
Shares granted	—
Shares vested	(95,658)
Shares outstanding at March 31, 2013	115,863

In March 2011, the Company granted (i) 27,258 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 68,868 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $6.58 — which was based on the fair value of our common stock on the respective grant dates. In March 2012, the Company granted (i) 26,250 shares of restricted stock awards to non-employee directors that cliff-vest one year from the grant date; and (ii) 139,357 shares of restricted stock awards to executive management that time-vest over a three-year period. The weighted-average grant-date fair value of the awards was $8.78 — which was based on the fair value of our common stock on the respective grant dates. Holders of the restricted stock awards have voting rights, and vesting of the grants is based on their continued service. Sales of the restricted stock are prohibited until the awards vest. As of March 31, 2013, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock awards to be recognized over a weighted average period of 1.8 years.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12)  Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per common share for the three-month month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012

Earnings (loss) from continuing operations	$(2,083)	$9,260
Income from discontinued operations	111	213
Net earnings (loss)	$(1,972)	$9,473
Less: Net income attributable to noncontrolling interests	536	1,108
Net earnings (loss) attributable to FirstCity	$(2,508)	$8,365
Less: Net earnings (loss) allocable to participating securities	(48)	82
Net earnings (loss) allocable to common shares	$(2,460)	$8,283

Weighted-average common shares outstanding - basic	10,353	10,299
Dilutive effect of restricted stock shares	—	53
Dilutive effect of stock options	—	45
Weighted-average common shares outstanding - diluted	10,353	10,397

Earnings (loss) from continuing operations per share:
Basic	$(0.25)	$0.78
Diluted	$(0.25)	$0.78
Income from discontinued operations per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Dilutive shares excluded from above as a result of the Company reporting a net loss during the period (in thousands):
Restrictive stock shares	99	—
Stock options	128	—

For the three-month periods ended March 31, 2013 and 2012, potentially dilutive securities representing approximately 210,000 and 654,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13)  Fair Value

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets Held for Sale, Net of Related Liabilities:  Assets held for sale, net of related liabilities, represents the net assets of American Business Lending (“ABL”) that management expects to sell, and are carried at the lower-of-cost or market (see Note 3). The composition of these assets and liabilities comprised primarily of loans receivable held for sale and investment, servicing assets, and a note payable. The estimated fair value of the net assets related to ABL was based primarily on a price quotation from a prospective buyer and, accordingly, we classify these assets and liabilities as Level 2 for non-recurring fair value measurements.

Notes Payable and Other Debt Obligations:  Notes payable and other debt obligations are carried at amortized cost, net of unamortized discounts. For disclosure purposes, we are required to estimate the fair value of our notes payable and debt obligations. For our debt instruments, quoted market prices or interest rates for similar debt with comparable terms (or when traded by market participants as an asset) are not readily observable in active trading markets. As such, we estimated the fair value of our debt obligations with Bank of Scotland by discounting the future cash flows of each debt instrument at rates currently offered to us for loan facilities with other creditors that include similar terms and maturities (these discount rates include our current spread levels). For the remainder of our non-affiliated notes payable and debt obligations, management believes that carrying value approximates fair value since the interest rates and terms on these debt instruments approximate the rates, market spreads and terms currently offered by other lenders for similar debt instruments of comparable terms. Fair values of the Company’s affiliated notes payable (including related interest payable) were based on discounted cash flow models that employ market discount rates and other adjustments that would be expected to be made by a market participant.

Assets Measured at Fair Value on a Recurring Basis

The table below presents the Company’s balances of assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. The Company did not have any liabilities that were measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	At March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Asset-backed securities	$—	$—	$1,314	$1,314
	$—	$—	$1,314	$1,314

	At December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
Asset-backed security	$—	$—	$1,670	1,670
	$—	$—	$1,670	$1,670

At March 31, 2013 and December 31, 2012, the amortized cost of the Company’s asset-backed securities approximated $1.4 million and $1.7 million, respectively. The Company used a discounted cash flow model (valuation technique), with a 20% discount rate (significant unobservable input), to measure the estimated fair value of its asset-backed security (Level 3 asset) at March 31, 2013 and December 31, 2012.

For the three-month month periods ended March 31, 2013 and 2012, there were no transfers of assets recorded at fair value on a recurring basis in or out of the Level 1, 2 or 3 fair value measurement levels.

The table below summarizes the changes to the Company’s Level 3 assets measured at fair value on a recurring basis for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$1,670	$2,798
Total realized and unrealized gains for the
period included in:
Net income (loss)	3	159
Other comprehensive income	(51)	(50)
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(308)	(413)
Foreign currency translation adjustments	—	—
Net transfers into Level 3	—	—
Balance, end of period	$1,314	$2,494

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. The following table provides the fair value hierarchy and the carrying value of assets on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012 that were measured at fair value on a non-recurring basis during the respective three- and twelve-month periods then ended:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Carrying Value at March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$441	$121	$562
Real estate held for sale (2)	—	322	—	322

	Carrying Value at December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Portfolio Assets - loans (1)	$—	$4,074	$1,757	$5,831
Real estate held for sale (2)	—	1,452	—	1,452

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

The following table presents the decrease in value of certain assets held at the respective period end that were measured at fair value on a non-recurring basis for which a fair value adjustment was included in the Company’s results of operations during the respective period:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Portfolio Assets - loans (1)	$(50)	$(99)
Real estate held for sale (2)	(35)	(70)
Total	$(85)	$(169)

(1)         Represents write-downs of loans based on the estimated fair value of the collateral for collateral-dependent loans.

(2)         Represents losses on foreclosed real estate properties that were measured at fair value subsequent to their initial classification as foreclosed assets.

The fair value adjustment reductions in the table above for the three-month periods ended March 31, 2013 and 2012 involved assets held in our Portfolio Asset Acquisition and Resolution business segment.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

The table below presents the carrying amount and estimated fair value of the Company’s financial instruments, including accrued interest (where applicable), that are not recorded at fair value in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2013  and December 31, 2012. These fair value estimates are generally based on pertinent information that was available to management as of the respective measurement dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. We have not included assets that are not financial instruments in our disclosure, such as the value of our servicing assets and investments in unconsolidated subsidiaries.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	March 31, 2013					December 31, 2012
	Carrying	Estimated Fair Value				Carrying	Estimated
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Fair Value (2)
Cash, cash equivalents and restricted cash	$33,076	$33,076	$—	$—	$33,076	$39,347	$39,347
Loan Portfolio Assets and loans receivable held for investment	51,162	—	—	72,069	72,069	59,276	83,880
Assets held for sale, net of related liabilities (1)	7,543	—	11,243	—	11,243	7,479	11,179
Notes payable and other debt obligations	49,277	—	—	49,277	49,277	61,731	61,731

(1)         Comprised primarily of SBA loans held for sale and investment, servicing assets and a note payable (see Note 3).

(2)   The estimated fair value hierarchy remains unchanged from December 31, 2012 to March 31, 2013.

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

Special-Purpose Investment Entity VIEs — The Company has significant variable interests with special-purpose investment entities that were created to invest in Portfolio Assets, debt and equity investments, and various other types of investments. Certain of these special-purpose investment entities are VIEs because they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company owns all of the voting and equity interests in these Special-Purpose Investment Entity VIEs, and the Company was determined to be the primary beneficiary of these entities. Third-party creditors have recourse to FirstCity up to $29.5 million under guaranty provisions related to certain debt obligations of these Special-Purpose Investment Entity VIEs and certain of their unconsolidated subsidiaries, which are collateralized by their assets, only to the extent that such pledged assets of the respective entities do not generate sufficient cash to service and repay their debt obligations (see Note 17). The Company does not generally provide financial support to the Special-Purpose Investment Entity VIEs beyond that which is contractually required.

The following table displays the carrying amount and classification of assets and liabilities of the Company’s consolidated Special-Purpose Investment Entity VIEs (which include the accounts of the consolidated Acquisition Partnership VIEs and Operating Entity VIE described above) that are included in its consolidated balance sheet as of March 31, 2013. In general, third-party creditors have recourse only to the assets of the Special-Purpose Investment Entity VIEs and do not have recourse to FirstCity, except where we provided a guaranty to the entity. We record third-party ownership in these consolidated VIEs in “Noncontrolling interests” in our consolidated balance sheet.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Special-Purpose
(Dollars in thousands)	Investment VIEs
Cash	$15,657
Portfolio Assets, net	39,397
Loans receivable	10,227
Equity investments	11,707
Assets held for sale	27,439
Other assets	28,535
Total assets of consolidated VIEs (1)	$132,962

Notes payable (2)	$44,352
Liabilities associated with assets held for sale (2)	19,896
Other liabilites (2)	12,165
Total liabilities of consolidated VIEs	$76,413

(1)         These assets can only be used to settle the liabilities of these consolidated VIEs.

(2)         Includes $22.6 million of notes payable, $1.5 million of liabilities associated with assets held for sale, and $12.2 million of other liabilities for which creditors do not have recourse to FirstCity.

The following table summarizes the carrying amounts of the assets included in the Company’s consolidated balance sheet and the maximum loss exposure as of March 31, 2013 related to the Company’s variable interests in unconsolidated VIEs.

	Assets on FirstCity’s		FirstCity’s
	Consolidated Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$—	$(1,036)	$1,020
Operating Entity VIEs	7,039	366	7,405
Total	$7,039	$(670)	$8,425

(1)         Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(15)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third-party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.4 million and $5.5 million for the three-month periods ended March 31, 2013 and 2012, respectively.

(16)  Segment Reporting

At March 31, 2013 and 2012, the Company was engaged in two major business segments — Portfolio Asset Acquisition and Resolution business and Special Situations Platform business.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables set forth summarized information by segment for the three-month month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$5,687	$4,267	$120	$10,074
Costs and expenses	(6,562)	(3,638)	(2,831)	(13,031)
Equity income (loss) from unconsolidated subsidiaries	960	(161)	—	799
Income tax (expense) benefit	24	(4)	55	75
Net income attributable to noncontrolling interests	(302)	(234)	—	(536)
Earnings (loss) from continuing operations	(193)	230	(2,656)	(2,619)
Income from discontinued operations	111	—	—	111
Net earnings (loss)	$(82)	$230	$(2,656)	$(2,508)

	Three Months Ended
	March 31, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$16,074	$2,528	$85	$18,687
Costs and expenses	(8,275)	(1,873)	(2,914)	(13,062)
Equity income (loss) from unconsolidated subsidiaries	4,532	(65)	—	4,467
Income tax (expense) benefit	(761)	(20)	(51)	(832)
Net income attributable to noncontrolling interests	(953)	(155)	—	(1,108)
Earnings (loss) from continuing operations	10,617	415	(2,880)	8,152
Income from discontinued operations	213	—	—	213
Net earnings (loss)	$10,830	$415	$(2,880)	$8,365

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenues and equity income (loss) from investments in unconsolidated subsidiaries from the Special Situations Platform segment are all attributable to U.S. operations. Revenues and equity income (loss) of unconsolidated subsidiaries from the Portfolio Asset Acquisition and Resolution segment are attributable to U.S. and foreign operations as summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Domestic	$4,444	$15,815
Latin America	1,820	2,085
Europe	383	2,706
Total	$6,647	$20,606

Total assets for each segment and a reconciliation to total assets are as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Cash and cash equivalents	$33,076	$39,347
Portfolio acquisition and resolution assets:
Domestic	107,825	111,935
Latin America	7,023	6,495
Europe	5,406	6,049
Assets held for sale	24,086	20,552
Special situations platform assets	32,717	45,158
Other non-earning assets, net	13,024	15,101
Total assets	$223,157	$244,637

(17)  Commitments and Contingencies

Legal Proceedings

Class Action Litigation

On January 15, 2013, a putative class action lawsuit was filed in the District Court in McLennan County, Texas against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company’s stockholders, under the caption Eric J. Drayer v. James T. Sartain, et. al., Cause No. 2013-246-5. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the Company’s stockholders in connection with Värde’s proposal and that Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff sought declaratory and injunctive relief, reasonable attorneys’ and experts’ fees and in the event the transaction is consummated, rescission of the transaction, rescissory damages and an accounting of all damages, profits and special benefits. On February 13, 2013, a first amended petition was filed. The amended petition alleged that the director defendants breached their fiduciary duties by (i) failing to maximize the value of the Company, (ii) taking steps to avoid competitive bidding, (iii) failing to properly value the Company and (iv) omitting material information and providing materially misleading information in the preliminary proxy statement, and sought the same relief and asserted the same claims as the original petition.

On January 29, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company’s stockholders, under the caption Paul Perry v. FirstCity Financial Corporation, et. al., Case No. 8259-VCG. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the Company’s stockholders by entering into the merger agreement and that the Company, Värde, Parent and Merger Subsidiary aided and abetted such breaches. The plaintiff sought declaratory and injunctive relief, reasonable attorneys’ and experts’ fees and in the event the transaction is consummated, rescission of the transaction and an accounting of all damages, profits and special benefits. On February 15, 2013, a first amended complaint was filed adding Värde Management, L.P. as a defendant. The amended complaint alleged that the director defendants breached their fiduciary duties by (i) agreeing to the merger consideration which undervalues the Company, (ii) agreeing to the terms of the merger agreement which deter other bidders and (iii) omitting material information and providing materially misleading information in the preliminary proxy statement, and sought the same relief and asserted the same claims as the original complaint.

On April 10, 2013, the Company, its directors, Parent, Merger Subsidiary, Värde and Värde Management, L.P., as defendants in the Perry lawsuit and the Drayer lawsuit, reached an agreement in principle with the plaintiffs in such actions providing for the settlement of the actions on the terms and subject to the conditions set forth in the memorandum of understanding dated April 10, 2013, which was amended on April 22, 2013 (the “MOU”), which terms included, but are not limited to, an obligation by the Company to make certain additional disclosures in the proxy statement regarding the proposed transaction. If the settlement becomes effective, the attorneys for the plaintiff class will seek an award of attorney’s fees and expenses. The settlement is subject to, among other things, the execution of definitive settlement documentation, the completion of confirmatory discovery, dismissal of the actions, consummation of the proposed transaction and the approval of the Texas and Delaware courts. Upon effectiveness of the settlement, the Perry and Drayer lawsuits will be dismissed with prejudice and all claims under federal and state law that were or could have been asserted in such suits or which arise out of or relate to the proposed transaction will be released by the plaintiff class. The defendants entered into the MOU to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.

Investment Agreement with Värde Investment Partners, L.P. (“VIP”)

FirstCity Diversified Holdings (“FC Diversified”) and FC Servicing, wholly-owned subsidiaries of FirstCity, and VIP, are parties to an investment agreement that provides, among other things, a “right of first refusal” provision to VIP.  Pursuant to the investment agreement, FC Diversified and FC Servicing granted VIP a right of first refusal to participate in distressed asset investment opportunities in which the aggregate amount of the proposed investment is to exceed $3.0 million. FC Diversified and FC Servicing are required to follow a prescribed notice procedure pursuant to which VIP has the option to participate in a proposed investment, whether in the form of a direct purchase, equity investment or loan, by requiring that the purchase, acquisition or loan be effected through an acquisition entity formed by FC Diversified (or its affiliate) and VIP (or its affiliate). An affiliate of FC Diversified will own from 5% to 25% of the acquisition entity at FC Diversified’s determination. The investment agreement has a termination date of June 30, 2015, which is subject to consecutive automatic one-year extensions without any action by FC Diversified, FC Servicing and VIP. FC Servicing will be the servicer for all of the acquisition entities formed by FC Diversified and VIP (subject to removal by VIP on a pool-level basis under certain conditions). The parties may terminate the investment agreement prior to June 30, 2015 under certain conditions.

Indemnification Obligation Commitments

Strategic Mexican Investment Partners L.P. (“SMIP”), a wholly-owned subsidiary of FirstCity, Cargill Financial Services International Inc. (“CFSI”), and a Mexican acquisition partnership that is collectively owned by SMIP and CFSI (collectively, the “Sellers”), are parties to indemnification arrangements that originated in 2006 in connection with their respective sales of eleven Mexican portfolio entities to Bidmex Holding LLC (“Bidmex Holding”) and a loan portfolio to a Bidmex Holding subsidiary. Bidmex Holding is a Mexican acquisition partnership that was formed by certain subsidiaries of American International Group, Inc. (“AIG Entities”), as the 85%-majority owner, and SMIP, as the 15%-minority owner, to acquire the interests of the portfolio entities and loan portfolio from the Sellers. In connection with these sales transactions, the Sellers made various representations and warranties concerning (i) the existence and ownership of the portfolio entities, (ii) the assets and liabilities of the portfolio entities, (iii) taxes related to periods prior to the sales transaction date, (iv) the operations of the portfolio entities, and (v) the ownership of the loan portfolio and existence of the underlying loans. The Sellers agreed to indemnify Bidmex Holding and AIG Entities from damages resulting from a breach of these representation and warranty conditions according to their respective ownership percentages in each Mexican portfolio entity, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that was not related to a particular portfolio entity. The indemnity obligation survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the Mexican portfolio entities. The Sellers are not required to make any payments as a result of the indemnity provisions until the aggregate amount payable exceeds certain thresholds (ranging from $25,000 for the loan portfolio transaction to $250,000 for the Mexican portfolio entities transaction). However, claims related to taxes and fraud are not subject to these thresholds. At this time, management does not believe that this potential obligation will have a material adverse impact on the Company’s consolidated results of operations, financial position or liquidity.

Guarantees and Letters of Credit

FC Commercial has a term loan facility with Bank of Scotland. The obligations under this loan facility are secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners). FirstCity provides an unlimited guaranty for the repayment of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the indebtedness under this loan facility. At March 31, 2013, the unpaid principal balance on this loan was $22.5 million. Refer to Note 7 for additional information.

ABL has a $25.0 million revolving loan facility with WFCF. The obligations under this facility are secured by substantially all of the assets of ABL, and FirstCity provides WFCF with an unconditional guaranty on ABL’s obligations under the loan facility up to a maximum of $5.0 million plus enforcement cost. At March 31, 2013, the unpaid principal balance on this loan facility was $18.3 million.

FC Investment has a $15.0 million revolving loan facility with FNBCT. The obligations under this facility are secured by substantially all of the assets of FC Investment and its subsidiaries. FirstCity provides an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. At March 31, 2013, the unpaid principal balance on this loan facility was $2.0 million. Refer to Note 7 for additional information.

Certain of the Company’s consolidated subsidiaries provide guarantees to various financial institutions related to their financing arrangements with certain Acquisition Partnerships. The underlying financing arrangements of these Acquisitions Partnerships mature at various dates through September 2015, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At March 31, 2013, the unpaid debt obligations of these Acquisition Partnerships attributed to the underlying guarantees of the Company’s subsidiaries approximated $1.5 million.

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $5.3 million at March 31, 2013. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At March 31, 2013, FirstCity had a letter of credit in the amount of $5.0 million from Bank of Scotland under the terms of FirstCity’s loan facility with Bank of Scotland (see Note 7), with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $5.0 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Our revenues consist primarily of (1) income and gains from our Portfolio Assets and loan investments; (2) equity income from our Acquisition Partnerships; (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships; and (4) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held lower middle-market companies.

In December 2012, the Company entered into a definitive merger agreement with Hotspurs Holdings LLC (“Parent”) and Merger Subsidiary pursuant to which the Company will become a private company that is wholly owned by Parent.  Parent and Merger Subsidiary are affiliates of certain private investment funds governed by Värde.   Under the terms of the merger agreement, FirstCity stockholders will receive $10.00 per share in cash for each share of FirstCity stock they own. The transaction is expected to close in May 2013.  Consummation of the transaction is subject to various customary conditions, including the adoption of the merger agreement by the holders of at least a majority of the outstanding shares of the Company’s common stock.  On April 17, 2013, the Company filed a definitive proxy statement with the Securities and Exchange Commission recommending that the Company’s stockholders vote to adopt the merger agreement.

Summary Financial Results

FirstCity recorded a net loss of $2.5 million, or $0.24 per common share on a fully diluted basis, for the three-month period ended March 31, 2013 (“Q1 2013”), compared to net earnings of $8.4 million, or $0.80 per common share on a fully diluted basis, for the three-month period ended March 31, 2012 (“Q1 2012”). Components of FirstCity’s results of operations for the three-month periods ended March 31, 2013 and 2012 are presented in the tables below.

	Three Months Ended
	March 31, 2013
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$5,687	$4,267	$120	$10,074
Costs and expenses	(6,562)	(3,638)	(2,831)	(13,031)
Equity income (loss) from unconsolidated subsidiaries	960	(161)	—	799
Income tax (expense) benefit	24	(4)	55	75
Net income attributable to noncontrolling interests	(302)	(234)	—	(536)
Earnings (loss) from continuing operations	(193)	230	(2,656)	(2,619)
Income from discontinued operations	111	—	—	111
Net earnings (loss)	$(82)	$230	$(2,656)	$(2,508)

	Three Months Ended
	March 31, 2012
	(Dollars in thousands)
	Portfolio Asset	Special
	Acquisition	Situations	Corporate
	and Resolution	Platform	and Other	Total
Revenues	$16,074	$2,528	$85	$18,687
Costs and expenses	(8,275)	(1,873)	(2,914)	(13,062)
Equity income (loss) from unconsolidated subsidiaries	4,532	(65)	—	4,467
Income tax (expense) benefit	(761)	(20)	(51)	(832)
Net income attributable to noncontrolling interests	(953)	(155)	—	(1,108)
Earnings (loss) from continuing operations	10,617	415	(2,880)	8,152
Income from discontinued operations	213	—	—	213
Net earnings (loss)	$10,830	$415	$(2,880)	$8,365

As an opportunistic investor in the distressed asset and special situations markets, FirstCity’s mix of revenues and earnings in its business segments will significantly fluctuate from period to period. Refer to the heading “Results of Operations” below for a detailed review of the Company’s operations for the comparative periods presented in the table above.

Portfolio Asset Acquisition and Resolution.  The Company’s net earnings related to its Portfolio Asset Acquisition and Resolution business segment decreased to $82,000 in losses in Q1 2013 from $10.8 million of earnings in Q1 2012.  The reduction in net earnings in Q1 2013 compared to Q1 2012 was attributed primarily to a $6.6 million decrease in income from Portfolio Assets, a $3.6 million decrease in equity income of unconsolidated subsidiaries, and a $3.1 million decrease in servicing fee revenues.

In January 2013, FirstCity Business Lending Corporation, an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with CS ABL Holdings, LLC to sell all of the common stock and the preferred stock of American Business Lending, Inc. (“ABL”) to CS ABL Holdings, LLC. Accordingly, the results of operations from ABL are reported as discontinued operations within our Portfolio Asset Acquisition and Resolution business segment for the three-month periods ended March 31, 2013 and 2012, respectively. Refer to the heading “Results of Operations” below for additional discussion on the discontinued operations and a detailed review of the Company’s operations in this business segment for the comparative periods presented in the table above.

Special Situations Platform.  The Company’s net earnings from its Special Situations Platform business segment decreased to $0.2 million in Q1 2013 compared to $0.4 million in Q1 2012. The decrease in net earnings in Q1 2013 compared to Q1 2012 was attributed primarily to a $0.2 million decrease in interest income from loans receivable and a $0.5 million decrease in other income, partially offset by a decrease of $0.2 million decrease in other costs and expenses. Refer to the heading “Results of Operations” below for a detailed discussion of the Company’s operations in this business segment for the comparative periods presented in the table above.

Corporate and Other.  Net costs and expenses not allocable to our Portfolio Asset Acquisition and Resolution and Special Situations Platform business segments, consisting primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees, decreased to $2.7 million for Q1 2013 compared to $2.9 million for Q1 2012.

Summary Investment Activity

In Q1 2013, FirstCity and its investment partners acquired $61.9 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments with an aggregate face value of approximately $133.3 million — of which FirstCity’s investment acquisition share was $12.9 million. In addition to its Portfolio Asset acquisitions in Q1 2013, FirstCity invested $6.1 million in non-portfolio investments, consisting of $6.0 million in the form of SBA loan originations and advances, and $0.1 million in the form of equity investments. In Q1 2012, FirstCity and its investment partners acquired $90.8 million of U.S. Portfolio Asset investments and $0.4 million of European Portfolio Asset investments with a face value of approximately $210.1 million — of which FirstCity’s investment acquisition share was $9.5 million. In addition to its Portfolio Asset acquisitions in Q1 2012, FirstCity invested $4.9 million in non-portfolio investments, including $3.8 million in the form of SBA loan originations and advances, $1.0 million in the form loan originations under its Special Situations Platform (“FirstCity Denver”), and $0.1 in the form of equity investments.

At March 31, 2013, the carrying value of FirstCity’s earning assets (primarily Portfolio Assets, equity investments, loans receivable and entity-level earning assets) approximated $177.1 million — compared to $190.2 million at December 31, 2012 and $285.9 million at March 31, 2012. The global distribution of FirstCity’s earning assets (at carrying value) at March 31, 2013 included $164.7 million in the United States (including $24.1 million related to ABL); $5.4 million in Europe; and $7.0 million in Latin America. Since mid-2010, a significant majority of our Portfolio Asset investments have been acquired through minority-owned, unconsolidated U.S. Acquisition Partnerships (instead of majority-owned, consolidated Portfolio Asset investments) under terms of an investment agreement with Värde Investment Partners, L.P. (“VIP”). As such, total footings of our consolidated earning assets have experienced a corresponding decrease, resulting primarily from a decline in our holdings of consolidated Portfolio Assets.

Refer to the headings “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” and “Lower Middle-Market Company Capital Investments — Special Situations Platform Business Segment” below for additional information related to our investment activities and composition.

Management’s Outlook

Our revenues consist primarily of (1) income and gains from our Portfolio Assets and loan investments; (2) equity income from our Acquisition Partnerships; (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships; and (4) income generated by our debt and equity investments (consolidated and unconsolidated) in privately-held lower middle-market companies. Our ability to maintain and grow revenues depends on our ability to secure investment opportunities, obtain financing for transactions, and to consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this strategy depends upon a number of market conditions — including the strength and liquidity of U.S. and global economies and financial markets.

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

Despite substantial losses reported in the financial services sector in recent years, and continued volatility and uncertainty in U.S. and global economies and financial markets, management remains positive on the outlook of the business of acquiring distressed portfolio assets and believes that current market conditions should not hinder FirstCity’s ability to expand its business. While disruptions and uncertainty in the markets may adversely affect our existing positions, we believe such conditions generally present significant new investment opportunities for distressed asset acquisition and special situations transactions.  Our ability to profit in our industry, however, depends on our ability to acquire sufficient funding for our operations.

As a specialty finance company, the Company depends on third-party financing to fund (i) acquisitions of distressed asset portfolios in the U.S. and Europe and equity investments in acquisition entities in connection with its Portfolio Asset Acquisition and Resolution business and (ii) capital investments in other companies in connection with its Special Situations Platform business acquisitions.  Since 1986, the Company has acquired for its own account or through investment entities formed with co-investors more than $12.8 billion face value amount of portfolio assets, with the Company’s equity investment of approximately $1.1 billion, focusing principally on commercial real estate loans and commercial and industrial loan portfolios.

Following the economic crisis in 2008, management believed that the purchasing environment for distressed loan portfolios was more attractive than it had been at any time in the Company’s history due to the conditions listed below.  Management believed that the following factors would increase the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors, generally at a discount as a means of disposing of under-performing and non-performing loans or other surplus or non-strategic assets:

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

Historically, the Company’s primary sources of funding for purchasing distressed loan portfolios were loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt.  A substantial majority of the Company’s portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc.

Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group’s acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company’s revolving loan facility in a wind-down structure.  In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million (“Reducing Note Facility”) under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company.  The lack of a corporate line of credit substantially restricted the Company’s ability to acquire loan portfolios.  As a result, the Company’s source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through permitted by the Reducing Note Facility, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

Due to a lack of funding, the Company was unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company’s new acquisitions were off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms.  The Company was unable to obtain financing to purchase investments for its own account on reasonable terms.  As a result, the Company’s balance sheet began to shrink as its existing portfolios matured and new acquisitions were off-balance sheet and the value of its servicing platform diminished.

In addition to various other debt and equity investment opportunities, we continue to seek distressed asset investment opportunities under our investment agreement with VIP (see Note 17 of the consolidated financial statements for additional information). The Company’s involvement in these investments will come in the form of minority ownership (ranging from 5% to 25% at

FirstCity’s determination) of an acquisition entity formed by FirstCity and VIP. FirstCity will also be the servicer for the acquisition entities formed with VIP. FirstCity’s increased holdings in minority-owned, unconsolidated acquisition entities under this investment agreement since mid-2010 represent a shift in the Company’s portfolio asset acquisition history — which primarily consisted of consolidated portfolio assets prior to such time. As such, in the context of the Company’s Portfolio Asset Acquisition and Resolution business segment, management expects to see a gradual shift in the composition of FirstCity’s income attributed to distressed asset investments to “Equity income from unconsolidated subsidiaries” (unconsolidated equity-method investments) from “Income from Portfolio Assets” (consolidated portfolio assets). Management also expects to see a gradual increase in service fee income over time related to the performance of our servicing responsibilities related to these unconsolidated acquisition entities. Refer to the heading “Results of Operations” below for additional information related to our Portfolio Asset Acquisition and Resolution operations.

Our ability to make new investments and fund operations is dependent on: (1) anticipated cash flows from unencumbered Portfolio Assets and equity investments; (2) our current holdings of unencumbered cash; (3) residual cash flows from the pledged assets and equity investments after full repayment of our term loan facilities with Bank of Scotland and Bank of America (see Note 7 of the consolidated financial statements); (4) cash leak-through provisions included in our term loan facilities with Bank of Scotland and Bank of America; and (5) our investment agreement with VIP. While management believes that these cash flow sources will provide FirstCity with funding and liquidity to support its operations and investment activities, FirstCity continues to actively seek additional sources of liquidity and alternative funding sources. We remain cognizant about the uncertainty and volatility in U.S. financial markets that currently present challenges for businesses in accessing liquidity and capital, and the resulting impact on our liquidity considerations and operations.

Results of Operations

The following discussion and analysis are based on the segment reporting information presented in Note 16 to the consolidated financial statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s business and results of operations are impacted by the availability of liquidity to fund its investment activity and operations, and its access to credit and capital markets. The Company’s business and results of operations are also impacted by many other factors including, but not limited to, general economic, political and industry conditions; volatility and disruptions in the functioning of financial markets; fluctuations in interest rates and foreign currency exchange rates; fluctuations in the underlying values of real estate and other collateral securing our loan portfolios; the timing and ability to collect and liquidate assets; changes in the performance and creditworthiness of our borrowers and other counterparties; increased competition from other market participants in the industries in which we operate; the availability, pricing and terms of Portfolio Assets, lower middle-market transactions and other investment opportunities in all of the Company’s businesses; and changes in government regulations, statutes and tax or fiscal policies. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Q1 2013 Compared to Q1 2012

FirstCity’s net loss to common stockholders totaled $2.5 million in Q1 2013 compared to net earnings of $8.4 million in Q1 2012. On a per share basis, diluted net earnings (loss) to common stockholders were ($0.24) in Q1 2013 compared to $0.80 in Q1 2012.

Portfolio Asset Acquisition and Resolution

Through our Portfolio Asset Acquisition and Resolution (“PAA&R”) business segment, FirstCity and its investment partners acquired $62.3 million of Portfolio Assets in Q1 2013 with an approximate face value of $133.3 million, compared to the Company’s involvement in acquiring $91.2 million of Portfolio Assets in Q1 2012 with an approximate face value of $210.1 million. In Q1 2013, FirstCity’s investment acquisition share in the Portfolio Asset acquisitions was $12.9 million — consisting of $0.4 million acquired through consolidated portfolio entities and $12.5 million acquired through unconsolidated Acquisition Partnerships. In Q1 2012, FirstCity’s investment acquisition share in Portfolio Asset acquisitions was $9.5 million — consisting of $0.4 million acquired through consolidated portfolio entities and $9.1 million acquired through unconsolidated Acquisition Partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we function as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

In Q1 2013, FirstCity invested an additional $6.0 million in non-portfolio investments in the form of SBA loan originations and advances and $0.1 million in other investments, compared to $3.8 million in non-portfolio investments in the form of SBA loan originations and advances and $0.1 million in other investments in Q1 2012. Refer to the heading “Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment” below for additional information related to our investment activities and composition in our PAA&R segment.

Our PAA&R business segment reported $82,000 of net losses in Q1 2013 compared to $10.8 million of net earnings in Q1 2012. The following is a summary of the results of operations for the Company’s PAA&R business segment for Q1 2013 and Q1 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,449	$5,575
Income from Portfolio Assets	1,936	8,505
Interest income from loans receivable - other	25	—
Other income	1,277	1,994
Total revenues	5,687	16,074
Costs and expenses:
Interest and fees on notes payable to banks and other	726	1,376
Salaries and benefits	3,471	4,094
Provision for loan and impairment losses, net of recoveries	106	224
Asset-level expenses	605	914
Other costs and expenses	1,654	1,667
Total expenses	6,562	8,275
Equity income of unconsolidated subsidiaries	960	4,532
Income tax (expense) benefit	24	(761)
Net income attributable to noncontrolling interests	(302)	(953)
Earnings from continuing operations	(193)	10,617
Income from discontinued operations	111	213
Net earnings	$(82)	$10,830

Servicing fee revenues.  Servicing fee revenues decreased to $2.4 million in Q1 2013 from $5.6 million in Q1 2012. Servicing fees from U.S. Acquisition Partnerships totaled $1.2 million in Q1 2013 compared to $2.2 million in Q1 2012, while servicing fees from Latin American Acquisition Partnerships totaled $1.1 million in Q1 2013 and $1.5 million in Q1 2012. Servicing fees from U.S. Acquisition Partnerships are generally based on a percentage of the collections received from Portfolio Assets held by these unconsolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin. The decrease in servicing fees from U.S. Acquisition Partnerships in Q1 2013 compared to Q1 2012 was attributable to a decrease in collections from unconsolidated U.S. partnerships to $37.9 million in Q1 2013 from $72.0 million in Q1 2012. In addition, FirstCity recognized $1.9 million of additional compensation in the form of incentive fee income in Q1 2012 (compared to $0.2 million in Q1 2013) resulting from the achievement of an investor return threshold from a U.S. Acquisition Partnership.

Since mid-2010, a majority of the Company’s U.S. Portfolio Asset investments have been acquired through equity-method investments in unconsolidated Acquisition Partnerships under the VIP investment agreement instead of consolidated Portfolio Assets. As such, the Company expects service fee income from its unconsolidated U.S. Acquisition Partnerships to gradually increase over time. Refer to the heading “Equity income from unconsolidated subsidiaries” below for information on our unconsolidated U.S. Acquisition Partnership activities.

Income from Portfolio Assets.  Income from Portfolio Assets, comprised primarily of liquidation income and gains and accretion income from Portfolio Assets, decreased to $1.9 million in Q1 2013 from $8.5 million in Q1 2012. The following tables provide a summary of the Company’s income from loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013
	(Dollars in thousands)
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans			Other
	Impaired				Cost recovery		Cost recovery
	Loans	Other	Cash basis		basis	Cash basis	basis	Real Estate	Total
United States	$41	$91	$981	(1)	$245	$36	$—	$168	$1,562

Germany	—	—	281		—	—	—	36	317

Mexico	—	—	—		57	—	—	—	57

Total	$41	$91	$1,262		$302	$36	$—	$204	$1,936

(1)         Includes $0.1 million of liquidation income generated from loan sales.

	Three Months Ended
	March 31, 2012
	(Dollars in thousands)
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans				Other
	Impaired				Cost recovery			Cost recovery
	Loans	Other	Cash basis		basis		Cash basis	basis	Real Estate	Total
United States	$371	$71	$5,102	(1)	$1,759	(2)	$35	$—	$825	$8,163

Germany	—	—	211		—		—	—	(1)	210

Mexico	—	—	—		132		—	—	—	132

Total	$371	$71	$5,313		$1,891		$35	$—	$824	$8,505

(1)         Includes $3.6 million of liquidation income generated from loan sales.

(2)         Includes $0.8 million of liquidation income generated from loan sales.

Income from Portfolio Assets from our consolidated U.S. Portfolio Assets decreased by $6.6 million from quarter to quarter.  Income from our non-accrual loans decreased by $5.6 million in Q1 2013 compared to Q1 2012, and income from our income-accruing loans decreased by $0.3 million in Q1 2013 compared to Q1 2012.  Our average holdings in income-accruing credit-impaired Portfolio Assets decreased to zero for Q1 2013 from $9.4 million for Q1 2012. We apply the interest-accrual income method to Portfolio Assets, as applicable, only when management has the ability to reasonably estimate both the timing and amount of collections. Refer to Note 1 of the consolidated financial statements for a summary of our income-recognition accounting policies related to Portfolio Assets.  In addition, income from real estate decreased by $0.7 million in Q1 2013 compared to Q1 2012. FirstCity’s average investment holdings in consolidated U.S. Portfolio Assets for Q1 2013 were $48.9 million, compared to $106.5 million for Q1 2012. The decline in our consolidated U.S. Portfolio Asset holdings in Q1 2013 was due to the majority of our U.S. Portfolio Asset purchases since mid-2010 being made through equity-method investments in unconsolidated U.S. Acquisition Partnerships under the VIP investment agreement. In light of this, the Company expects equity income from U.S. Acquisition Partnerships (and service fee income) to gradually increase over time in comparison to income from consolidated Portfolio Assets.

Refer to the heading “Equity income from unconsolidated subsidiaries” below for information on our unconsolidated U.S. Acquisition Partnership activities.

Income from Portfolio Assets from our consolidated European Portfolio Assets increased by $0.1 million from quarter to quarter.  FirstCity’s average investment holdings in consolidated European Portfolio Assets for Q1 2013 were $3.7 million, compared to $4.8 million for Q1 2012.

Income from Portfolio Assets from our consolidated Portfolio Assets in Mexico decreased by $0.1 million from quarter to quarter.  FirstCity’s average investment holdings in consolidated Latin America Portfolio Assets for Q1 2013 were $0.7 million, compared to $5.1 million for Q1 2012 (including $5.0 million reported as “Assets held for sale” on our consolidated balance sheet during Q1 2012). The decrease in our consolidated Latin American Portfolio Asset holdings in Q1 2013 was due primarily to the sale of two consolidated Mexican subsidiaries in July 2012.

Interest income from loans receivable — affiliates.  The Company did not recognize interest income from loans receivable — affiliates in Q1 2013 or Q1 2012.  The Company’s only remaining affiliated loan was sold in the third quarter of 2012 (see Note 3 of the consolidated financial statements).

Interest income from loans receivable — other.   Interest income from loans receivable - other was $25,000 for Q1 2013.  The Company did not recognize interest income from loans receivable — other in Q1 2012 from its non-affiliated loan investments because management accounted for such loans under the non-accrual income method of accounting during that quarter. FirstCity’s average investment in loans receivable — other in its PAA&R segment was $3.3 million for Q1 2013 compared to $2.9 million for Q1 2012.

Other income.  Other income decreased to $1.3 million for Q1 2013 compared to $2.0 million for Q1 2012, due partially to reduced income from a European Acquisition Partnership which was deconsolidated in June 2012.  Further, we received less due diligence and credit administration fee income in Q1 2013 compared to Q1 2012.  These fees vary from period to period depending upon portfolio investment activity.

Costs and expenses.  Operating costs and expenses approximated $6.6 million in Q1 2013 compared to $8.3 million in Q1 2012. The following is a discussion of the major components of operating costs and expenses in its PAA&R business segment:

Interest expense and fees on notes payable and other debt obligations decreased to $0.7 million in Q1 2013 from $1.4 million in Q1 2012, due primarily to the Bank of Scotland loan facilities that were refinanced in December 2011 (see Note 7 of the consolidated financial statements). The Company recorded $0.5 million of interest, loan fee and discount amortization expense on its Bank of Scotland loan facilities in Q1 2013 (based on average debt holdings of $24.8 million) compared to $0.7 million of interest, loan fee and discount amortization expense in Q1 2012 (based on average debt holdings of $83.4 million). Excluding the Company’s debt obligations with Bank of Scotland, the average nonaffiliated debt outstanding in its PAA&R segment was $20.6 million in Q1 2013 (with a 5.2% average cost of funds) compared to $64.2 million in Q1 2012 (with a 4.3% average cost of funds).

Salaries and benefits expense in our PAA&R segment decreased to $3.5 million in Q1 2013 from $4.1 million in Q1 2012, due primarily to less compensation expense recognized in Q1 2013 compared to Q1 2012 under the Company’s executive management compensation plans. The total number of personnel within the PAA&R segment was 180 at March 31, 2013 and 199 at March 31, 2012.

Net provisions for loan and impairment losses on consolidated Portfolio Assets and loans receivable in our PAA&R segment totaled $0.1 million in Q1 2013 compared to $0.2 million in Q1 2012. Net impairment provisions in Q1 2013 were attributed primarily to declines in values of loan collateral and real estate properties related to our U.S. Portfolio Assets investments. The net impairment provisions were identified in connection with management’s quarterly evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments due to the need to make estimates about the impact of matters that are uncertain. This process also requires estimates that are susceptible to significant revision as more information becomes available. It remains unclear what impact the continuance of challenging economic conditions and disruptions in the financial, capital and real estate markets will ultimately have on our financial results. These conditions could adversely impact our business if commercial real estate properties experience a significant and prolonged decline in value, or if borrowers cannot refinance their loans and/or continue to make payments (which in turn could lead to rising loan defaults and foreclosures on loan collateral). Therefore, we cannot provide assurance that, in any particular future period, we will not incur additional impairment provisions.

Asset-level expenses, which generally represent costs incurred by FirstCity to manage consolidated Portfolio Assets, support foreclosed properties, and protect its security interests in loan collateral, decreased to $0.6 million in Q1 2013 from $0.9 million in Q1 2012. The decline in asset-level expenses was attributed primarily to a decline in the Company’s average holdings in consolidated Portfolio Assets in its PAA&R segment to $53.3 million for Q1 2013 from $111.3 million for Q1 2012 (a majority of FirstCity’s Portfolio Asset investments have been acquired through unconsolidated Acquisition Partnerships since mid-2010).

Other costs and expenses in the Company’s PAA&R segment were $1.7 million for both Q1 2013 and Q1 2012.

Equity income from unconsolidated subsidiaries.  Equity income from unconsolidated subsidiaries (Acquisition Partnerships and servicing entities) from our PAA&R segment decreased by $3.6 million in Q1 2013 compared to Q1 2012. Equity income from our unconsolidated Acquisition Partnerships decreased by $1.4 million in Q1 2013 compared to Q1 2012, whereas equity income from our unconsolidated servicing entities decreased by $2.2 million in Q1 2013 compared to Q1 2012. Our share of equity income and losses from these equity-method investees will vary period-to-period depending on the profitability of the underlying entities and the composition of FirstCity’s ownership mix in the respective entities that report earnings or losses in a period. The following is a discussion of equity income from FirstCity’s Acquisition Partnerships (by geographic region) and servicing entities. Refer to Note 6 of the consolidated financial statements for a summary of revenues, earnings and equity income (loss) of FirstCity’s equity-method investments by region.

•             United States — Total combined revenues reported by our U.S. Acquisition Partnerships (FirstCity share 10%-50%) decreased to $9.6 million in Q1 2013 from $22.6 million in Q1 2012. In addition, total combined net earnings reported by our U.S. partnerships decreased to $3.3 million in Q1 2013 from $12.8 million in Q1 2012. The decrease in total revenues and net earnings in Q1 2013 compared to Q1 2012 was attributable primarily to a decrease in Portfolio Asset collections to $37.9 million in Q1 2013 from $72.0 million in Q1 2012, off-set partially by decreases of $2.7 million in service fee expense and $1.3 million in provision expenses reported by these U.S. partnerships in Q1 2013 compared to Q1 2012. The collective activity described above translated to a decrease in FirstCity’s share of U.S. partnership net earnings (i.e. equity income) to $0.4 million for Q1 2013 compared to $2.1 million for Q1 2012.

FirstCity’s average investment in U.S. Acquisition Partnerships remained relatively constant at $56.2 million for Q1 2013 compared to $56.5 million for Q1 2012.

•         Latin America — Total combined revenues reported by our Latin American Acquisition Partnerships (FirstCity’s share 8%-50%) decreased to $1.9 million in Q1 2013 from $4.3 million in Q1 2012. Total combined net losses reported by our Latin American partnerships were $0.3 million for Q1 2013 compared to $8.4 million in earnings for Q1 2012. The decrease in combined revenues reported by these partnerships in Q1 2013 compared to Q1 2012 was attributable primarily to a decrease in Portfolio Asset collections to $2.6 million in Q1 2013 compared to $6.4 million in Q1 2012. The decrease in combined net earnings reported by these partnerships in Q1 2013 compared to Q1 2012 was attributable primarily to a $7.4 million reduction in foreign currency exchange gains reported by these partnerships in Q1 2013 compared to Q1 2012. The decrease in foreign currency exchange gains recorded in Q1 2013 stemmed primarily from the translation impact to the U.S. dollar-denominated debt held by certain Latin American partnerships (due to the depreciation in value of the Mexican peso relative to the U.S. dollar in Q1 2013, compared to the appreciation in value of the Mexican peso relative to the U.S. dollar in Q1 2012). The collective activity described above resulted in the Company recording $0.5 million of equity income for its share of Latin American partnership net losses in Q1 2013, compared to recording $0.2 million of equity income in Q1 2012 for its share of net income reported by these partnerships.

The Company’s equity income from its Latin America partnerships in Q1 2013 included $0.1 million of foreign currency transaction gains, whereas its equity income from these partnerships in Q1 2012 included $0.7 million of foreign currency transaction gains — a $0.6 million unfavorable swing. Our financial position and results of operations may fluctuate significantly due to the impact of currency exchange rate fluctuations on our Latin American Acquisition Partnerships. Due to the constantly changing currency exposures impacting these partnerships and the volatility of currency exchange rates, we cannot provide assurance that, in any particular period, we will not incur foreign currency transaction losses.

FirstCity’s average investment in Latin American Acquisition Partnerships was $2.9 million for Q1 2013 compared to $4.4 million for Q1 2012.

•        Europe — The Company did not carry any equity-method investments in European Acquisition Partnerships during Q1 2013 or Q1 2012.

•             Servicing Entities — Total combined revenues (mainly service fee income and investment income) reported by our foreign unconsolidated servicing entities (FirstCity’s share 25%-50%) decreased to $3.2 million in Q1 2013 from $18.6 million in Q1 2012. In addition, total combined net earnings available to common stockholders reported by these entities decreased to $32,000 in Q1 2013 from $4.7 million in Q1 2012. The decrease in total net earnings reported by the underlying servicing entities was attributed primarily to a restructure (in June 2012) and ultimate sale of the Company’s investment in a French servicing entity.  The collective activity described above translated to a decrease in FirstCity’s share of net earnings (i.e. equity income) from its foreign servicing entities to $25,000 in Q1 2013 from $2.2 million in Q1 2012.

Income tax expense.  Our PAA&R segment reported a $24,000 income tax benefit in Q1 2013 compared to an income tax provision of $0.8 million in Q1 2012 (comprised primarily of foreign income tax provisions). Refer to Note 10 of the consolidated financial statements for additional information on income taxes.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings that are attributable to the noncontrolling equity interests held by co-investors in our consolidated Acquisition Partnerships (FirstCity’s ownership in these consolidated partnerships ranges from 50%-90%). The amount of net income attributable to noncontrolling interests in these consolidated Acquisition Partnerships decreased to $0.3 million for Q1 2013 from $1.0 million for Q1 2012.  Q1 2012 included $0.4 million of net income attributable to noncontrolling interests in our French Acquisition Partnerships compared to $-0- in Q1 2013, as we deconsolidated a French Acquisition Partnership in June 2012 as a result of an ownership restructure within that entity. This decrease also includes a decrease in the net earnings of consolidated U.S. Acquisition Partnerships in Q1 2013 compared to Q1 2012 (i.e. a decrease in the amount of net earnings reported by these consolidated entities translates to a decrease in the amount of net earnings apportioned to the noncontrolling investors).

Income from discontinued operations.  In January 2013, FirstCity Business Lending Corporation, an indirect wholly-owned subsidiary of the Company, entered into a stock purchase agreement with CS ABL Holdings, LLC, a direct wholly-owned subsidiary of Capital Spring Finance Company, LLC, to sell all of the common stock and the preferred stock of American Business Lending, Inc. (“ABL”) to CS ABL Holdings, LLC. Accordingly, the results of operations from ABL are reported as discontinued operations within our Portfolio Asset Acquisition and Resolution business segment for the three-month periods ended March 31, 2013 and 2012, respectively. Our PAA&R segment reported income from discontinued operations of $0.1 million in Q1 2013, compared to $0.2 million in Q1 2012.

Special Situations Platform Business Segment

Our Special Situations Platform business segment (“FirstCity Denver”) reported net earnings of $0.2 million in Q1 2013 compared to $0.4 million of net earnings in Q1 2012. FirstCity Denver reported no investments in this segment in Q1 2013 compared to $1.0 million in the form of debt investments in Q1 2012. Since its inception in 2007, FirstCity Denver has been involved in U.S. lower middle-market transactions with total investment values of $89.2 million, and has provided $61.4 million of investment capital and other financings in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for Q1 2013 and Q1 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$144	$381
Revenue from railroad operations	4,118	1,685
Other income	5	462
Total revenues	4,267	2,528
Costs and expenses - railroad operations:
Interest and fees on notes payable	62	52
Salaries and benefits	720	499
Other	2,646	677
Total railroad costs and expenses	3,428	1,228
Costs and expenses - other:
Interest and fees on notes payable	19	143
Salaries and benefits	170	215
Recovery of provision for loan and impairment losses	(48)	—
Other costs and expenses	69	287
Total other expenses	210	645
Total expenses	3,638	1,873
Equity income (loss) from unconsolidated subsidiaries	(161)	(65)
Income tax expense	(4)	(20)
Net income attributable to noncontrolling interests	(234)	(155)
Net earnings	$230	$415

Interest income from loans receivable.   Interest income from loans receivable decreased to $0.1 million in Q1 2013 from $0.4 million in Q1 2012. FirstCity Denver’s average investment in loans receivable was $9.5 million for Q1 2013 — including $4.9 million accounted for under the non-accrual method of accounting. For Q1 2012, FirstCity Denver’s average investment in loans receivable was $15.0 million — including $5.8 million accounted for under the non-accrual method of accounting.

Revenue, costs and expenses from railroad operations.  Revenue, costs and expenses from railroad operations represent the results of operations recorded by FirstCity Denver’s majority-owned railroad companies (engaged primarily in interchanging rail cars with connecting carriers, providing rail freight services for on-line customers, operating a transload facility, and operating a rail-served debris transfer station). Revenue from railroad operations increased to $4.1 million in Q1 2013 from $1.7 million in Q1 2012. Total costs and expenses attributable to the railroad operations approximated $3.4 million in Q1 2013 compared to $1.2 million in Q1 2012. The additional revenue, costs and expenses recorded by our majority-owned railroad operations was due primarily to an increase in rail car movement services provided to new and existing customers in Q1 2013 compared to Q1 2012 from its existing operations, combined with activities from a rail-served debris transfer station acquired in June 2012, as well as activities from a railroad signal construction company that FirstCity Denver acquired in July 2012.

Other income.  Other income decreased by $0.5 million in Q1 2013 compared to Q1 2012. Other income in Q1 2012 relates primarily to income generated by FirstCity Denver’s consolidated commercial real estate property and other ancillary activities. In March 2012, FirstCity Denver removed the commercial real estate property from its balance sheet after the property was acquired by the creditor holding the mortgage secured by this property (refer to Note 4 of the consolidated financial statements).

Costs and expenses — other.  Other costs and expenses decreased by $0.4 million in Q1 2013 compared to Q1 2012 primarily due to the removal of FirstCity Denver’s consolidated commercial real estate property mentioned above.

Equity income from unconsolidated subsidiaries.  FirstCity Denver recorded $0.2 million of equity losses from unconsolidated subsidiaries in Q1 2013 compared to $0.1 million of losses in Q1 2012.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests represents the portions of net earnings related to FirstCity Denver (a FirstCity 80%-owned subsidiary) and its consolidated, less-than-wholly-owned subsidiaries (FirstCity Denver’s ownership in these consolidated entities ranges from 70%-90%) that are attributable to the noncontrolling equity interests held by co-investors. The amount of net income attributable to noncontrolling interests under our Special Situations platform remained constant at $0.2 million in Q1 2013 and Q1 2012.

Corporate and Other

Costs and expenses not allocable to our PAA&R and Special Situations business segments consist primarily of certain corporate salaries and benefits, legal and other professional expenses, and accounting fees. These costs and expenses decreased to $2.7 million for Q1 2013 compared to $2.9 million for Q1 2012, due primarily to a $0.4 million decrease in salaries and benefits expense, offset by a $0.2 million increase in accounting, legal and other professional expenses in the periods compared.

Financial Condition

Significant changes in FirstCity’s financial condition during Q1 2013 resulted from the following:

FirstCity’s consolidated assets of $223.2 million at March 31, 2013 were $21.5 million lower than its consolidated assets at December 31, 2012. The decrease in consolidated assets was attributed primarily to a $10.2 million net reduction to our investments in unconsolidated subsidiaries (see Note 6 of the consolidated financial statements for additional information), and $3.6 million of net decreases in the Company’s consolidated Portfolio Assets in Q1 2013, mainly due to net principal collections out-pacing consolidated Portfolio Asset purchases.  Also contributing to the net decrease in the Company’s consolidated assets was a $6.3 million reduction in cash, and a $2.4 million net reduction to our loans receivable (see Note 5 of the consolidated financial statements for additional information), partially offset by a $3.3 million increase in assets held for sale (see Note 3 of the consolidated financial statements for additional information).

FirstCity’s consolidated liabilities of $89.0 million as of March 31, 2013 were $18.4 million lower than its consolidated liabilities at December 31, 2012. The decrease in consolidated liabilities was attributed primarily to a $12.5 million net decrease in notes payable in Q1 2013 primarily from net principal repayments on notes payable to banks. Also contributing to the net decrease in the Company’s consolidated liabilities was a $9.2 million reduction in other liabilities as a result of payments made for accrued bonuses and other legal costs.

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Revenues with respect to the Company’s PAA&R business segment consist primarily of (1) income and gains from our Portfolio Assets and loan investments; (2) equity income from our Acquisition Partnerships; and (3) servicing fee income and incentive fee income from Acquisition Partnerships based on the performance of our servicing activities on the assets held by these unconsolidated partnerships. Generally speaking, income recognized from our investments in consolidated Portfolio Assets is reported as “Income from Portfolio Assets” on our consolidated statements of earnings, whereas income from our investments in unconsolidated subsidiaries that acquire Portfolio Assets is reported as “Equity income from unconsolidated subsidiaries.” Furthermore, since we operate as the servicer for the vast majority of our U.S. and Latin American unconsolidated Portfolio Assets, we also recognize fee income related to the performance of our servicing responsibilities. This fee income is reported as “Servicing fees” on our consolidated statements of earnings. We also generate service fee income from our U.S. and Latin American consolidated Portfolio Assets that we service; however, this income is eliminated in consolidation and, as such, is not included on our consolidated statements of earnings.

The following table includes information related to Portfolio Assets acquired by the Company in Q1 2013 and Q1 2012.

	Three Months Ended
	March 31, 2013
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$3,599	$—	$129,673	$133,272
Total purchase price	$356	$—	$61,896	$62,252
Total equity invested by all investors	$356	$—	$62,548	$62,904
Total equity invested by FirstCity	$356	$—	$12,510	$12,866
Total number of Portfolio Assets	24	—	433	457

	Three Months Ended
	March 31, 2012
	Wholly-Owned	Majority-Owned
	Consolidated	Consolidated	Unconsolidated	Total
	(Dollars in thousands)
Face Value	$5,205	$—	$204,894	$210,099
Total purchase price	$382	$—	$90,853	$91,235
Total equity invested by all investors	$382	$—	$91,663	$92,045
Total equity invested by FirstCity	$382	$—	$9,166	$9,548
Total number of Portfolio Assets	139	—	433	572

The table below provides a summary of our Portfolio Assets as of March 31, 2013 and December 31, 2012. Our Purchased Credit-Impaired Loans are categorized based on the common risk characteristics that management generally uses for pooling purposes (when management elects to pool purchased loans).

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Loan Portfolios:
Purchased Credit-Impaired Loans
Domestic:
Commercial real estate	$24,518	$28,487
Business assets	3,712	4,047
Other	2,669	3,087
Latin America - commercial real estate	1,046	1,034
Europe - commercial real estate	3,242	3,449
Other	4,561	5,194
Outstanding balance	39,748	45,298
Allowance for loan losses	(417)	(394)
Total Loan Portfolios, net	39,331	44,904

Real estate held for sale, net	12,133	10,171

Total Portfolio Assets, net	$51,464	$55,075

The following table provides a summary of the changes in the allowance for loan losses related to our loan Portfolio Assets:

	Purchased Credit-Impaired Loans
	Domestic			Latin America
	Commercial	Business		Commercial
(dollars in thousands)	Real Estate	Assets	Other	Real Estate	Other	Total
Beginning balance,
January 1, 2013	$—	$26	$—	$327	$41	$394
Provisions	61	—	—	—	—	61
Recoveries	—	—	—	—	(10)	(10)
Charge offs	(32)	—	—	—	—	(32)
Translation adjustments	—	—	—	4	—	4
Ending balance,
March 31, 2013	$29	$26	$—	$331	$31	$417

Due to uncertainties related primarily to estimating the timing and/or amount of collections on Purchased Credit-Impaired Loans as a result of the current economic environment, the Company accounts for certain of these loans and loan pools on a non-accrual income-recognition method of accounting (cost-recovery or cash basis). Under U.S. GAAP, the interest method (i.e. accrual method) of accounting is not appropriate for Purchased Credit-Impaired Loans if management does not have the ability to develop a reasonable expectation of both the timing and amount of future cash flows to be collected. Refer to Note 1 of the consolidated financial statements for additional information and accounting policies related to our Purchased Credit-Impaired Loans. The following tables provide a summary of the Company’s loan Portfolio Assets, including Purchased Credit-Impaired Loans, by income-recognition method as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans
	Impaired			Cost recovery	Other
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$—	$4,391	$13,795	$17,049	$139	$35,374

Germany	—	—	2,726	516	—	3,242

Mexico	—	—	—	715	—	715

Total	$—	$4,391	$16,521	$18,280	$139	$39,331

	December 31, 2012
	Income-Accruing Loans		Non-Accrual Loans
	Purchased		Purchased Credit-
	Credit-		Impaired Loans
	Impaired			Cost recovery	Other
	Loans	Other	Cash basis	basis	Cash basis	Total
United States	$—	$4,914	$14,685	$20,910	$239	$40,748

Germany	—	—	2,927	522	—	3,449

Mexico	—	—	—	707	—	707

Total	$—	$4,914	$17,612	$22,139	$239	$44,904

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

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
(Dollars in thousands)	Investment	Debt	Equity	Total

First three months of 2013	$—	$—	$—	$—
Total 2012	1,000	1,000	—	1,000
Total 2011	3,301	1,200	2,101	3,301
Total 2010	13,739	8,825	4,395	13,220
Total 2009	20,058	12,023	392	12,415
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Provision for Income Taxes

The Company has a substantial amount of U.S. deferred tax assets attributable primarily to net operating loss carryforwards (“NOLs”) and differences between the carrying amounts and tax bases of Acquisition Partnership investments for U.S. federal income tax purposes. The deferred tax assets attributable to the NOLs can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of their expiration or utilization. The Company recognizes deferred tax assets and liabilities in both the U.S. and non-U.S. jurisdictions based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. We reduce the carrying amounts of deferred tax assets through a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In this assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, impact of gains or charges from one-time events, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors. At March 31, 2013, the Company carried a full valuation allowance for its U.S. deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our U.S. and foreign subsidiaries throughout 2013 to determine the appropriate level of valuation allowances.

Liquidity and Capital Resources

Overview

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to Acquisition Partnerships, capital investments in privately-held lower middle-market companies, other debt and equity investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan and real estate collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from credit facilities with external lenders, and other special-purpose short-term borrowings. The majority of the Company’s assets remain pledged to secure bank debt, making it more difficult to obtain third-party financing. At March 31, 2013, the Company had $33.1 million of cash on its consolidated balance sheet, but $15.7 million of this cash could only be used to settle the liabilities of certain consolidated variable interest entities (see Note 14 of the consolidated financial statements for additional information) and was not available for our general operations.

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

Historically, the Company’s primary sources of funding for purchasing distressed loan portfolios were loans under credit facilities with third-party lenders, other special purpose short-term borrowings, funds generated from operations, equity distributions from acquisition entities and other subsidiaries and interest and principal payments on subordinated intercompany debt. A substantial majority of the Company’s portfolio investments prior to July 2010 were funded through loan facilities provided by Bank of Scotland and BoS(USA), Inc. (collectively, “Bank of Scotland”).

Although Bank of Scotland had provided financing to the Company for several years, following Lloyds Banking Group’s acquisition of Bank of Scotland, Bank of Scotland and BoS(USA), Inc. placed the Company’s revolving loan facility in a wind-down structure. In June 2010, the facilities with Bank of Scotland and BoS(USA), Inc. were restructured into one facility with a principal amount of $268.6 million (“Reducing Note Facility”) under which Bank of Scotland and BoS(USA), Inc. had no further obligations to provide financing to the Company. The lack of a corporate line of credit substantially restricted the Company’s ability to acquire loan portfolios. As a result, the Company’s source of funding for acquisitions was primarily limited to its unencumbered cash flow from operations and the cash flow leak-through permitted by the Reducing Note Facility, and the Company began to seek alternative sources of funding, which ultimately proved to be unachievable as the Company was never able to replace this source of funding.

Due to a lack of funding, the Company was unable to pursue an aggressive acquisition strategy for its own account and almost all of the Company’s new acquisitions were off-balance sheet in the form of minority interests (ranging from 10% to 20%) in acquisition entities controlled by larger firms. The Company was unable to obtain financing to purchase investments for its own account on reasonable terms. As a result, the Company’s balance sheet began to shrink as its existing portfolios matured and new acquisitions were off-balance sheet and the value of its servicing platform diminished.

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

First National Bank of Central Texas Loan Facility

FC Investment Holdings Corporation (“FC Investment”) has a $15.0 million revolving loan facility with First National Bank of Central Texas (“FNBCT”) for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At March 31, 2013, the unpaid principal balance under this revolving loan facility was $2.0 million. Additional information regarding this loan facility is included under the heading “Credit Facilities” below.

Investment Agreement with Värde Investment Partners, L.P.

FirstCity and Värde Investment Partners, L.P. (“VIP”) are parties to an investment agreement, effective April 1, 2010, whereby VIP may invest, at its discretion, in distressed loan portfolios and similar investment opportunities alongside FirstCity, subject to the terms and conditions contained in the agreement. The primary terms of the investment agreement are as follows:

•                  FirstCity acts as the exclusive servicer for the investment portfolios;

•                  FirstCity provides VIP with a “right of first refusal” with regard to distressed asset investment opportunities in excess of $3.0 million sourced by FirstCity;

•                  FirstCity, at its determination, co-invests between 5% and 25% in each investment;

•                  FirstCity receives a $200,000 monthly fee and VIP pays FirstCity’s pro rata share of due diligence expenses incurred in connection with proposed investments based upon its respective equity percentage of the acquisition entity;

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

The investment agreement has a termination date of June 30, 2015, which is subject to certain renewals or earlier termination. FirstCity Servicing Corporation (“FC Servicing”) will be the servicer for all of the acquisition entities formed by FC Diversified Holdings LLC (“FC Diversified”) and VIP (subject to removal by Värde on a pool-level basis under certain conditions).

The cash flows from the assets and equity interests from the Company’s Portfolio Asset investments made in connection with the investment agreement with VIP, which are held by FC Investment Holdings and its subsidiaries, are not subject to the security interest requirements of the Bank of Scotland and Bank of America loan facilities described below.

Cash Flow Activity

Consolidated Cash Flows

The following table summarizes our consolidated cash flow activity for Q1 2013 and Q1 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(10,925)	$(5,151)
Net cash provided by investing activities	19,123	26,951
Net cash used in financing activities	(14,302)	(16,037)
Effect of exchange rate changes on cash and cash equivalents	(30)	681
Net increase (decrease) in cash and cash equivalents	$(6,134)	$6,444

Our operating activities used cash of $10.9 million in Q1 2013 and $5.2 million in Q1 2012. Net cash used by our operating activities in Q1 2013 was comprised primarily of $2.0 million of net loss; $1.9 million of net non-cash reductions for Portfolio Asset income accretion and gains; a $0.8 million non-cash deduction for equity income from our unconsolidated subsidiaries; and $0.8 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. Net cash used by our operating activities in Q1 2012 was comprised primarily of $9.5 million of net earnings; $8.2 million of net non-cash reductions for Portfolio Asset income accretion and gains; $4.5 million of non-cash deductions for equity earnings from our unconsolidated subsidiaries (i.e. equity-method investments); and $1.1 million of non-cash add-backs related to provisions for loan and impairment losses, depreciation and amortization. The remaining changes in all periods were due to net changes in other accounts related to our operating activities.

Our investing activities provided cash of $19.1 million in Q1 2013 and $27.0 million in Q1 2012. Net cash provided by investing activities in Q1 2013 was attributable primarily to $5.6 million of Portfolio Asset principal collections (net of purchases), and $23.6 million of distributions from our unconsolidated subsidiaries, off-set partially by $12.6 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships). Net cash provided by investing activities in Q1 2012 was attributable primarily to $25.5 million of Portfolio Asset principal collections (net of purchases) and $8.5 million of distributions from our unconsolidated subsidiaries — off-set partially by $9.3 million of contributions to our unconsolidated subsidiaries (to fund Portfolio Asset investments acquired by our Acquisition Partnerships. The remaining changes in all periods were due to net changes in other accounts related to our investing activities.

Our financing activities used cash of $14.3 million in Q1 2013 and $16.0 million in Q1 2012. In Q1 2013, net cash used by financing activities was attributable primarily to $12.8 million of net principal payments on notes payable (net of borrowings), and $1.4 million of cash distributions to noncontrolling interests. In Q1 2012, net cash used by financing activities was attributable primarily to $13.8 million of net principal payments on notes payable (net of borrowings); and $2.2 million of cash distributions to noncontrolling interests. The remaining changes in the periods were due primarily to net changes in other accounts related to our financing activities.

Cash paid for interest on our credit facilities and other borrowings approximated $0.3 million and $0.7 million for Q1 2013 and Q1 2012, respectively. FirstCity’s average outstanding debt decreased to $53.8 million for Q1 2013 from $159.7 million for Q1 2012, while the average cost of borrowings increased to 6.0% in Q1 2013 compared to 3.9% in Q1 2012. The decrease in the Company’s debt level since March 31, 2012 is primarily a result of principal payments on our Bank of Scotland loan facility, combined with the results from our refinancing this loan facility with Bank of Scotland in December 2011. The increase in the Company’s average cost of borrowings was due primarily to the acceleration of fair value discount amortization on the Bank of Scotland loan facility.  Refer to the heading “Credit Facilities” below for more information on the Company’s loan facilities with Bank of Scotland.

Cash Flows from Consolidated Railroad Operations

The following is an analysis of the cash flows related to FirstCity’s majority-owned railroad operations for Q1 2013 and Q1 2012. The cash flow effects described below are included in the Company’s analysis of its consolidated cash flows for Q1 2013 and Q1 2012, as applicable, as discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

The operating activities of the railroad subsidiary provided cash of $1.0 million in Q1 2013 due primarily to net earnings of $0.6 million, $0.2 million of non-cash add-backs related to depreciation and amortization, and $0.2 million of net increases related to changes in operating assets and liabilities. The railroad subsidiary’s investing activities used cash of $0.3 million in Q1 2013, attributable to purchases of property and equipment. The railroad subsidiary’s financing activities used cash of $0.4 million in Q1 2013, attributable to $0.1 million of net payments on bank notes payable and $0.3 million of distributions to the noncontrolling equity owners and FirstCity (eliminated in consolidation).

The operating activities of the railroad subsidiary provided cash of $0.5 million in Q1 2012 due primarily to net earnings. The railroad subsidiary’s investing activities used cash of $0.4 million in Q1 2012 from property and equipment purchases. The railroad subsidiary’s financing activities provided cash of $0.2 million in Q1 2012 from net borrowings on bank notes payable.

Credit Facilities

Bank of Scotland Credit Facilities

In June 2010, FirstCity refinanced its then-existing acquisition loan facilities with Bank of Scotland and closed on a $268.6 million Reducing Note Facility Agreement (“Reducing Note Facility”) that provided for repayment to Bank of Scotland over time as cash flows from the underlying assets securing the term loan facility were realized. The Company’s outstanding indebtedness and letter of credit obligations under its then-existing loan facilities with Bank of Scotland were refinanced by the Reducing Note Facility. This term loan facility capped FirstCity’s financing arrangements with Bank of Scotland, and as such, Bank of Scotland had no further obligation to provide financing to fund FirstCity’s investment activities and operations after June 2010. The Reducing Note Facility was secured by substantially all of the assets of FirstCity’s subsidiaries that were subject to the obligations of the former loan facilities with Bank of Scotland. FC Investment and its subsidiaries, which hold investments made in connection with FirstCity’s investment agreement with VIP (discussed above), and various other investments that FirstCity originated subsequent to June 2010, were not subject to the security interest requirements of the Reducing Note Facility.

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

BoS Facility A — Bank of Scotland

At March 31, 2013, the unpaid principal balance on BoS Facility A was $22.5 million and the unamortized fair value discount was $0.7 million. Prior to December 2012, a portion of the unpaid principal balance included Euro-denominated debt that FirstCity used to partially off-set its business exposure to foreign currency exchange risk attributable to its net equity investments in Europe.  The Euro-denominated debt was paid off in December out of proceeds from the sale of the Company’s investment in UBN, SAS. The primary terms and conditions of FC Commercial’s loan facility with Bank of Scotland under BoS Facility A are as follows:

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

•                  No advances will be made under this loan facility, except for draws on an outstanding letter of credit in the amount of $5.0 million;

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

BoS Facility A contains covenants, representations and warranties on the part of FirstCity, FC Commercial and FLBG Corp. that are typical for a loan facility of this type. In addition, BoS Facility A contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At March 31, 2013, FirstCity was in compliance with all covenants or other requirements set forth in BoS Facility A.

BoS Facility B — Bank of Scotland

At March 31, 2013, the Company did not have a recorded carrying value on its consolidated balance sheet for BoS Facility B (this debt instrument was initially recorded at its estimated fair value of $-0- on the loan closing date). The primary terms and conditions of FLBG2’s $25.0 million debt obligation with BoS-USA under BoS Facility B are as follows:

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

BoS Facility B contains limited covenants, representations and warranties on the part of FLGB2 in light of the nature of the assets of FLBG2 and the lack of liquidity or sources of funds for FLBG2. In addition, BoS Facility B contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of Scotland may accelerate the indebtedness under this loan facility. At March 31, 2013, FLBG2 was in compliance with all covenants or other requirements set forth in BoS Facility B.

Bank of America

In December 2011, FH Partners, as borrower, and Bank of America, as lender, entered into a $50.0 million term loan facility (“BoA Loan”) that allows for repayment over time as cash flows from the underlying assets securing this loan facility are realized. FirstCity used the proceeds from this loan facility to reduce the principal balance outstanding under the Reducing Note Facility, as amended (as described above). At March 31, 2013, the unpaid principal balance under this loan facility was $12.9 million. The primary terms and conditions under the BoA Loan are as follows:

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

The BoA Loan contains covenants, representations and warranties on the part of FH Partners that are typical for a loan facility of this type. In addition, the BoA Loan contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay, or default under, certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. In the event that an event of default occurs and is continuing, Bank of America may accelerate the indebtedness under this loan facility. At March 31, 2013, FH Partners was in compliance with all covenants or other requirements set forth in the BoA Loan.

FNBCT Loan Facility

FC Investment has a $15.0 million revolving loan facility with FNBCT for the purpose of financing the purchase of loans and other assets, to make investments in equity interests in or capital contributions to affiliates which are owned with other investors, and for working capital. At March 31, 2013, the unpaid principal balance under this revolving loan facility was $2.0 million. This credit facility matures in August 2013, and is secured by substantially all of the assets of FC Investment and its subsidiaries. In addition, FirstCity provided FNBCT with an unlimited guaranty for the repayment of the indebtedness under this revolving loan facility. The primary terms and key covenants of this loan facility are described in Note 7 of the consolidated financial statements. At March 31, 2013, FC Investment was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with FNBCT.

The following table summarizes the material terms of the credit facilities of FirstCity and its consolidated subsidiaries and the outstanding borrowings under such facilities as of March 31, 2013 and December 31, 2011 (dollars in thousands):

			Outstanding	Outstanding
			Borrowings	Borrowings
			as of	as of
			March 31,	December 31,
Description	Interest Rate	Other Terms and Conditions	2013	2012

Bank of Scotland reducing note facility, net of unamortized discount (“BoS Facility A”) [1] [2]	0.25% fixed	Secured by substantially all assets and subsidiaries of FC Commercial (excluding FH Partners) and guaranteed by FirstCity, matures December 2014	$21,756	$29,991

BOS (USA) $25.0 million term note (“BoS Facility B”) [1]	None	Secured by all assets of FLBG2, matures December 2014	—	—

Bank of America term note [1]	LIBOR + 2.75%	Secured by all assets of FH Partners, matures December 2014	12,887	16,194

FNBCT $15.0 million revolving loan facility [3]	Greater of WSJ prime rate or 4.0%	Secured by assets of FC Investment and its subsidiaries, and guaranteed by FirstCity, matures August 2013	2,000	2,000

Non-recourse bank notes payable of various U.S. Portfolio Entities	Interest rates ranging from 3.0% to 5.0% (weighted average interest rate of 4.5%)	Secured by assets (primarily Portfolio Assets) of the underlying entities, various maturities through August 2014	3,932	4,712

Non-recourse bank notes payable of consolidated railroad subsidiaries:	Prime Rate + margin (0.50-1.50%) or LIBOR + margin (2.25-3.25%)	Secured by assets of the subsidiaries
Term loan		Matures March 2016	3,000	3,094
$1.0 million revolving facility		Matures March 2014	—	—
$5.0 million acquisition facility		Advances mature March 2016; unused commitment matures March 2014	3,950	3,950

Other notes and debt obligations			1,752	1,790

Total notes payable and other debt obligations			$49,277	$61,731

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

[2]    The unamortized discount on this loan facility at March 31, 2013 and December 31, 2012 was $0.7 million and $1.1 million, respectively.

[3]    FC Investment, a FirstCity wholly-owned subsidiary, obtained this revolving loan facility in May 2012 (see Note 7 of the consolidated financial statements).

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate primarily to indemnification obligations and guaranty agreements (refer to Note 17 of the consolidated financial statements). We do not believe that these or any other off-balance sheet arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to investors. However, there can be no assurance that such arrangements will not have any such future effects on the Company.

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

These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. For a discussion on the risks, uncertainties and assumptions that affect our business, operating results and financial condition, you should carefully review the “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” qualification and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 15, 2013, a putative class action lawsuit was filed in the District Court in McLennan County, Texas against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Eric J. Drayer v. James T. Sartain, et. al., Cause No. 2013-246-5. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders in connection with Värde's proposal and that Värde, Parent and Merger Subsidiary have aided and abetted such breaches. The plaintiff sought declaratory and injunctive relief, reasonable attorneys' and experts' fees and in the event the transaction is consummated, rescission of the transaction, rescissory damages and an accounting of all damages, profits and special benefits. On February 13, 2013, a first amended petition was filed. The amended petition alleged that the director defendants breached their fiduciary duties by (i) failing to maximize the value of the Company, (ii) taking steps to avoid competitive bidding, (iii) failing to properly value the Company and (iv) omitting material information and providing materially misleading information in the preliminary proxy statement, and sought the same relief and asserted the same claims as the original petition.

On January 29, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Parent, Merger Subsidiary and Värde purportedly on behalf of the Company's stockholders, under the caption Paul Perry v. FirstCity Financial Corporation, et. al., Case No. 8259-VCG. The lawsuit alleged, among other things, that the director defendants breached their fiduciary duties to the Company's stockholders by entering into the merger agreement and that the Company, Värde, Parent and Merger Subsidiary aided and abetted such breaches. The plaintiff sought declaratory and injunctive relief, reasonable attorneys' and experts' fees and in the event the transaction is consummated, rescission of the transaction and an accounting of all damages, profits and special benefits. On February 15, 2013, a first amended complaint was filed adding Värde Management, L.P. as a defendant. The amended complaint alleged that the director defendants breached their fiduciary duties by (i) agreeing to the merger consideration which undervalues the Company, (ii) agreeing to the terms of the merger agreement which deter other bidders and (iii) omitting material information and providing materially misleading information in the preliminary proxy statement, and sought the same relief and asserted the same claims as the original complaint.

On April 10, 2013, the Company, its directors, Parent, Merger Subsidiary, Värde and Värde Management, L.P., as defendants in the Perry lawsuit and the Drayer lawsuit, reached an agreement in principle with the plaintiffs in such actions providing for the settlement of the actions on the terms and subject to the conditions set forth in the memorandum of understanding dated April 10, 2013, which was amended on April 22, 2013 (the "MOU"), which terms included, but are not limited to, an obligation by the Company to make certain additional disclosures in the proxy statement regarding the proposed transaction. If the settlement becomes effective, the attorneys for the plaintiff class will seek an award of attorney's fees and expenses. The settlement is subject to, among other things, the execution of definitive settlement documentation, the completion of confirmatory discovery, dismissal of the actions, consummation of the proposed transaction and the approval of the Texas and Delaware courts. Upon effectiveness of the settlement, the Perry and Drayer lawsuits will be dismissed with prejudice and all claims under federal and state law that were or could have been asserted in such suits or which arise out of or relate to the proposed transaction will be released by the plaintiff class. The defendants entered into the MOU to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.

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
Dated: May 13, 2013

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial and
Accounting Officer)